Form 10-Q
period 1999-03-31
TUT SYSTEMS INC
filed 1999-05-14
CIK 878436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

                       Commission File Number: 333-60419

                               TUT SYSTEMS, INC.
                               -----------------

             (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-2958543
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                2495 Estand Way, Pleasant Hill, California 94523
                ------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (925) 682-6510
                                                            -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [_]

     As of May 3, 1999, 11,462,069 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

                               TUT SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

PART I.         FINANCIAL INFORMATION
Item 1.         Condensed Financial Statements (unaudited):

                Condensed Balance Sheets as of March 31, 1999 and December 31, 1998.........   1

                Condensed Statements of Operations for the three months Ended March 31, 1999
                and March 31, 1998..........................................................   2

                Condensed Statements of Cash Flows for the three months Ended March 31, 1999
                and March 31, 1998..........................................................   3

                Notes to Unaudited Condensed Financial Statements...........................   4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations..................................................................   7

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................  20

PART II.  OTHER INFORMATION

Item 2.         Changes in Securities.......................................................  21

Item 6.         Exhibits and Reports on Form 8-K............................................  21

Signature

Index to Exhibits

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                               TUT SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                          March 31,         December 31,
                                                                                             1999               1998
                                                                                         -----------        ------------
                                                                                         (unaudited)
                                                ASSETS
Current assets:

   Cash and cash equivalents..........................................................     $ 47,263          $  4,452
   Short-term investments.............................................................        3,110                --
   Accounts receivable, net of allowance for doubtful accounts of $165 and $115 in
    1999 and 1998, respectively.......................................................        4,094             3,194
   Inventories........................................................................        3,479             3,787
   Prepaid expenses and other.........................................................          898               499
                                                                                           --------          --------
       Total current assets...........................................................       58,844            11,932
Property and equipment, net...........................................................        1,801             1,790
Deferred offering costs...............................................................           --               955
Other assets..........................................................................        2,500               580
                                                                                           --------          --------
       Total assets...................................................................     $ 63,145          $ 15,257
                                                                                           ========          ========

           LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                 WARRANT, AND STOCKHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...................................................................     $  2,206          $  2,421
   Accrued liabilities................................................................        1,898             1,758
   Deferred revenue...................................................................          493               580
                                                                                           --------          --------
       Total current liabilities......................................................        4,597             4,759
Lines of credit, net of current portion...............................................        1,380             4,262
Deferred revenue, net of current portion..............................................        2,603             2,080
                                                                                           --------          --------
       Total liabilities..............................................................        8,580            11,101
                                                                                           --------          --------

Redeemable convertible preferred stock, $0.001 par value, 7,531 shares authorized,
 none and 6,355 shares issued and outstanding in 1999 and 1998, respectively..........           --            43,895
Redeemable convertible preferred stock warrant........................................           --             2,100
                                                                                           --------          --------
                                                                                                 --            45,995
                                                                                           --------          --------
Stockholders' equity (deficit):
   Convertible preferred stock, $0.001 par value, 5,000 shares authorized,
    none and 1,098 shares issued and outstanding in 1999 and 1998, respectively.......           --             1,567
   Common stock, $0.001 par value, 100,000 shares authorized, 11,454 and 347 shares
    issued and outstanding in 1999 and 1998, respectively.............................           11                --
Additional paid in capital............................................................      103,848             2,455
Deferred compensation.................................................................       (1,313)           (1,427)
Accumulated deficit...................................................................      (47,981)          (44,434)
                                                                                           --------          --------
       Total stockholders' equity (deficit)...........................................       54,565           (41,839)
                                                                                           --------          --------
       Total liabilities and stockholders' equity (deficit)...........................     $ 63,145          $ 15,257
                                                                                           ========          ========

   The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                              ----------------------
                                                                                               1999            1998
                                                                                              ----------------------
Revenues:
   Product.............................................................................       $ 3,573        $ 1,696
   License and royalty.................................................................           318            164
                                                                                              -------        -------
       Total revenues..................................................................         3,891          1,860
                                                                                              -------        -------
Cost of goods sold:
   Product.............................................................................         2,239          1,012
   License and royalty.................................................................             3             --
                                                                                              -------        -------
       Total cost of goods sold........................................................         2,242          1,012
                                                                                              -------        -------
Gross margin...........................................................................         1,649            848
                                                                                              -------        -------
Operating expenses:
   Sales and marketing.................................................................         2,401          1,831
   Research and development............................................................         1,671          1,443
   General and administrative..........................................................           987            642
   Noncash compensation expense........................................................           114             66
                                                                                              -------        -------
       Total operating expenses........................................................         5,173          3,982
                                                                                              -------        -------
       Loss from operations............................................................        (3,524)        (3,134)
Interest expense.......................................................................          (176)           (10)
Other income...........................................................................           389            124
                                                                                              -------        -------
       Loss before income taxes........................................................        (3,311)        (3,020)
Income tax expense.....................................................................             1             --
                                                                                              -------        -------
       Net loss........................................................................        (3,312)        (3,020)
Dividend accretion on preferred stock..................................................           235            604
                                                                                              -------        -------
Net loss attributable to common stockholders...........................................       $(3,547)       $(3,624)
                                                                                              =======        =======
Net loss per share attributable to common stockholders, basic and diluted (Note 3).....         $(.45)       $(16.53)
                                                                                              =======        =======
Shares used in computing net loss attributable to common stockholders,
 basic and diluted (Note 3)............................................................         7,872            219
                                                                                              =======        =======

   The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          -----------------------------
                                                                                              1999            1998
                                                                                          -----------------------------
Cash flows from operating activities:
 Net loss............................................................................        $(3,312)        $(3,020)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................................            176             122
  Provision for (reduction in)  allowance for doubtful accounts......................             50             (16)
  Provision for excess and obsolete inventory........................................            107              --
  Amortization of discounts on investments...........................................            (14)            (77)
  Noncash compensation expense.......................................................            114              66
  Change in assets and liabilities:..................................................
   Accounts receivable...............................................................           (950)           (165)
   Inventories.......................................................................            201            (381)
   Prepaid expenses and other assets.................................................         (1,364)            147
   Accounts payable..................................................................           (215)           (135)
   Deferred revenue..................................................................            436             321
   Accrued liabilities...............................................................            140             376
                                                                                             -------         -------
      Net cash used in operating activities..........................................         (4,631)         (2,762)
                                                                                             -------         -------
Cash flows from investing activities:
 Purchase of property and equipment..................................................           (187)           (333)
 Purchase of short-term investments..................................................         (3,096)         (1,949)
                                                                                             -------         -------
      Net cash used in investing activities..........................................         (3,283)         (2,282)
                                                                                             -------         -------
Cash flows from financing activities:
 Payment on lines of credit..........................................................         (2,882)             --
 Proceeds from lines of credit.......................................................             --             139
 Proceeds from issuances of common and preferred stock, net..........................         53,607           2,698
                                                                                             -------         -------
      Net cash provided by financing activities......................................         50,725           2,837
                                                                                             -------         -------
      Net increase (decrease) in cash and cash equivalents...........................         42,811          (2,207)
Cash and cash equivalents, beginning of period.......................................          4,452           5,395
                                                                                             -------         -------
Cash and cash equivalents, end of period.............................................        $47,263         $ 3,188
                                                                                             =======         =======



   The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                  (unaudited)
1.   The Company:

     Tut Systems, Inc. (the "Company") was founded in 1983 and began operations in August 1991. The Company designs, develops and markets advanced communications products which enable high-speed data access over the copper infrastructure of telephone companies, as well as the copper telephone wires in homes, businesses and other buildings. The Company's products incorporate high-bandwidth access multiplexers, associated modems and routers, Ethernet extension products and integrated network management software.

2.   Basis of Presentation:

     The accompanying condensed interim financial statements as of March 31, 1999 and 1998 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three months ended March 31, 1999 and 1998. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Prospectus, filed with the Securities and Exchange Commission on January 28, 1999. The balance sheet as of December 31, 1998 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 1999 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 1999.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)
                                  (unaudited)

3.   Summary of Significant Accounting Policies:

     Net Loss Per Share and Pro Forma Net Loss Before Dividend Accretion:

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provision of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

                                                                                          Three months ended
                                                                                               March 31,
                                                                                        ------------------------
                                                                                           1999          1998
                                                                                        -----------  -----------
Net loss  per share attributable to common stockholders, basic and diluted:
Net loss attributable to common stockholders.........................................    $(3,547)        $(3,624)

Net loss per share attributable to common stockholders, basic and diluted............    $  (.45)        $(16.53)
                                                                                         =======         =======
Shares used in computing net loss attributable to common stockholders,                     7,872             219
    basic and diluted................................................................    =======         =======


Antidilutive securities including options, warrants and preferred stock not included       1,017           8,968
 in net loss per share attributable to common stockholders calculations..............    =======         =======

     Pro forma net loss per share before dividend accretion has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock during the relevant periods.

                                                                                          Three months ended
                                                                                               March 31,
                                                                                        ------------------------
                                                                                          1999          1998
                                                                                        -----------  -----------
Pro forma net loss per share before dividend accretion:
Net loss attributable to common stockholders.........................................    $(3,547)        $(3,624)
Dividend accretion on redeemable convertible preferred stock.........................        235             604
                                                                                         -------         -------
Pro forma net loss before dividend accretion on redeemable convertible preferred         $(3,312)        $(3,020)
 stock...............................................................................    =======         =======

Shares used in computing net loss attributable to common stockholders,                     7,872             219
  basic and diluted..................................................................
Adjustment to reflect the assumed conversion of preferred stock......................      2,401           7,369
                                                                                         -------         -------
Shares used in computing pro forma net loss before dividend accretion on                  10,273           7,588
 preferred stock, basic and diluted..................................................    =======         =======

Pro forma net loss per share, before dividend accretion, basic and diluted...........      $(.32)          $(.40)
                                                                                         =======         =======

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)
                                  (unaudited)
4. Initial Public Offering and Conversion of Redeemable Convertible Preferred Stock and Warrant:

     In January 1999, the Company completed its initial public offering and issued 2,875 shares of its common stock at a price of $18.00 per share. The Company received approximately $47.0 million in cash, net of underwriting discounts, commissions and other offering costs. Additionally, prior to the initial public offering, a warrant to purchase 667 shares of Series G convertible preferred stock at an exercise price of $10.00 per share was exercised for approximately $6.7 million. Simultaneously with the closing of the initial public offering, all of the Company's convertible preferred stock and redeemable convertible preferred stock was automatically converted into an aggregate of 8,120 shares of common stock.

5.   Royalty Obligation

     The Company has acquired the rights, title and interests in two patents from a founder and stockholder of the Company. Under a previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2.5 million as a lump sum payment for all its future royalty obligations. This payment, net of the current portion, is included in other assets at March 31, 1999. The Company is amortizing the amount ratably over five years. This period represents the estimated useful life of the patented technology.

6.   Inventories:

Inventories consist of the following:                                                 March 31,      December 31,
                                                                                        1999             1998
                                                                                    --------------   ----------------
   Finished goods................................................................       $1,591           $1,856
   Work in progress..............................................................        1,286            1,616
   Raw material..................................................................          602              315
                                                                                        ------           ------
                                                                                        $3,479           $3,787
                                                                                        ======           ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in the Company's Registration Statement on Form S-1. The Company disclaims any obligation to update information contained in any forward-looking statement.


Overview

     Tut Systems, Inc. (the "Company") designs, develops and markets advanced communications products and technology which enable high-speed data access over the copper infrastructure of telephone companies, as well as the copper telephone wires in homes, businesses and other buildings. The Company's Expresso and XL products include high-bandwidth access multiplexers, associated modems and routers, Ethernet extension products, and integrated network management software. The Company also licenses its HomeRun technology, which enables the creation of an in-home Ethernet LAN over existing telephone wires.

     The Company generates revenues primarily from the sale of products and, to a lesser extent, through the licensing of its HomeRun technology. The Company generally recognizes revenues from product sales upon shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time revenues are recognized. License and royalty revenues consist of non-refundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, license and royalty revenues are comprised primarily of non-refundable license fees paid in advance. Such revenues are recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenues are expected to consist primarily of royalties based on products sold by the Company's licensees. The Company does not expect that such license and royalty revenues will constitute a substantial portion of the Company's revenues in future periods.

     Sales to customers outside of the United States accounted for approximately 18.5% and 21.4% of revenues in 1998 and the first quarter of 1999, respectively, and the Company expects sales to customers outside of the United States to increase in the future. To date, substantially all sales have been denominated in U.S. dollars.

     The Company expects to continue to evaluate product line expansion and new product opportunities, engage in extensive research, development and engineering activities and focus on cost-effective design of its products. Accordingly, the Company will continue to make significant expenditures on sales and marketing and research and development activities.

     Sales prices of some of the Company's products continue to face downward pressure as a result of increased competition. Price reductions may be necessary to remain competitive. Although the Company has been able to offset most price declines to date with reductions in its manufacturing costs, there can be no assurance that the Company will be able to offset further price declines with cost reductions. In addition, certain of the Company's licensees may sell products based on the Company's technology to competitors or potential competitors of the Company. There can be no assurance that the Company's HomeRun technology will continue to be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for the Company's products.

     The Company has generated net operating losses to date and, as of March 31, 1999, had an accumulated deficit of $48.0 million. The ability of the Company to generate income from operations will be primarily dependent on increases in sales volume, reductions in certain manufacturing costs, and the growth of high-speed data access solutions in the service provider and MDU markets. In view of the Company's limited history of product revenues from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                                                             Three months ended
                                                                                                   March 31,
                                                                                           ----------------------
                                                                                            1999           1998
                                                                                           ------         -------
Total revenues......................................................................        100.0%          100.0%
Total cost of goods sold............................................................         57.6            54.4
                                                                                           ------         -------
  Gross margin......................................................................         42.4            45.6
Operating expenses:
  Sales and marketing...............................................................         61.7            98.4
  Research and development..........................................................         43.0            77.6
  General and administrative........................................................         25.4            34.5
  Noncash compensation expense......................................................          2.9             3.6
                                                                                           ------         -------
     Total operating expenses.......................................................        133.0           214.1
                                                                                           ------         -------
  Loss from operations..............................................................        (90.6)         (168.5)
Other income (expense), net.........................................................          5.5             6.1
                                                                                           ------         -------
  Loss before income taxes..........................................................        (85.1)         (162.4)
Income tax expense..................................................................          0.0             0.0
                                                                                           ------         -------
  Net loss..........................................................................        (85.1)%        (162.4)%
                                                                                           ======         =======

     Three Months Ended March 31, 1999 and 1998

     Revenues. The Company generates revenues primarily from the sale of products and, to a lesser extent, through the licensing of its HomeRun technology. The Company's total revenues increased to $3.9 million for the three months ended March 31, 1999 from $1.9 million for the three months ended March 31, 1998. The increase in 1999 was primarily due to an increase in sales of XL and Expresso products and continued sales of Expresso GS and Expresso MDU products which were introduced in the second quarter and third quarter of 1998, respectively. License and royalty revenues were $0.3 million for the three months ended March 31, 1999 compared to $0.2 million for the same quarter of 1998. License and royalty revenues to date consist primarily of the currently recognized portion of fees from total license contracts of $4.2 million. Approximately $3.1 million and $0.3 million of such fees were deferred at March 31, 1999 and 1998, respectively.

     Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. The Company's cost of goods sold increased to $2.2 million for the three months ended March 31, 1999 from $1.0 million for the three months ended March 31, 1998 primarily due to increased sales and production of the Company's XL, Expresso GS and Expresso MDU products. The Company's gross margin on an absolute basis increased to $1.6 million for the three months ended March 31, 1999 from $0.8 million for the three months ended March 31, 1998. Gross margin as a percentage of revenues decreased to 42.4% of revenues for the three months ended March 31, 1999 from 45.6% of revenues for the three months March 31, 1998. The decrease in gross margin as a percent of revenues in 1999 was primarily due to the change in product mix to include Expresso products which have lower average gross margins than the XL products. Increased costs of raw materials and contract manufacturing associated with initial Expresso product introductions also contributed to this decrease in gross margin. The Company expects that the introduction of additional

Expresso GS, Expresso MDU or any other new products may result in similar overall gross margins over the next quarter.

     Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs including commissions and costs related to customer support, travel, trade-shows, promotions and outside services. The Company's sales and marketing expenses increased to $2.4 million for the three months ended March 31, 1999 from $1.8 million for the three months ended March 31, 1998. The increase in 1999 was primarily due to increased sales and marketing personnel, expansion of travel and attendance at trade shows, increased personnel related to customer support activities and expanded efforts in international markets. The Company intends to increase sales and marketing expenses as it adds personnel to support its domestic and international sales and marketing efforts.

     Research and Development. Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. The Company's research and development expenses increased to $1.7 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. The increase in 1999 was primarily due to increased expenditures from development of additional Expresso GS and Expresso MDU products and enhancement of certain XL
products.   The Company intends to increase investment in research and development programs in future periods for the purpose of enhancing current products for domestic and international markets, reducing the cost of current products and developing new products.

     General and Administrative. General and administrative expenses primarily consist of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. The Company's general and administrative expenses increased to $1.0 million for the three months ended March 31, 1999 from $0.6 million for the three months ended March 31, 1998. The increase in 1999 was primarily due to additional administrative personnel and increases in other costs related to the Company's growth. The Company intends to increase general and administrative expenditures as a result of additional reporting requirements imposed on the Company as a public entity and increased infrastructure costs as the Company expands its business.

     Noncash Compensation Expense. Noncash compensation expense primarily consists of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. The Company's noncash compensation expense was $0.1 million for the three months ended March 31, 1999 and 1998. The Company intends to recognize $1.3 million in additional expenses related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

     Other Income (Expense), Net. Other income (expense), net consists of interest income on cash, cash equivalents and short-term investment balances, offset by interest expense associated with credit facilities. The Company's other income (expense), net was $0.2 million for the three months ended March 31, 1999 and $0.1 million for the three months ended March 31, 1998. The increase in 1999 was primarily due to increased balances in cash, cash equivalents and short-term investments following the Company's initial public offering.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through the sale of preferred equity securities for an aggregate of $46.0 million net of offering costs. In January, 1999 the Company completed its initial public offering and issued 2,875,000 shares of its Common Stock at a price of $18.00. The Company received approximately $47.0 million in cash, net of underwriting discounts, commissions and other offering costs. The Company also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share.

     The Company has a credit facility to borrow up to $7.5 million. The credit facility is composed of two revolvers: a formula revolver of up to the lesser of $3.0 million or 85% of qualified accounts receivable bearing interest at prime plus 2.0% per annum; a non-formula revolver of up to $4.5 million bearing interest at prime plus 3.5% per annum. The credit facility requires a minimum monthly interest payment of $10,000. The term of the credit facility is 18 months ending on June 30, 2000 and is automatically renewed for additional terms of one year unless 60 days' written notice is given by either party. The Company has approximately $1.4 million borrowed against the credit facility as of March 31, 1999.

     At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $50.4 million.

     Net cash used by operating activities was $4.6 million for the three months ended March 31, 1999, compared to $2.8 million for the same period of 1998. The increase in 1999 was primarily due to the $2.5 million payment to purchase certain intellectual property previously subject to ongoing royalties.

     Net cash used in investing activities was $3.3 million for the three months ended March 31, 1999, compared to $2.3 million for the same period of 1998. The increase in 1999 was primarily due to the purchase of short-term investments.

     Net cash provided by financing activities was $50.7 million for the three months ended March 31, 1999, compared to $2.8 million for the same period of 1998. The increase in 1999 was primarily due to the Company's initial public offering of 2,875,000 shares of its Common Stock for which the Company received approximately $47.0 million in cash. Additionally, the Company received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at an exercise price of $10.00 per share. The Company used $2.9 million of cash to pay down its borrowings under a credit facility entered into in 1998.

     In future periods, the Company generally anticipates significant increases in working capital on a period to period basis primarily as a result of planned increased product sales and higher relative levels of inventory. The Company will also continue to expend significant amounts on property and equipment related to the expansion of systems infrastructure and office equipment to support Company growth and lab and test equipment to support on-going research and development operations.

     During the three months ended March 31, 1999 and 1998, the Company incurred non-cash expenses related to the amortization of stock compensation and other non-cash items. The table below sets forth supplemental information concerning the impact of certain non-cash items on losses from operations. The Statements of Operations data has been derived from the Company's unaudited condensed interim financial statements, which, in Management's opinion, have been prepared on substantially the same basis as the audited annual financial statements necessary for a fair presentation of the periods presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                                                             Three months ended
                                                                                                   March 31,
                                                                                           -----------------------
                                                                                              1999          1998
                                                                                           ----------- ------------
Total revenues......................................................................        $ 3,891         $ 1,860
                                                                                            -------         -------
Gross margin........................................................................          1,649             848
Operating expenses..................................................................          5,173           3,982
                                                                                            -------         -------
Loss from operations................................................................        $(3,524)        $(3,134)
                                                                                            =======         =======

Supplemental loss information (1):
Historical loss from operations.....................................................        $(3,524)        $(3,134)
Add back certain non-cash charges:
  Amortization of non-cash compensation (2).........................................            114              66
  Depreciation......................................................................            176             122
                                                                                            -------         -------
Supplemental loss from operations excluding certain non-cash charges................        $(3,234)        $(2,946)
                                                                                            =======         =======


(1) The accompanying supplemental financial information is presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles.

(2) Expense associated with the amortization of non-cash compensation consists primarily of the recognition of expense related to certain employee stock option grants, based on the difference between fair value of common stock and the option exercise price at the date of grant.

     The Company believes that its cash, cash equivalents and short-term investment balances and funds available under its credit facility will be sufficient to satisfy its cash requirements for at least the next 12 months.

Risk Factors

We Have a History of Losses and Cannot Predict Our Future Profitability

     We have incurred substantial and increasing net losses and experienced negative cash flow each fiscal quarter since our inception. We incurred net losses attributable to common stockholders of $3.5 million and $3.6 million for the three months ended 1999 and 1998, respectively. As of March 31, 1999, we had an accumulated deficit of $48.0 million. We have spent substantial amounts of money on the development of our Expresso products and our HomeRun technology. We intend to continue increasing certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. There can be no assurance that we will generate a sufficient level of revenue to offset these expenditures, or that we will be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general administrative functions are, in the short term, relatively fixed. Currently, we derive revenue primarily from an approximate even mix of sales of our XL and Expresso products. Our ability to increase revenues or achieve profitability in the future will primarily depend on our ability to increase sales of our Expresso GS and Expresso MDU products, reduce manufacturing costs, and successfully introduce and sell enhanced versions of our existing products and new products. In particular, the success of our Expresso MDU products will depend, in part, on the timely and widespread adoption of our HomeRun technology as an embedded technology in integrated circuits and consumer products. We shipped our first Expresso MDU systems configured with HomeRun line cards in the third quarter of 1998, and configured with LongRun line cards in the fourth quarter of 1998. We expect that we will continue to incur losses through 1999, and we may never achieve or sustain profitability.

Our Operating Results are Likely to Fluctuate in Future Periods and May Fail to Meet the Expectations of Securities Analysts or Investors

     Our annual and quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future as a result of numerous factors, some of which are outside of our control. These factors include:

     .  market acceptance of our products;
     . the timing or cancellation of orders from, or shipments to, existing and new customers;
     . the timing of new product and service introductions by us, our customers, our partners or our competitors;
     .  variations in our sales or distribution channels;
     .  variations in the mix of products offered by us;
     . competitive pressures, including pricing pressures from our partners and competitors;
     .  changes in the pricing policies of our suppliers;
     . the availability and cost of key components; and . the timing of personnel hiring.

     As a result of all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely decline.

     In addition, we base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. However, orders for our products may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations which typically last 60 to 90 days. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenues for that quarter would be reduced. If we have lower revenue in a quarter than expected, we may not be able to reduce our spending in the short-term in response to such shortfall and reduced revenues would have a direct impact on our results of operations for that quarter.

     We may also experience substantial period to period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices ("ASPs") for high-speed data access products and services due to a number of factors, including competition and rapid technological change. We anticipate that ASPs for our products will decrease over time due to competitive pressures and volume pricing agreements. Decreasing ASPs could cause us to experience decreased revenues despite an increase in the number of units sold. There can be no assurance that we will be able to sustain or improve our gross margins in the future, or that we will be able to offset future price declines with cost reductions.

We Cannot Predict Our Success Because Market Acceptance of Our Products is Unproven

     To be successful, we must devote a substantial amount of human and capital resources in order to achieve commercial acceptance of our Expresso GS and Expresso MDU products in the service provider and MDU markets. Our success depends on successful completion of product trials, our ability to educate existing and potential customers and end users about the benefits of our FastCopper technology, including HomeRun, and the development of new products to meet changing demands of service providers, MDUs and corporate customers. The success of our Expresso products will also depend on the ability of our customers to market and sell high-speed data services to end users. We cannot yet predict whether our Expresso products will achieve broad commercial acceptance by service providers, MDUs and corporate customers or in any other market we enter.

     In addition, we recently have licensed our HomeRun technology to semiconductor, computer hardware and consumer electronics manufacturers for incorporation in integrated circuits and consumer products, including PCs, peripherals, modems, Internet telephones and television-based web browsers. There can be no assurance that our HomeRun technology will continue to be successfully deployed on a widespread basis and future sales of products containing our HomeRun technology cannot be predicted. Therefore, there can be no assurance that significant license and royalty revenues will be forthcoming in the future. As a result, we believe that period to period comparisons of license and royalty revenues are not necessarily meaningful and should not be relied upon as indications of future performance.

Copper-Wire Based Solutions Face Competition from Other Technologies

     The market for high-speed data access products and services is characterized by several competing technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities, that offer competing solutions which provide fast access, high reliability and are cost-effective for certain users. Since all of our products are based on the use of copper telephone wire, and since there are physical limits to the speed and distance over which data can be transmitted over this wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. Commercial acceptance of any one of these competing solutions or any technological advancement or product introduction that provides faster access, greater reliability, increased cost-effectiveness or other advantages over technologies that utilize existing telephone copper wires could decrease the demand for our products and reduce ASPs and gross margins associated with our products. The occurrence of any one or more of these events could materially adversely affect our business, financial condition and results of operations.

We Utilize FastCopper Technology in all of Our Products

     Our FastCopper technology is used in our XL, Expresso, Expresso GS, Expresso MDU, HomeRun and LongRun products. Any defect or deficiency in our FastCopper or other transmission technologies used by the Company could manifest itself in one or more of our products and could reduce the functionality, effectiveness or marketability of our products. Such defects or deficiencies could cause orders for our products to be canceled or delayed, reduce revenues, or render our products obsolete. In such event, we would be required to devote substantial financial and other resources for a significant period of time in order to develop new or additional technologies to support our products. There can be no assurance that we would be successful in developing such technologies in a timely manner, if at all, or that such technologies would be sufficient to allow the Company to remain competitive, or that such technologies would be capable of simultaneous deployment across our products. Any of these events, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Our Market is Subject to Rapid Technological Change and to Compete, We Must Continually Introduce New Products that Achieve Broad Market Acceptance

     The markets for high-speed data access products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end user requirements and evolving industry standards. In addition, the market for high-speed data access products is dependent in large part on the increased use of the Internet. Certain issues concerning the use of the Internet, including security, lost or delayed packets, and quality of service, remain unresolved and may negatively affect the development of the market for our products. If we do not address these technological changes and challenges by regularly introducing new products, our product line will become obsolete. We must also continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. We cannot assure you that we will be able to respond quickly and effectively to technological change. In addition, we may have only a limited amount of time to penetrate certain markets, and there can be no assurance that we will be successful in achieving widespread acceptance of our products before competitors offer products and services similar or superior to our products. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. Any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

The Market in which We Operate is Highly Competitive, and We May Not Be Able to Compete Effectively

     The markets for high-speed Internet and network access products are intensely competitive, and expect that such markets will become increasingly
competitive in the future.   Our most immediate competitors are: PairGain
Technologies, Inc., Paradyne Corporation, Cisco Systems, Inc., Ascend Communications, Inc., Copper Mountain

Networks, Inc., and a number of other public and private companies. Many of these competitors are offering, or may offer, technologies and services that directly compete with some or all of our high-speed access products. The principal bases of competition in our markets include:


     .  price;
     . product features and enhancements (including improvements in product performance, reliability, size, compatibility and scalability);
     .  breadth of product lines;
     .  product ease of deployment;
     .  conformance to industry standards;
     . sales and distribution capability; and . technical support and customer service.

     Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do, and we can give you no assurance that we will be able to compete effectively in our target markets. As a result, they may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. In addition, certain of our licensees may sell products based on our technology to our competitors or potential competitors. Such licensing may cause an erosion in the potential market for our products. There can be no assurance that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully. This competition could result in price reductions, reduced profit margins and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

     We also compete with technologies using alternative transmission media such as coaxial cable, wireless facilities and fiber optic cable. To the extent that telecommunications service providers choose to install fiber optic cable or other transmission media in the last mile, or to the extent that homes and businesses install other transmission media within buildings, we expect that demand for our products which are based on copper telephone wires will decline. These competitive pressures from alternative transmission technologies may further necessitate price reductions of our existing and future products.

We Depend on Relationships with Certain Strategic Partners for Increased Market Penetration of Our Products

     We have established relationships with several strategic partners, including our collaborative arrangement through the Home Phoneline Network Alliance with leading semiconductor, computer hardware and consumer electronics manufacturers and agreements with certain licensees of our HomeRun technology. These relationships are crucial to our success. In particular the success of our HomeRun technology is dependent on the development and marketing of HomeRun-enabled integrated circuits and consumer products, including PCs, peripherals, modems (56 Kbps, ISDN, xDSL, cable and wireless), Internet telephones and television-based web browsers, by our strategic partners. The members of the Home PNA are not obligated to license, sell or otherwise promote our products or technologies. Accordingly, we believe that these relationships are important for the marketing and development of our products.

     The amount and timing of resources which these strategic partners devote to these activities will not be within our control. There can be no assurance that strategic partners will perform their obligations as expected or that any revenue will be derived from strategic arrangements. If any of our strategic partners breaches or terminates their agreement or otherwise fails to conduct its collaborative activities in a timely manner, the development, commercialization or marketing of certain of our products may be delayed and we may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or marketing of our products.

     There can be no assurance that we will be able to negotiate acceptable strategic agreements in the future, that the resulting relationships will be successful, or that we will continue to maintain or develop strategic relationships or to replace strategic partners in the event any such relationships are terminated. Our failure to maintain any strategic relationship could materially and adversely affect our business, financial condition and results of operations.

If a Key Distributor Discontinues Purchasing Our Product, Our Revenues May Decline and the Price of Our Stock May Fall

     In the first three months of 1999, we derived approximately 15.3% of our revenues from combined sales to Tech Data Corporation and Ingram Micro, Inc. two independent distributors of our products. These independent distributors are not contractually bound to purchase our products and therefore could discontinue carrying our products at any time in favor of competitive products or for any other reason. In addition, we remain subject to the risk of product returns from these distributors and other customers. We expect that the sale of our products to a limited number of distributors and value-added resellers, including Tech Data and Ingram, may continue to account for a substantial percentage of revenues for the foreseeable future. Any reduction, delay or loss of orders from Tech Data or Ingram could have a material adverse effect on our revenues and on our business, financial condition and results of operations.

We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Needs

     We do not manufacture any of our products, but instead rely on contract manufacturers to assemble, test and package our products. There can be no assurance that these contract manufacturers and suppliers will be able to meet the Company's future requirements for manufactured products, components and subassemblies. Any interruption in the operations of one or more of these contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to customers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of a current contract manufacturer would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition. In addition, our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. Such constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could have a material adverse effect on our business, operating results or financial condition.

     Substantially all of our products are assembled and tested by our contract manufacturers. Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products and could have a material adverse effect on our business, financial condition or results of operation.

We Purchase Several Key Components from Single or Limited Sources and Could Lose Sales if These Sources Fail to Fill Our Needs

     We currently purchase all of our raw materials and components used in our products through our contract manufacturers. In procuring components, we and our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supply from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx, Inc. Our Expresso products are also dependent on various sole source offerings from Metalink US Inc., Motorola, Inc., Osicom Technologies, Inc., RELTEC Corporation, SaRonix, and Wind River
Systems, Inc.   In addition, certain of our XL products are dependent on
offerings from Globespan Semiconductor, Inc. and Level One Communications, Inc. Any interruption in the supply of any of the key components currently obtained from a single or limited source could disrupt our operations and have a material adverse effect on our business in any given period.

     We generally purchase components pursuant to purchase orders based on forecasts, but we have no guaranteed supply arrangements with these suppliers. The availability of many of these components is dependent in part on our ability to provide our suppliers with accurate forecasts of our future needs. If we or our manufacturers were unable to obtain a sufficient supply of components from their current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and could adversely affect our business, financial condition or results of operations. In addition, any increases in component costs could increase the costs of our products and reduce demand for our products.

We May Not Be Able to Manage Our Growth Effectively

     Our growth has placed, and in the future may continue to place, a significant strain on our engineering, managerial, administrative, operational, financial and marketing resources, and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage our anticipated growth, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third parties. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. Any failure of the Company to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We Depend on International Sales for a Significant Portion of Our Revenues

     Sales to customers outside of the United States accounted for approximately 18.5% and 21.4% of revenues in 1998 and the first quarter of 1999, respectively. We expect sales to customers outside of the United States to increase in the future. There are a number of risks arising from our international business, including:


     .  longer receivables collection periods;
     .  increased exposure to bad debt write-offs;
     .  risk of political and economic instability;
     .  difficulties in enforcing agreements through foreign legal systems;
     .  unexpected changes in regulatory requirements;
     .  import or export licensing requirements;
     .  reduced protection for intellectual property rights in some countries;
        and
     .  currency fluctuations.

     There also can be no assurance that foreign markets for our products will not develop more slowly than currently anticipated.

     We also anticipate that our foreign sales will generally be invoiced in U.S. dollars and, accordingly, we do not plan to engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and exposure to losses in foreign currency transactions may increase. We may choose to limit our exposure through the purchase of forward foreign exchange contracts or other hedging strategies. There can be no assurance that any currency hedging strategy would be successful in avoiding exchange related losses.

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete

     Our future success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 12 United States patents and have 14 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

     We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, strictly limit access to and distribution of our software, and further limit the disclosure and use of other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We also cannot assure you that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

     We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products. Any such assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or acquire licenses to the technology that is the subject of asserted infringement. Such litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of any such litigation and the resulting distraction of our management resources could have a material adverse effect on our business, results of operations or financial condition. We also cannot assure you that any licenses of technology necessary for our business will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Our failure to obtain such licenses could have a material adverse effect on our business, results of operations and financial condition.

Our Products Must Comply with Complex Government Regulations and Evolving Industry Standards or Our Products May Not be Widely Accepted or Sold

     We and our customers are subject to varying degrees of federal, state and local regulation. Our products must comply with various regulations and standards defined by the Federal Communications Commission.. The FCC has issued regulations that set installation and equipment standards for communications systems. Our products are also required to meet certain safety requirements. For example, certain of our products must be certified by Underwriters Laboratories in order to meet federal safety requirements relating to electrical appliances to be used inside the home. In addition, certain products must be Network Equipment Building Standard ("NEBS") certified before they may be deployed by certain of our customers. Any delay in or failure to obtain such approvals could have a material adverse effect on our business, financial condition or results of operations. Outside of the United States, our products are subject to the regulatory requirements of each country in which our products are manufactured or sold. These requirements are likely to vary widely. If we do not obtain timely domestic or foreign regulatory approvals or certificates we would not be able to sell our products where these regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

     In addition, regulation of our customers may adversely impact our business, operating results and financial condition. For example, FCC regulatory policies affecting the availability of data and Internet services and other terms on which telecommunications companies conduct their business, may impede our penetration of certain markets. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards, generally following extensive investigation of competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

     We will not be competitive unless we continually introduce new products and product enhancements that meet emerging industry standards. The emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other service providers, could require redesign of our products. If such standards become widespread and our products are not in compliance, our customers and potential customers may not purchase our products, which would materially adversely affect our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could have a material adverse effect on our business, financial condition and results of operations.

Our Success is Dependent on Our Ability to Provide Adequate Customer Support

     Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. We have limited experience with widespread deployment of our products to a diverse customer base, and there can be no assurance that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could have a material adverse effect on our business, financial condition or results of operations.

Our Success Depends on Our Retention of Certain Key Personnel and Our Ability to Hire Additional Key Personnel

     We depend on the performance of Matthew Taylor, our Chairman of the Board and Chief Technical Officer, and Salvatore D'Auria, our President and Chief Executive Officer, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries, and the loss of any one of them could have a material adverse
effect on our ability to execute our business strategy.   Additionally, we do
not have employment contracts with any of our executive officers and we only maintain a "key person" life insurance policy on Matthew Taylor. We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that we will be able to do so.

Our Failure or the Failure of Our Key Suppliers and Customers to Be Year 2000 Compliant Could Negatively Impact Our Business

     Software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results, which could adversely impact our operations. The following are risks of the Year 2000 issue:

     . potential warranty or other claims from our customers or payment of compensatory or other damages;
     .  loss or delay in market acceptance of our products or services;
     .  disruptions in systems we use to run our business;
     . disruptions in systems used by our suppliers; and . potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation

     We generally warrant and represent to our customers that our products are free from Year 2000 defects. Since all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the year 2000 transition. In addition, litigation regarding year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on our operating results or financial condition.

     Within the past twelve months, the Company has been upgrading components of its own internal computer and related information and operational systems and continues to assess the need for further system redesign and believes it is taking the appropriate steps to ensure Year 2000 compliance. Based on information currently available, the Company believes that the costs associated with Year 2000 compliance, and the consequences of incomplete or untimely resolution of the Year 2000 problem, will not have a material adverse effect on the Company's business, financial condition and results of operations in any given year. However, even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company's business, financial condition and results of operations could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts. There can be no assurance that third party computer products used by the Company are Year 2000 compliant. Further, even though the Company believes that its current products are Year 2000 compliant, there can be no assurance that under actual conditions such products will perform as expected or that future products will be Year 2000 compliant. Any failure of the Company's products to be Year 2000 compliant could result in the loss of or delay in market acceptance of the Company's products and services, increased service and warranty costs to the Company or payment by the Company of compensatory or other damages which could have a material adverse effect on the Company's business, financial condition and results of operations.

We May Engage in Future Acquisitions that Dilute the Ownership Interests of Our Stockholders, Cause Us to Incur Debt and Assume Contingent Liabilities

     As a part of its business strategy, we expect to make acquisitions of, or significant investments in, complementary companies, products or technologies, although no such acquisitions or investments are currently pending. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:


     . difficulties in assimilating the operations and personnel of the acquired companies;
     .  diversion of management's attention from ongoing business concerns;
     . our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
     . additional expense associated with amortization of acquired intangible assets;
     . maintenance of uniform standards, controls, procedures and policies; and . impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

     We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our business, operating results and financial condition.

Our Stock Price Has Been and is Likely to Continue To Be Volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to such factors as the following:


     .  actual or anticipated variations in operating results;
     . announcements of technological innovations, new products or new services by us or by our partners, competitors or customers;
     . changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
     . conditions or trends in the telecommunications industry, including regulatory developments;
     .  growth of the Internet;
     . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     .  additions or departures of key personnel;
     .  future equity or debt offerings or our announcements of such offerings;
        and
     .  general market and general economic conditions.

     In addition, in recent years, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating results. In addition, trading prices of the stocks of many technology companies are at or near historic highs and reflect price-earnings ratios substantially above historic levels. These trading prices and price-earnings rations may not be sustained.

Our Charter and Bylaws and Delaware Law Contain Provisions with Certain Anti-Takeover Effects

     Certain provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our board of directors has the authority to issue up to

5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions, as well as Section 203 of the Delaware General Corporation Law to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Future Sales of Our Common Stock May Depress Our Stock Price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could materially and adversely affect the market price of our common stock. Such sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 1999, we had 11,453,632 shares outstanding. Of these shares, the 2,875,000 shares sold in our initial public offering plus an additional 25,000 sold by a former shareholder are freely tradeable in the public market without restriction unless held by our affiliates. The remaining 8,553,632 shares of common stock available for sale in the public market are limited by restrictions under the securities laws and lock-up agreements applicable to such shares and will be generally available for sale in the public market as follows:

       Date of Availability For Sale                      Number
       -----------------------------                      ------

       July 27, 1999 (180th day after the date of the
       prospectus for our initial public offering)        8,553,632 shares

     In addition, we have 55,000 shares underlying an outstanding warrant that, beginning on July 27, 1999, will be eligible for resale in the public market upon expiration of the warrant holder's' one-year holding period under Rule 144, which will begin upon the date of exercise. However, to the extent that the warrant holder effects a "cashless" exercise of our warrant, the underlying shares will be eligible for sale in the public market beginning on December 21, 1999.

     In addition, we have 991,000 shares of our common stock available for future grants pursuant to our 1998 Stock Plan , and we have 961,643 shares of our common stock which are subject to outstanding options at March 31, 1999. All of such outstanding options are also subject to the 180-day lockup. We intend to register, prior to July 27, 1999, the shares of common stock reserved for issuance under our 1992 Stock Plan and 1998 Stock Plan and the 250,000 shares of common stock reserved or issuance under our 1998 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market beginning on July 27, 1999.

     Lehman Brothers Inc. may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit issuers in short-term securities with maturities of three to twelve months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

  None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Since January 1, 1999, the Company has issued and sold unregistered securities as follows:

         Between January 1, 1999 and March 31, 1999, an aggregate of 111,865 shares of Common Stock were issued to employees upon exercise of options. The aggregate consideration received for such shares was $65,404.

         The Company's registration statement (Registration No. 333-60419) under the Securities Act of 1933, as amended, for its initial public offering became effective on January 28, 1999. Offering proceeds, net of aggregate expenses to the Company, were approximately $47.0 million. The Company expects to use the net offering proceeds for general corporate purposes, including working capital and capital expenditures, enhancing research and development and attracting key personnel.

Item 3.  Defaults Upon Senior Securities
         --------------------------------

  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  None

Item 5.  Other Information
         -----------------

  None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

  (a)    Exhibits:
                10.1  1998 Employee Stock Purchase Plan, as amended.
                27.1  Financial Data Schedule

  (b)    Reports on Form 8-K

         There have been no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TUT SYSTEMS, INC.

                               /s/ Nelson Caldwell
Date:  May 14, 1999            --------------------------------------
                               Nelson Caldwell
                               Vice President, Finance and Chief
                               Financial Officer (Principal Financial
                               and Accounting Officer and Duly
                               Authorized Officer)

                                 Exhibit Index
                                 -------------

     10.1  1998 Employee Stock Purchase Plan, as amended.

     27.1  Financial Data Schedule