Form 10-Q
period 1999-06-30
TUT SYSTEMS INC
filed 1999-08-16
CIK 878436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   [    ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                               Yes [ X ]No [   ]

     As of August 4, 1999, 11,674,312 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

                               TUT SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of June 30, 1999 and
            December 31, 1998..............................................................   1

            Condensed Consolidated Statements of Operations for the three months and
            six months ended June 30, 1999 and June 30, 1998...............................   2

            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 1999 and June 30, 1998..........................................   3

            Notes to Unaudited Condensed Consolidated Financial Statements.................   4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.....................................................................   8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................  21

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................  21

Item 2.     Changes in Securities..........................................................  21

Item 3.     Defaults Upon Senior Securities................................................  21

Item 4.     Submission of Matters to a Vote of Security Holders............................  21

Item 5.     Other Information..............................................................  21

Item 6.     Exhibits and Reports on Form 8-K...............................................  22


Part I.  FINANCIAL INFORMATION

Item I.  Consolidated Financial Statements

                               TUT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)


                                                                        June 30,      December 31,
                                                                          1999           1998
                                                                      ------------    ------------
                                                                       (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents                                           $   23,131      $   4,452
  Short-term investments                                                  21,862              -
  Accounts receivable, net of allowance for doubtful accounts
    of $230 and $115 in 1999 and 1998, respectively                        4,418          3,194
  Inventories                                                              3,466          3,787
  Prepaid expenses and other                                               1,846            499
                                                                      ----------      ---------
    Total current assets                                                  54,723         11,932
Property and equipment, net                                                1,907          1,790
Deferred offering costs                                                        -            955
Other assets                                                               2,420            580
                                                                      ----------      ---------
    Total assets                                                      $   59,050      $  15,257
                                                                      ==========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND WARRANT, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                    $    1,055      $   2,421
  Accrued liabilities                                                      1,520          1,758
  Line of credit                                                           1,414              -
  Deferred revenue                                                           700            580
                                                                      ----------      ---------
    Total current liabilities                                              4,689          4,759
Lines of credit, net of current portion                                        -          4,262
Deferred revenue, net of current portion                                   2,226          2,080
                                                                      ----------      ---------
    Total liabilities                                                      6,915         11,101
                                                                      ----------      ---------
Redeemable convertible preferred stock, $0.001 par value,
  7,531 shares authorized, none and 6,355 shares issued and
  outstanding in 1999 and 1998, respectively                                   -         43,895
Redeemable convertible preferred stock warrant                                 -          2,100
                                                                      ----------      ---------
                                                                               -         45,995
                                                                      ----------      ---------
Stockholders' equity (deficit)
  Convertible preferred stock, $0.001 par value,
    5,000 shares authorized, none and 1,098 shares issued and
    outstanding in 1999 and 1998, respectively                                 -          1,567
  Common stock, $0.001 par value, 100,000 shares authorized,
    11,630 and 347 shares issued and outstanding in
    1999 and 1998, respectively                                               12              -
Additional paid in capital                                               104,082          2,455
Deferred compensation                                                     (1,199)        (1,427)
Accumulated deficit                                                      (50,760)       (44,434)
                                                                      ----------      ---------
  Total stockholders' equity (deficit)                                    52,135        (41,839)
                                                                      ----------      ---------
  Total liabilities and stockholders' equity (deficit)                $   59,050      $  15,257
                                                                      ==========      =========

  The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)
                                  (unaudited)



                                                                     Three months ended                 Six months ended
                                                                          June 30,                          June 30,
                                                                     1999           1998               1999           1998
                                                                -----------    -----------        -----------     -----------
Revenues:
 Product                                                         $   4,735     $   2,399           $   8,308       $  4,095
 License and royalty                                                   275           254                 593            418
                                                                 ---------     ---------           ---------       --------
   Total revenues                                                    5,010         2,653               8,901          4,513
                                                                 ---------     ---------           ---------       --------

Cost of goods sold:
 Product                                                             2,921         1,370               5,160          2,382
 License and royalty                                                     -            21                   3             21
                                                                 ---------     ---------           ---------       --------
   Total cost of goods sold                                          2,921         1,391               5,163          2,403
                                                                 ---------     ---------           ---------       --------
Gross margin                                                         2,089         1,262               3,738          2,110
                                                                 ---------     ---------           ---------       --------
Operating Expenses:
 Sales and marketing                                                 2,456         2,097               4,857          3,928
 Research and development                                            1,687         1,321               3,358          2,764
 General and administrative                                          1,015           782               2,002          1,424
 Noncash compensation expense                                          114           939                 228          1,005
                                                                 ---------     ---------           ---------       --------
   Total operating expenses                                          5,272         5,139              10,445          9,121
                                                                 ---------     ---------           ---------       --------
   Loss from operations                                             (3,183)       (3,877)             (6,707)        (7,011)
Interest expense                                                      (139)          (13)               (315)           (23)
Other income                                                           627           110               1,016            234
                                                                 ---------     ---------           ---------       --------
   Loss before income taxes                                         (2,695)       (3,780)             (6,006)        (6,800)
Income tax expense                                                       -             1                   1              1
                                                                 ---------     ---------           ---------       --------
   Net loss                                                         (2,695)       (3,781)             (6,007)        (6,801)
Dividend accretion on preferred stock                                   -            658                 235          1,262
                                                                 ---------     ---------           ---------       --------
Net loss attributable to common stockholders                     $  (2,695)    $  (4,439)          $  (6,242)      $ (8,063)
                                                                 =========     =========           =========       ========

Net loss per share attributable to common stockholders,
  basic and diluted (Note 3)                                     $   (0.23)    $  (20.06)          $   (0.64)      $ (36.65)
                                                                 =========     =========           =========       ========
Shares used in computing net loss attributable to common
  stockholders, basic and diluted (Note 3)                          11,498           221               9,695            220
                                                                 =========     =========           =========       ========

The accompanying notes are an integral part of these financial statements

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                      ---------------------------
                                                                         1999            1998
                                                                      -----------     -----------
Cash flows from operating activities:
  Net loss                                                            $   (6,007)     $   (6,801)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                            366             255
    Provision for allowance for doubtful accounts                            115              27
    Provision for excess and obsolete inventory                              353               -
    Amortization of discounts on investments                                 (99)           (144)
    Noncash compensation expense                                             228           1,005
    Change in assets and liabilities:
      Accounts receivable                                                 (1,339)         (1,543)
      Inventories                                                            (32)           (346)
      Prepaid expenses and other assets                                   (2,232)             58
      Accounts payable                                                    (1,366)           (419)
      Deferred revenue                                                       266             942
      Accrued liabilities                                                   (238)            150
                                                                      ----------      ----------
        Net cash used in operating activities                             (9,985)         (6,816)
                                                                      ----------      ----------
Cash flows from investing activities:
  Purchase of property and equipment                                        (483)           (586)
  Purchase of short-term investments                                     (21,763)         (1,950)
  Proceeds from maturities of short-term investments                           -           4,000
  Net cash acquired in business combination                                   76               -
                                                                      ----------      ----------
        Net cash (used in) provided by investing activities              (22,170)          1,464
                                                                      ----------      ----------
Cash flows from financing activities:
  Payment on lines of credit                                              (2,882)           (200)
  Proceeds from lines of credit                                               34             257
  Proceeds from issuances of common and preferred stock, net              53,682           3,705
                                                                      ----------      ----------
        Net cash provided by financing activities                         50,834           3,762
                                                                      ----------      ----------
        Net increase (decrease) in cash and cash equivalents              18,679          (1,590)
Cash and cash equivalents, beginning of period                             4,452           5,395
                                                                      ----------      ----------
Cash and cash equivalents, end of period                              $   23,131      $    3,805
                                                                      ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                  (unaudited)
1.  The Company:

     Tut Systems, Inc. (the "Company") was founded in 1983 and began operations in August 1991. The Company designs, develops and markets advanced communications products which enables data to be transmitted at high speeds over the copper wires used by telephone companies, as well as the copper telephone wires found in homes, businesses and other buildings. The Company's products incorporate our proprietary FastCopper technology which allows these products to exploit the underutilized bandwidth, or capacity, of copper telephone wires.

2.  Basis of Presentation:

     The accompanying condensed consolidated financial statements as of June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 are unaudited. The unaudited interim consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the six months ended June 30, 1999 and 1998. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Prospectus, filed with the Securities and Exchange Commission on January 28, 1999. The balance sheet as of December 31, 1998 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the six months ended June 30, 1999 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 1999.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)
                                  (unaudited)

3.  Summary of Significant Accounting Policies:

     Net Loss Per Share and Unaudited Pro Forma Net Loss Before Dividend
Accretion:

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

                                                                          Three months ended                Six months ended
                                                                             June 30,                            June 30,
                                                                     --------------------------          -------------------------
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------         --------
Net loss per share attributable to common stockholders,
   basic and diluted:
Net loss attributable to common stockholders                         $ (2,695)         $ (4,439)         $ (6,242)         $ (8,063)
                                                                     ========          ========          ========          ========
Net loss per share attributable to common stockholders,
   basic and diluted                                                 $  (0.23)         $ (20.06)          $ (0.64)         $ (36.65)
                                                                     ========          ========          ========          ========
Shares used in computing net loss attributable to common
   stockholders, basic and diluted                                     11,498               221             9,695               220
                                                                     ========          ========          ========          ========
Antidilutive securities including options, warrants and
   preferred stock not included in net loss per share
   attributable to common stockholders calculations                     1,094             9,171             1,094             9,171
                                                                     ========          ========          ========          ========



   Pro forma net loss per share before dividend accretion has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock during the relevant periods.


                                                                          Three months ended                Six months ended
                                                                             June 30,                            June 30,
                                                                     --------------------------          -------------------------
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------         --------
Pro forma net loss per share before dividend accretion:
Net loss attributable to common stockholders                         $ (2,695)         $ (4,439)         $ (6,242)         $ (8,063)
Dividend accretion on redeemable convertible preferred
   stock                                                                   --               658               235             1,262
                                                                     --------          --------          --------         --------
Pro forma net loss before dividend accretion on redeemable
   convertible preferred stock                                       $ (2,695)         $ (3,781)         $ (6,007)         $ (6,801)
                                                                     ========          ========          ========          ========
Shares used in computing net loss attributable to common
   stockholders, basic and diluted                                     11,498               221             9,695               220
Adjustment to reflect the assumed conversion of preferred
   stock                                                                   --             7,452             1,194             7,453
                                                                     --------          --------          --------         --------
Shares used in computing pro forma net loss before
   dividend accretion on preferred stock, basic and diluted            11,498             7,673            10,889             7,673
                                                                     ========          ========          ========          ========
Pro forma net loss per share, before dividend accretion,
   basic and diluted                                                  $ (0.23)          $ (0.49)          $ (0.55)          $ (0.89)
                                                                     ========          ========          ========          ========

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)
                                  (unaudited)

3.  Summary of Significant Accounting Policies, continued:

     Impact of Recently Issued Accounting Standards:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 requires that all items that are to be required to be recognized under accounting standards as components of comprehensive financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 replaces FAS 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way the public companies report segment information. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has determined that it does not have any separately reportable business segments.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-1 will not have a material impact on its financial statements and related disclosures.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its results of operations.

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

5.  Royalty Obligation

     The Company has acquired the rights, title and interests in two patents from a founder and stockholder of the Company. Under a previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2.5 million as a lump sum payment for all its future royalty obligations. This payment, net of the current portion, is included in other assets at June 30, 1999. The Company amortizes the amount ratably over five years. This period represents the estimated life of the patented technology.

6.  Inventories:


     Inventories consist of the following:     June 30,        December 31,
                                                 1999              1998
                                               -------           -------

     Finished goods                            $ 2,287           $ 1,856
     Work in process                               480             1,616
     Raw material                                  699               315
                                               -------           -------
                                               $ 3,466           $ 3,787
                                               =======           =======


7.  Significant Customer and Geographic Information:

     The Company structures its business activity in only one operating segment which encompasses the design, development and marketing of advanced communications products. Revenue by geographic region is as follows:

                         Three months ended                 Six months ended
                             June 30,                            June 30,
                     -------------------------         -------------------------
                       1999              1998            1999              1998
                     -------           -------         -------           -------
     United States   $ 4,209           $ 2,215         $ 7,252           $ 3,768
     Foreign             801               438           1,649               745
                     -------           -------         -------           -------
                     $ 5,010           $ 2,653         $ 8,901           $ 4,513
                     =======           =======         =======           =======

     For the three months and the six months ended June 30, 1999, no reseller customers accounted for more than 10% of the Company's revenue. Two reseller customers accounted for approximately 14% and 12%, respectively, of the Company's revenue for the three months and the six months ended June 30, 1998.


8.  Business Combinations:

     In June 1999, the Company acquired PublicPort, Inc. ("PublicPort"), a company that designs and develops subscriber management systems. The Company issued 168,679 shares of its common stock for all of the outstanding common stock of PublicPort.

     The acquisition was accounted for as a pooling of interests. The historical results of operations and financial position of PublicPort have not been significant in relation to those of the Company. As such, historical results of operations of the Company have not been restated to consolidate the results of operations of PublicPort for periods prior to the acquisition date.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

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

Overview

     Tut Systems designs, develops and markets advanced communications products which enable high-speed data access over the copper infrastructure of telephone companies, as well as the copper telephone wires in homes, businesses and other buildings. The Company's Expresso and XL products include high-bandwidth access multiplexers, associated modems and routers, Ethernet extension products and integrated network management software.

     The Company generates revenues primarily from the sale of products and, to a lesser extent, through the licensing of its HomeRun technology. The Company generally recognizes revenues from product sales upon shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time revenues are recognized. License and royalty revenues consist of non-refundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, license and royalty revenues are comprised entirely of non-refundable license fees paid in advance. Such revenues are recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenues are expected to consist primarily of royalties based on products sold by the Company's licensees. The Company does not expect that such license and royalty revenues will constitute a substantial portion of the Company's revenues in future periods.

     Sales price reductions on some of the Company's products may be necessary to remain competitive. Although the Company has been historically able to offset most price declines with reductions in its manufacturing costs, there can be no assurance that the Company will be able to offset further price declines with cost reductions. In addition, certain of the Company's licensees may sell products based on the Company's technology to competitors or potential competitors of the Company. There can be no assurance that the Company's HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for the Company's products. See "Risk Factors."

     Sales to customers outside of the United States accounted for approximately 18.5% of revenues in both 1998 and the first six months of 1999. The Company expects sales to customers outside of the United States to increase in the future. To date, substantially all sales have been denominated in U.S. dollars.

     Tut Systems expects to continue to evaluate product line expansion and new product opportunities, engage in extensive research, development and engineering activities and focus on cost-effective design of its products. Accordingly, the Company will continue to make significant expenditures on sales and marketing and research and development activities.

     In June 1999, the Company acquired PublicPort, Inc. ("PublicPort"). PublicPort designs and develops subscriber management systems which enable businesses, such as the hospitality industry, to allow mobile computer users, using laptop computers equipped with an Ethernet interface, to access the public internet or private corporate networks without having to reconfigure their laptop's network access software. The Company intends to continue additional design and development and to market such products as part of its Expresso MDU product line.

     The Company has generated net operating losses to date and, as of June 30, 1999, had an accumulated deficit of $50.8 million. The ability of the Company to generate income from operations will be primarily dependent on increases in sales volume, reductions in certain manufacturing costs and the growth of high-speed data access solutions in the service provider and multi-dwelling unit ("MDU") markets. In view of the Company's limited history of product revenues from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will have a material adverse effect on the Company's business, financial condition and results of operations.


Results of Operations

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                Three months ended                   Six months ended
                                                     June 30,                              June 30,
                                             -----------------------             --------------------------
                                              1999             1998                1999               1998
                                             -----           -------              ------             ------
Total revenues                               100.0%           100.0%              100.0%              100.0%
Total cost of goods sold                      58.3             52.4                58.0                53.2
                                             -----           -------              ------             ------
   Gross margin                               41.7             47.6                42.0                46.8
Operating expenses:
   Sales and marketing                        49.0             79.0                54.6                87.0
   Research and development                   33.7             49.8                37.7                61.3
   General administrative                     20.3             29.5                22.5                31.6
   Noncash compensation expenses               2.3             35.4                 2.6                22.3
                                             -----           -------              ------             ------
      Total operating expenses               105.3            193.7               117.4               202.2
                                             -----           -------              ------             ------
   Loss from operation                       (63.6)          (146.1)              (75.4)             (155.4)
Other income (expense), net                    9.8              3.6                 7.9                 4.7
                                             -----           -------              ------             ------
   Loss before income taxes                  (53.8)          (142.5)              (67.5)             (150.7)
Income tax expense                              -                -                   -                   -
                                             -----           -------              ------             ------
   Net loss                                  (53.8)%         (142.5)%             (67.5)%            (150.7)%
                                             =====           =======              ======             ======


     Three Months and Six Months Ended June 30, 1999 and 1998

     Revenues. The Company generates revenues primarily from the sale of products and, to a lesser extent, through the licensing of its HomeRun technology. The Company's total revenues increased to $5.0 million and $8.9 million for the three months and the six months ended June 30, 1999, respectively, from $2.7 million and $4.5 million, respectively, for the same periods ended June 30, 1998. The increase in 1999 was primarily due to an increase in sales of Expresso GS products and Expresso MDU products. Expresso MDU products were introduced in the third quarter of 1998. License and royalty revenues were $0.3 million and $0.6 million for the three months and the six months ended June 30, 1999, respectively, compared to $0.3 million and $0.4 million, respectively, for the same periods of 1998. License and royalty revenues to date consist primarily of the currently recognized portion of fees from total license contracts of $4.4 million. Approximately $2.9 million and $0.9 million of such fees were deferred at June 30, 1999 and 1998, respectively.

     Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. The Company's cost of goods sold increased to $2.9 million and $5.2 million for the three months and the six months ended June 30, 1999, respectively, from $1.4 million and $2.4 million, respectively, for the same periods ended June 30, 1998. The increase in 1999 was primarily due to increased production of the Company's Expresso GS products and new production of its Expresso MDU products. The Company's gross margin on an absolute basis increased to $2.1 million and $3.7 million for the three months and the six months ended June 30, 1999, respectively, up from $1.3 million and $2.1 million, respectively, for the same periods ended June 30, 1998. Gross margin as a percentage of revenues decreased to 41.7% and 42.0% of revenues for the three months and the six months ended June 30, 1999, respectively, down from 47.6% and 46.8% of revenues, respectively, for the same periods ended June 30, 1998. The decrease in gross margin as a percent of revenues in 1999 was primarily due to the change in product mix to include Expresso products which have lower average gross margins than the XL products. Increased costs of raw materials and contract manufacturing associated with initial Expresso MDU product introductions also contributed to this decrease in gross margin.

     Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs including commissions and costs related to customer support, travel, trade-shows, promotions and outside services. The Company's sales and marketing expenses increased to $2.5 million and $4.9 million for the three months and the six months ended June 30, 1999, respectively from $2.1 million and $3.9 million, respectively, for the same periods ended June 30, 1998. The increase in 1999 was primarily due to increased hiring of sales and marketing personnel, expansion of travel and attendance at trade shows, increases in personnel related to customer support activities and expanded efforts in international markets. The Company intends to increase sales and marketing expenses as it adds personnel to support its domestic and international sales and customer support efforts.

     Research and Development. Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. The Company's research and development expenses increased to $1.7 million and $3.4 million for the three months and the six months ended June 30, 1999, respectively, from $1.3 million and $2.8 million, respectively, for the same periods ended June 30, 1998. The increase in 1999 was primarily due to increased expenditures from further development of the Expresso GS and Expresso MDU products, development of
HomeRun-related products, and enhancement of certain XL products.   In June,
1999, the Company acquired PublicPort.   The research and development expenses
of PublicPort were consolidated with the Company's expenses for the period subsequent to the acquisition date and represented less than 3% of the expenses for the quarter. The Company intends to increase investment in research and development programs in future periods for the purpose of enhancing current products for domestic and international markets, reducing the cost of current products and developing new products.

     General and Administrative. General and administrative expenses primarily consist of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. The Company's general and administrative expenses increased to $1.0 million and $2.0 million for the three months and the six months ended June 30, 1999, respectively, from $0.8 million and $1.4 million, respectively, for the same periods ended June 30, 1998. The increase in 1999 was primarily due to increased costs related to the Company's growth, including additions of administrative personnel. The Company intends to increase general and administrative expenditures and infrastructure costs as the Company expands its business.

     Noncash Compensation Expense. Noncash compensation expense primarily consists of expenses related to the grant of a warrant to purchase up to 666,836 shares of common stock in consideration for technology endorsement, marketing and certain development support by Microsoft with respect to the Company's HomeRun technology and related products. Noncash compensation expense also consists of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. The Company's noncash compensation expense was $0.1 million and $0.2 million for the three months and the six months ended June 30, 1999, respectively, compared to $0.9 million and $1.0 million, respectively, for the same periods of 1998. The decrease in 1999 is due to the initial expense of $0.9 million for noncash compensation recognized in the three months ended June 30, 1998. The Company intends to recognize $1.2 million in additional expenses related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

     Other Income (Expense), Net. Other income (expense), net consists of interest income on cash balances, offset by interest expense associated with credit facilities. The Company's other income (expense), net was $0.5 million and $0.7 million for the three months and the six months ended June 30, 1999, respectively, and $0.1 million and $0.2 million for the same periods ended June 30, 1998. The increase in 1999 was primarily due to increased balances in cash, cash equivalents and short-term investments following the Company's initial public offering.

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

     The Company has a credit facility to borrow up to $7.5 million. The credit facility is composed of two revolvers: a formula revolver of up to the lesser of $3.0 million or 85% of qualified accounts receivable bearing interest at prime plus 2.0% per annum; a non-formula revolver of up to $4.5 million bearing interest at prime plus 3.5% per annum. The credit facility requires a minimum monthly interest payment of $10,000. The term of the credit facility is 18 months ending on June 30, 2000 and is automatically renewed for additional terms of one year unless 60 days' written notice is given by either party. The Company has approximately $1.4 million borrowed against the credit facility as of June 30, 1999.

     At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $45.0 million.

     Net cash used by operating activities was $10.0 million for the six months ended June 30, 1999, compared to $6.8 million for the same period of 1998. The increase in 1999 was primarily due to the $2.5 million payment to purchase certain intellectual property previously subject to ongoing royalties.

     Net cash used in investing activities was $22.2 million for the six months ended June 30, 1999, compared to $1.5 million of cash provided for the same period of 1998. The increase in 1999 was primarily due to the purchase of short-term investments.

     On June 8, 1999, the Company acquired PublicPort as a wholly-owned subsidiary. The Company issued 168,679 shares of common stock. The acquisition has been accounted for as a pooling of interests resulting in a business combination, net of cash acquired, of approximately $0.1 million.

     Net cash provided by financing activities was $50.8 million for the six months ended June 30, 1999, compared to $3.8 million for the same period of 1998. The increase in 1999 was primarily due to the Company's initial public offering of 2,875,000 shares of its common stock for which the Company received approximately $47.0 million in cash. Additionally, the Company received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at an exercise price of $10.00 per share. The Company used $2.9 million of cash to pay down its borrowings under a credit facility entered into in 1998.

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

     During the six months ended June 30, 1999 and 1998, the Company incurred non-cash expenses related to the amortization of stock compensation and other
non-cash items.   The table below sets forth supplemental information concerning the impact of certain non-cash items on losses from operations. The Statements of Operations data has been derived from the Company's unaudited condensed interim financial statements, which, in Management's opinion, have been prepared on substantially the same basis as the audited annual financial statements necessary for a fair presentation of the periods presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                                      Three months ended                 Six months ended
                                                                          June 30,                            June 30,
                                                             ----------------------------------   ---------------------------------
                                                                  1999               1998              1999              1998
                                                             ----------------   ---------------   ---------------   ---------------
Total revenues                                                  $  5,010          $  2,653          $  8,901          $  4,513
                                                                --------          --------          --------          --------
Gross margin                                                       2,089             1,262             3,738             2,110
Operating expenses                                                 5,272             5,139            10,445             9,121
                                                                --------          --------          --------          --------
Loss from operations                                            $ (3,183)         $ (3,877)         $ (6,707)         $ (7,011)
                                                                ========          ========          ========          ========
Supplemental loss information (1):

Historical loss from operations                                 $ (3,183)         $ (3,877)         $ (6,707)         $ (7,011)
Add back certain non-cash charges:
   Amortization of non-cash compensation (2)                         114               939               228             1,005
   Depreciation                                                      190               133               366               255
                                                                --------          --------          --------          --------
Supplemental loss from operations excluding certain
non-cash charges                                                $ (2,879)         $ (2,805)         $ (6,113)         $ (5,751)
                                                                ========          ========          ========          ========

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

Forward Looking Statements

     The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to expand its existing network or to commence service in new areas, estimates regarding the timing of launching its service in new regions, statements regarding development of the Company's business, future operating results, the Company's anticipated capital expenditures, the effect of regulatory reform and regulatory litigation, the Company's expectations as to its use of the capital resource and the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its products to current and new customers, generate customer demand for its products in the particular regions where it plans to market products, access additional debt or equity financing in the future, achieve acceptable pricing for its products, respond to increasing competition, manage growth of the Company's operations, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements and disclosures regarding the Company's business included herein and in the Company's Registration Statement on Form S-1 (Commission File No. 333-60419). The Company disclaims any obligation to update information contained in any forward-looking statement.

Risk Factors

We have a history of losses.

     We have incurred substantial net losses and experienced negative cash flow each fiscal quarter since our inception. We incurred net losses attributable to common stockholders of $6.2 million for the six months ended June 30, 1999 and $8.1 million for the six months ended June 30, 1998. As of June 30, 1999, we had an accumulated deficit of $50.8 million. We expect that we will continue to incur losses through 1999.

We cannot predict our future profitability.

     We may never achieve or sustain profitability. We have spent substantial amounts of money on the development of our Expresso products and our HomeRun technology. We intend to continue increasing certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. We cannot assure you that we will generate a sufficient level of revenue to offset these expenditures, or that we will be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general administrative functions are, in the short term, relatively fixed. We derive approximately two-thirds of our revenue from sales of our Expresso products and approximately one-third of our revenue from sales of our XL products. Our ability to increase revenues or achieve profitability in the future will primarily depend on our ability to increase sales of our Expresso GS and Expresso MDU products, reduce manufacturing costs, and successfully introduce and sell enhanced versions of our existing products and new products. In particular, the success of our Expresso MDU products depends, in part, on the widespread adoption of our HomeRun technology as an embedded technology in integrated circuits and consumer products.

Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts or investors.

     Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of numerous factors, some of which are outside of our control. These factors include:

 .  market acceptance of our products;
 .  competitive pressures, including pricing pressures from our partners and competitors;
 .  the timing or cancellation of orders from, or shipments to, existing and new customers;
 .  the timing of new product and service introductions by us, our customers, our partners or our competitors;
 .  variations in our sales or distribution channels;
 .  variations in the mix of products offered by us;
 .  changes in the pricing policies of our suppliers;
 . the availability and cost of key components; and . the timing of personnel hiring.

     We may also experience substantial period to period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including competition and rapid technological change. We anticipate that average selling prices for our products will decrease over time due to competitive pressures and volume pricing agreements. Decreasing average selling prices could cause us to experience decreased revenues despite an increase in the number of units sold. We cannot assure you that we will be able to sustain or improve our gross margins in the future, or that we will be able to offset future price declines with cost reductions.

     As a result of these and other factors, it is possible that in some future period our operating results will be below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline.

Difficulties in forecasting product sales could negatively impact our business.

     We base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. However, orders for our products may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations which typically last 60 to 90 days. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenues for that quarter would be reduced. If we have lower revenue in a quarter than expected, we may not be able to reduce our spending in the short-term in response to this shortfall and reduced revenues would have a direct impact on our results of operations for that quarter. Further, we purchase components and contract manufacture our products based on forecasts of sales. If orders for products exceed our forecasts, we may have difficulty meeting customers orders in a timely manner which could damage our reputation or result in lost sales.

Our market is subject to rapid technological change.

     The markets for high-speed data access products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end user requirements and evolving industry standards. In addition, the market for high-speed data access products is dependent in large part on the increased use of the Internet. Issues concerning the use of the Internet, including security, lost or delayed packets, and quality of service, remain unresolved and may negatively affect the development of the market for our products. If we do not address these technological changes and challenges by regularly introducing new products, our product line will become obsolete which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to respond quickly and effectively to technological change.

Our success depends on our ability to continually introduce new products that achieve broad market acceptance.

     We must also continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. We may have only a limited amount of time to penetrate certain markets, and we cannot assure you that we will be successful in achieving widespread acceptance of our products before competitors offer products and services similar or superior to our products. Any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could materially adversely affect our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

Our success depends on continued market acceptance of our Expresso products.

     We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso GS and Expresso MDU products in the service provider and MDU markets and to further penetrate these markets. Our success depends on our ability to educate existing and potential customers and end users about the benefits of our FastCopper technology, including HomeRun, and the development of new products to meet changing demands of service providers, MDUs and corporate customers. The continued success of our Expresso products will also depend on the ability of our customers to market and sell high-speed data services to end users. We cannot assure you that our Expresso products will achieve or maintain broad commercial acceptance by service providers, MDUs and corporate customers or in any other market we enter.

Copper-wire based solutions face severe competition from other technologies.

     The market for high-speed data access products and services is characterized by several competing technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities, that offer competing solutions which provide fast access, high reliability and are cost-effective for some users. Since all of our products are based on the use of copper telephone wire, and since there are physical limits to the speed and distance over which data can be transmitted over this wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. To the extent that telecommunications service providers choose to install fiber optic cable or other transmission media in the last mile, or to the extent that homes and businesses install other transmission media within buildings, we expect that demand for our products which are based on copper telephone wires will decline. Commercial acceptance of any one of these competing solutions or any technological advancement or product introduction that provides faster access, greater reliability, increased cost-effectiveness or other advantages over technologies that utilize existing telephone copper wires could decrease the demand for our products and reduce average selling prices and gross margins associated with our products. The occurrence of any one or more of these events could materially adversely affect our business, financial condition and results of operations.

Manufacturing or design defects in our products could cause harm to our reputation and business.

     Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause orders for our products to be canceled or delayed, reduce revenues, or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time in order to develop new product designs. We cannot assure you that we would be successful in addressing any manufacturing or design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

The markets in which we operate are highly competitive, and we may not be able to compete effectively.

     The markets for high-speed Internet and network access products are intensely competitive, and expect that these markets will become increasingly competitive in the future. Our most immediate competitors are: PairGain, Paradyne, Cisco, Ascend Communications (recently acquired by Lucent Technologies), Copper Mountain, and a number of other public and private companies. Many of these competitors are offering, or may offer, technologies and services that directly compete with some or all of our high-speed access products.

     Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do, and we can give you no assurance that we will be able to compete effectively in our target markets. As a result, they may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. In addition, our licensees may sell products based on our technology to our competitors or potential competitors. This licensing may cause an erosion in the potential market for our products. We cannot assure you that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully. This competition could result in price reductions, reduced profit margins and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

We depend on third parties for increased market penetration of HomeRun.

     We have established relationships with several strategic partners, including our collaborative arrangement through the Home Phoneline Network Alliance, or the Home PNA, with leading semiconductor, computer hardware and consumer electronics manufacturers. We have also licensed our HomeRun technology to members of the Home PNA and others. In this regard, the widespread market acceptance of our HomeRun technology for home networking applications is dependent on the development and marketing of HomeRun-enabled integrated circuits and consumer products by our licensees and their customers. We cannot assure you that our HomeRun technology will continue to be successfully deployed on a widespread basis and future sales of products containing our HomeRun technology cannot be predicted. The amount and timing of resources which our licensees devote to developing and marketing HomeRun-enabled products is not within our control. We cannot assure you that these licensees will develop and market products as expected or that significant license and royalty revenues will be forthcoming in the future. If any of our licensees fails to develop, commercialize or market products incorporating HomeRun technology, our revenues would not grow as expected and we may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or marketing of HomeRun, all of which could have a material adverse effect on our business, financial condition and results of operations.

Changing industry standards may adversely affect demand for our products and our stock price.

     We will not be competitive unless we continually introduce new products and product enhancements that changing industry standards. The emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other service providers, could require redesign of our products. If these standards become widespread and our products are not in compliance, our customers and potential customers may not purchase our products, which would materially adversely affect our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could have a material adverse effect on our business, financial condition and results of operations. In addition, selection of competing technologies as standards by standards setting bodies such as the Home PNA could negatively affect our reputation in the market regardless of whether our products are standard compliant or demand for our products does not decline. This selection could be interpreted by the press and others as having a negative impact on our business which could negatively impact the market price of our stock.

If a key distributor discontinues purchasing our product, our revenues may decline and the price of our stock may fall.

     In the first six months of 1999, we derived approximately 11.7% of our revenues from combined sales to Tech Data, Rycom CCI, Inc. and Ingram Micro, three independent distributors of our products. These independent distributors are not contractually bound to purchase our products and therefore could discontinue carrying our products at any time in favor of competitive products or for any other reason. In addition, we remain subject to the risk of product returns from these distributors and other customers. We expect that the sale of our products to a limited number of distributors and value-added resellers, including Tech Data, Rycom CCI Inc. and Ingram Micro, may continue to account for a substantial percentage of revenues for the foreseeable future. Any reduction, delay or loss of orders from Tech Data, Rycom CCI, Inc. or Ingram Micro could have a material adverse effect on our revenues and on our business, financial condition and results of operations.

We depend on contract manufacturers to manufacture all of our products.

     We do not manufacture any of our products, but instead rely on contract manufacturers to assemble, test and package our products. We cannot assure you that these contract manufacturers and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies. Any interruption in the operations of one or more of these contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to customers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of a current contract manufacturer would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would have a material adverse effect on our business, operating results and financial condition. In addition, our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could have a material adverse effect on our business, operating results or financial condition.

     We currently purchase all of our raw materials and components used in our products through our contract manufacturers. Components are purchased pursuant to purchase orders based on forecasts, but we or our contract manufacturers have no guaranteed supply arrangements with these suppliers. The availability of many of these components is dependent in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers were unable to obtain a sufficient supply of components from current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and could adversely affect our business, financial condition or results of operations. In addition, any increases in component costs could increase the costs of our products and reduce demand for our products.

We rely on third parties to test all of our products.

     Substantially all of our products are assembled and tested by our contract manufacturers. Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any quality assurance problems could increase the costs of manufacturing, assembling or testing of our products and could have a material adverse effect on our business, financial condition and results of operation. Moreover, defects in products which are not discovered in the quality assurance process could damage customer relationships and result in product returns or liability claims, each of which could have a materially adversely affect our business, financial condition and results of operations.

We purchase several key components from single or limited sources and could lose sales if these sources fail to fill our needs.

     We currently purchase all of our raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supply from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx. Our Expresso products are also dependent on various sole source offerings from Metalink US, Motorola, Oki Semiconductor, Osicom Technologies.

RELTEC, SaRonix, and Wind River Systems. Certain of our XL products are dependent on offerings from Globespan Semiconductor and Level One Communications. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, obtaining these components from other sources could take a substantial period of time, could cause us to redesign our products and could disrupt our operations and have a material adverse effect on our business in any given period.

We may not be able to manage our growth effectively.

     Our growth has placed, and in the future may continue to place, a significant strain on our engineering, managerial, administrative, operational, financial and marketing resources, and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage our anticipated growth, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third parties. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. If we are unable to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We depend on international sales for a significant portion of our revenues.

     Sales to customers outside of the United States accounted for approximately 18.5% of revenues in both 1998 and in the first six months of 1999. There are a number of risks arising from our international business, including:

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

     We expect sales to customers outside of the United States to increase in the future and our success is dependent on increased international sales. We can give you no assurance that foreign markets for our products will not develop more slowly than currently anticipated. Any failure to increase sales to customers outside the United States could materially adversely affect our business, financial condition and results of operations.

     We also expend product development and other resources in order to meet regulatory and technical requirements of foreign countries. We are depending on sales of our products in these foreign markets in order to recoup the costs associated with developing products for these markets.

We are subject to fluctuations in currency exchange rates.

     All of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers and reduce demand for our products. We anticipate that foreign sales will generally continue to be invoiced in U.S. dollars. Accordingly, we do not plan to engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and exposure to losses in foreign currency transactions may increase. We may choose to limit our exposure through the purchase of forward foreign exchange contracts or other hedging strategies. We cannot assure you that any currency hedging strategy would be successful in avoiding exchange related losses.

Our limited ability to protect our intellectual property may adversely affect our ability to compete.

     Our future success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 12 United States patents and have 15 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

     We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. We cannot assure you that third parties will not assert infringement claims in the future with respect to our current or future products. Any such assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or acquire licenses to the technology that is the subject of asserted infringement. This litigation or potential litigation could result in product delays, increased costs or both.
In addition, the cost of any litigation and the resulting distraction of our management resources could have a material adverse effect on our business, results of operations or financial condition. We also cannot assure you that any licenses of technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms. Our failure to obtain these licenses could have a material adverse effect on our business, results of operations and financial condition.

Our products must comply with complex government regulations or our products may not be sold.

     We and our customers are subject to varying degrees of federal, state and local regulation. Our products must comply with various regulations and standards defined by the Federal Communications Commission. The FCC has issued regulations that set installation and equipment standards for communications systems. Our products are also required to meet certain safety requirements. For example, certain of our products must be certified by Underwriters Laboratories in order to meet federal safety requirements relating to electrical appliances to be used inside the home. In addition, certain products must be Network Equipment Building Standard certified before they may be deployed by certain of our customers. Any delay in or failure to obtain these approvals could have a material adverse effect on our business, financial condition or results of operations. Outside of the United States, our products are subject to the regulatory requirements of each country in which our products are manufactured or sold. These requirements are likely to vary widely. If we do not obtain timely domestic or foreign regulatory approvals or certificates we would not be able to sell our products where these regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

     In addition, regulation of our customers may adversely impact our business, operating results and financial condition. For example, FCC regulatory policies affecting the availability of data and Internet services and other terms on which telecommunications companies conduct their business, may impede our penetration of certain markets. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards, generally following extensive investigation of competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may have a material adverse effect on the sale of products by us to these customers.

Our success is dependent on our ability to provide adequate customer support.

     Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could have a material adverse effect on our business, financial condition or results of operations.

Our success depends on our retention of certain key personnel and our ability to hire additional key personnel.

     We depend on the performance of Matthew Taylor, our Chairman of the Board and Chief Technical Officer, and Salvatore D'Auria, our President and Chief Executive Officer, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries, and the loss of any one of them could have a material adverse effect on our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers and we only maintain a "key person" life insurance policy on Matthew Taylor. We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. We cannot assure you that we will be able to do so.

Our failure or the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business.

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

     Within the past twelve months, we have been upgrading components of our own internal computer and related information and operational systems and continue to assess the need for further system redesign. We believe we are taking the appropriate steps to ensure year 2000 compliance. Based on information currently available, we believe that the costs associated with year 2000 compliance, and the consequences of incomplete or untimely resolution of the year 2000 problem, will not have a material adverse effect on our business, financial condition and results of operations in any given year. However, even if our internal systems are not materially affected by the year 2000 problem, our business, financial condition and results of operations could be materially adversely affected through disruption in the operation of the enterprises with which we interact. We cannot assure you that third party computer products used by us are year 2000 compliant. Further, even though we believe that our current products are year 2000 compliant, we cannot assure you that under actual conditions these products will perform as expected or that future products will be year 2000 compliant. Any failure of our products to be year 2000 compliant could result in the loss of or delay in market acceptance of our products and services, increased service and warranty costs to us or payment by us of compensatory or other damages which could have a material adverse effect on our business, financial condition and results of operations.

We may engage in future acquisitions of companies, technologies or products.

     As a part of our business strategy, we expect to make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending. For example, in June 1999, we acquired Public Port, Inc. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

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

Our stock price has been and is likely to continue to be volatile.

     The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

 . actual or anticipated variations in operating results;
 . announcements of technological innovations, new products or new services by us or by our partners, competitors or customers;
 . changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
 . conditions or trends in the telecommunications industry, including regulatory developments;
 . growth of the Internet;
 . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
 . additions or departures of key personnel;
 . future equity or debt offerings or our announcements of these offerings; and . general market and general economic conditions.

     In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating results. In addition, trading prices of the stocks of many technology companies are at or near historic highs and reflect price-earnings ratios substantially above historic levels. These trading prices and price-earnings ratios may not be sustained.

Our charter and bylaws and Delaware law contain provisions with certain anti-takeover effects.

     Certain provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions, as well as Section 203 of the Delaware General Corporation Law to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Future sales of our common stock may depress our stock price.

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could materially and adversely affect the market price of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 1999, we had 11,630,049 shares outstanding. Of these shares, 10,794,534 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws. However, 835,515 shares are not currently available for sale in the public market but will be as follows:

     Date of Availability For Sale      Number
     -----------------------------      ------
     February 3, 1999                   666,836 shares
     June 8, 2000                       168,679 shares

     We have agreed, subject to certain conditions, to register on or prior to October 31, 1999 the 168,679 shares which will otherwise become available for sale on June 8, 2000. In addition, we have 55,000 shares underlying an outstanding warrant that will be eligible for resale in the public market upon expiration of the warrant holder's one-year holding period under Rule 144, which will begin upon the date of exercise. However, to the extent that the warrant holder effects a "cashless" exercise of our warrant, the underlying shares will be eligible for sale in the public market beginning on December 21, 1999.

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

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

  None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

  None

Item 3.  Defaults Upon Senior Securities
         --------------------------------

  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  The Company's Annual Meeting of Stockholders was held on May 19, 1999 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters:
(i) the election of three Class I directors for terms of three years expiring in 2002, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. The stockholders elected management's nominees as the Class I directors in an uncontested election and ratified the appointment of the independent auditors by the following votes, respectively:

  (i) Election of Class I directors for terms expiring in 2001:

                                                                          Votes For                Votes Withheld
                                                                      -----------------          ------------------
Clifford H. Higgerson...........................................          7,423,351                     14,968
Brion Applegate.................................................          7,423,351                     14,968
David Spreng....................................................          7,423,351                     14,968

  The Company's Board of Directors is currently comprised of nine members who are divided into three classes with overlapping three-year terms.

  (ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:

         Votes For                    Votes Against                   Abstentions
---------------------------       ----------------------         -------------------
        7,423,351                         4,561                        4,025,066

Item 5.  Other Information
         -----------------

  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)  Exhibits:

10.1 Agreement and Plan of Reorganization dated June 8, 1999, by and among Registrant, PublicPort Acquisition Corporation, a Delaware corporation, PublicPort, Inc., a Delaware corporation, and, with respect to Article VII only, Dory E. Leifer as Stockholder Representative, and U.S. Bank Trust, as Escrow Agent.

10.2 Tut Systems, Inc. Registration Rights Agreement dated June 8, 1999, by and between Registrant and the Company Stockholders listed therein.

27.1   Financial Data Schedule

  (b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed on July 23, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TUT SYSTEMS, INC.

Date:  August 16, 1999

                               /s/ Nelson Caldwell
                               ------------------------------------------
                               Nelson Caldwell
                               Vice President, Finance and Chief
                               Financial Officer (Principal Financial
                               and Accounting Officer and Duly
                               Authorized Officer)

                                 Exhibit Index
                                 -------------

10.1 Agreement and Plan of Reorganization dated June 8, 1999, by and among Registrant, Public Port Acquisition Corporation, a Delaware corporation, PublicPort, Inc., a Delaware corporation, and, with respect to Article VII only, Dory E. Leifer as Stockholder Representative, and U.S. Bank Trust, as Escrow Agent.

10.2 Tut Systems, Inc. Registration Rights Agreement dated June 8, 1999, by and between Registrant and the Company Stockholders listed therein.

27.1    Financial Data Schedule