Form 10-Q
period 1999-09-30
TUT SYSTEMS INC
filed 1999-11-05
CIK 878436

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999



                       Commission File Number: 000-25291

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

                               Yes [ X ] No [   ]

     As of October 31, 1999, 11,699,187 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

                               TUT SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998........    1

         Condensed Consolidated Statements of Operations for the three months and
         nine months ended September 30, 1999 and September 30, 1998.................................    2

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and September 30, 1998.............................................    3

         Notes to Unaudited Condensed Consolidated Financial Statements..............................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................................    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................   21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................   21

Item 2.  Changes in Securities.......................................................................   21

Item 3.  Defaults Upon Senior Securities.............................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders.........................................   21

Item 5.  Other Information...........................................................................   21

Item 6.  Exhibits and Reports on Form 8-K............................................................   21

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                 TUT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                   September 30,       December 31,
                                                                                       1999                1998
                                                                                   -------------       ------------
                                                                                    (unaudited)
                                            ASSETS
Current assets:
    Cash and cash equivalents                                                         $ 16,977           $ 4,452
    Short-term investments                                                              23,442                 -
    Accounts receivable, net of allowance for doubtful accounts
      of $260 and $115 in 1999 and 1998, respectively                                    8,663             3,194
    Inventories                                                                          4,784             3,787
    Prepaid expenses and other                                                           1,440               499
                                                                                       -------          --------
      Total current assets                                                              55,306            11,932
    Property and equipment, net                                                          2,924             1,790
    Deferred offering costs                                                                  -               955
    Other assets                                                                         2,340               580
                                                                                       -------          --------
      Total assets                                                                     $60,570          $ 15,257
                                                                                       =======          ========

    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
      AND WARRANT, AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
      Accounts payable                                                                 $ 3,166           $ 2,421
      Accrued liabilities                                                                2,015             1,758
      Line of credit                                                                     1,452                 -
      Deferred revenue                                                                     770               580
                                                                                       -------          --------
        Total current liabilities                                                        7,403             4,759
    Lines of credit, net of current portion                                                  -             4,262
    Deferred revenue, net of current portion                                             2,310             2,080
                                                                                       -------          --------
        Total liabilities                                                                9,713            11,101
                                                                                       -------          --------

    Redeemable convertible preferred stock, $0.001 par value,
      7,531 shares authorized, none and 6,355 shares issued and
      outstanding in 1999 and 1998, respectively                                             -            43,895
    Redeemable convertible preferred stock warrant                                           -             2,100
                                                                                       -------          --------
                                                                                             -            45,995
                                                                                       -------          --------
    Stockholders' equity (deficit):
      Convertible preferred stock, $0.001 par value,
        5,000 shares authorized, none and 1,098 shares issued and
        outstanding in 1999 and 1998, respectively                                           -             1,567
      Common stock, $0.001 par value, 100,000 shares authorized,
        11,670 and 347 shares issued and outstanding in
        1999 and 1998, respectively                                                         12                 -
    Additional paid in capital                                                         104,256             2,455
    Deferred compensation                                                               (1,085)           (1,427)
    Accumulated deficit                                                                (52,326)          (44,434)
                                                                                       -------          --------
        Total stockholders' equity (deficit)                                            50,857           (41,839)
                                                                                       -------          --------
        Total liabilities and stockholders' equity (deficit)                           $60,570          $ 15,257
                                                                                       =======          ========

          The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                       Three months ended                   Nine months ended
                                                                          September 30,                       September 30,
                                                                        1999             1998              1999              1998
                                                                      -------          --------          --------           -------
Revenues:
    Product                                                           $ 7,579           $ 2,490          $ 15,887          $  6,585
    License and royalty                                                   685               200             1,278               618
                                                                      -------           -------          --------          --------
      Total revenues                                                    8,264             2,690            17,165             7,203
                                                                      -------           -------          --------          --------
Cost of goods sold:
    Product                                                             4,341             1,351             9,501             3,733
    License and royalty                                                     -                31                 3                52
                                                                      -------           -------          --------          --------
      Total cost of goods sold                                          4,341             1,382             9,504             3,785
                                                                      -------           -------          --------          --------
Gross margin                                                            3,923             1,308             7,661             3,418
                                                                      -------           -------          --------          --------
Operating Expenses:
    Sales and marketing                                                 2,678             2,337             7,536             6,265
    Research and development                                            2,008             1,965             5,367             4,729
    General and administrative                                          1,108               682             3,110             2,106
    Noncash compensation expense                                          114               114               342             1,119
                                                                      -------           -------          --------          --------
      Total operating expenses                                          5,908             5,098            16,355            14,219
                                                                      -------           -------          --------          --------
      Loss from operations                                             (1,985)           (3,790)           (8,694)          (10,801)
Interest expense                                                         (152)              (10)             (467)              (33)
Other income                                                              571                66             1,587               300
                                                                      -------           -------          --------          --------
      Loss before income taxes                                         (1,566)           (3,734)           (7,574)          (10,534)
Income tax expense                                                          -                 -                 1                 1
                                                                      -------           -------          --------          --------
      Net loss                                                         (1,566)           (3,734)           (7,575)          (10,535)
Dividend accretion on preferred stock                                       -               661               235             1,923
                                                                      -------           -------          --------          --------
Net loss attributable to common stockholders                          $(1,566)          $(4,395)         $ (7,810)         $(12,458)
                                                                      =======           =======          ========          ========

Net loss per share attributable to common stockholders,
    basic and diluted (Note 3)                                        $ (0.13)          $(14.70)         $  (0.75)         $ (50.53)
                                                                      =======           =======          ========          ========
Shares used in computing net loss attributable to common
    stockholders, basic and diluted (Note 3)                           11,670               299            10,360               247
                                                                      =======           =======          ========          ========

The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                    1999              1998
                                                                                 ---------        ----------
Cash flows from operating activities:
    Net loss                                                                     $ (7,575)        $ (10,535)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                   594               441
      Provision for allowance for doubtful accounts                                   145                14
      Provision for excess and obsolete inventory                                     513                 -
      Amortization of discounts on investments                                       (233)             (185)
      Noncash compensation expense                                                    342             1,119
      Change in assets and liabilities:
        Accounts receivable                                                        (5,614)           (1,251)
        Inventories                                                                (1,510)           (1,315)
        Prepaid expenses and other assets                                          (1,244)               96
        Accounts payable                                                              745               401
        Deferred revenue                                                              420             1,492
        Accrued liabilities                                                           257              (146)
                                                                                 --------           -------
           Net cash used in operating activities                                  (13,160)           (9,869)
                                                                                 --------           -------
Cash flows from investing activities:
    Purchase of property and equipment                                             (1,728)             (938)
    Purchase of short-term investments                                            (29,709)           (1,765)
    Purchase of long-term investment                                                 (500)                -
    Proceeds from maturities and sale of short-term investments                     6,500             6,840
    Net cash acquired in business combination                                          76                 -
                                                                                 --------           -------
           Net cash (used in) provided by investing activities                    (25,361)            4,137
                                                                                 --------           -------
Cash flows from financing activities:
    Payment on lines of credit                                                     (2,844)             (224)
    Proceeds from lines of credit                                                      34               222
    Proceeds from issuances of common and preferred stock, net                     53,856             3,756
                                                                                 --------           -------
           Net cash provided by financing activities                               51,046             3,754
                                                                                 --------           -------
           Net increase (decrease) in cash and cash equivalents                    12,525            (1,978)
Cash and cash equivalents, beginning of period                                      4,452             5,395
                                                                                 --------           -------
Cash and cash equivalents, end of period                                         $ 16,977           $ 3,417
                                                                                 ========           =======

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

2.  Basis of Presentation:

     The accompanying condensed consolidated financial statements as of September 30, 1999 and 1998 and for the three months and the nine months ended September 30, 1999 and 1998 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the nine months ended September 30, 1999 and 1998. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Prospectus, filed with the Securities and Exchange Commission on January 28, 1999. The balance sheet as of December 31, 1998 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the nine months ended September 30, 1999 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 1999.

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)
                                  (unaudited)

3.  Summary of Significant Accounting Policies:

        Net Loss Per Share and Unaudited Pro Forma Net Loss Before Dividend
Accretion:

        The Company computes net loss per share in accordance with SFAS No.128, "Earnings per Share." Under the provision of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.


                                                                     Three months ended                   Nine months ended
                                                                        September 30,                        September 30,
                                                              ----------------------------------  ----------------------------------
                                                                   1999              1998              1999              1998
                                                              ----------------  ----------------  ----------------  ----------------
Net loss per share attributable to common stockholders,
    basic and diluted:
Net loss attributable to common stockholders                       $   (1,566)        $  (4,395)      $  (7,810)        $ (12,458)
                                                                   ===========        ==========      ==========        ==========
Net loss per share attributable to common stockholders,
    basic and diluted                                              $    (0.13)        $  (14.70)      $   (0.75)        $  (50.53)
                                                                   ===========        ==========      ==========        ==========
Shares used in computing net loss attributable to common
    stockholders, basic and diluted                                    11,670              299           10,360               247
                                                                   ===========        ==========      ==========        ==========
Antidilutive securities including options, warrants and
    preferred stock not included in net loss per share
    attributable to common stockholders calculations                    1,455             9,123           1,455             9,123
                                                                   ===========        ==========      ==========        ==========

        Pro forma net loss per share before dividend accretion has been computed as described above except that it assumes the conversion of preferred stock outstanding into common stock during the relevant periods.


                                                                       Three months ended                 Nine months ended
                                                                         September 30,                       September 30,
                                                              ----------------------------------  ----------------------------------
                                                                   1999              1998              1999              1998
                                                              ----------------  ----------------  ----------------  ----------------
Pro forma net loss per share before dividend accretion:
Net loss attributable to common stockholders                       $   (1,566)        $  (4,395)        $ (7,810)        $ (12,458)
Dividend accretion on redeemable convertible preferred
    stock                                                                  -                661              235             1,923
                                                                   -----------         ---------        ---------        ----------
Pro forma net loss before dividend accretion on redeemable
    convertible preferred stock                                    $   (1,566)         $ (3,734)        $ (7,575)        $ (10,535)
                                                                   ===========         =========        =========        ==========
Shares used in computing net loss attributable to common
    stockholders, basic and diluted                                    11,670               299           10,360               247
Adjustment to reflect the assumed conversion of preferred
    stock                                                                  -              8,120              792             8,119
                                                                   -----------         ---------        ---------         ---------
Shares used in computing pro forma net loss before
    dividend accretion on preferred stock, basic and diluted           11,670             8,419           11,152             8,366
                                                                   -----------         ---------        ---------         ---------
Pro forma net loss per share, before dividend accretion,
    basic and diluted                                                 $ (0.13)          $ (0.44)        $  (0.68)        $  (1.26)
                                                                   -----------         ---------        ---------        ---------

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)
                                  (unaudited)

3.  Summary of Significant Accounting Policies, continued:

     Impact of Recently Issued Accounting Standards:

     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 requires that all items that are to be required to be recognized under accounting standards as components of comprehensive financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

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

5.  Royalty Obligation

     The Company has acquired the rights, title and interests in two patents from a founder and stockholder of the Company. Under a previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2.5 million as a lump sum payment for all its future royalty obligations. This payment, net of the current portion, is included in other assets at September 30, 1999. The Company amortizes the amount ratably over five years. This period represents the estimated life of the patented technology.

6.  Inventories:


          Inventories consist of the following:                              September 30,       December 31,
                                                                                 1999               1998
                                                                             -------------       ------------
          Finished goods                                                         $ 3,082             $ 1,856
          Work in process                                                            629               1,616
          Raw material                                                             1,073                 315
                                                                                 -------             -------
                                                                                 $ 4,784             $ 3,787
                                                                                 =======             =======

7.  Significant Customer and Geographic Information:

     The Company structures its business activity in only one operating segment which encompasses the design, development and marketing of advanced communications products. Revenue by geographic region is as follows:



                                                Three months ended                     Nine months ended
                                                   September 30,                         September 30,
                                              -----------------------              ------------------------
                                                 1999          1998                  1999          1998
                                              ------------------------             ------------------------
          United States                        $ 4,177       $ 2,262                $ 11,462       $ 6,030
          Foreign                                4,087           428                   5,703         1,173
                                               -------       -------                --------      --------
                                               $ 8,264       $ 2,690                $ 17,165       $ 7,203
                                               =======       =======                ========      ========

     For the three months and the nine months ended September 30, 1999, one customer accounted for more than 10% of the Company's revenue. Two reseller customers accounted for approximately 14% and 12%, respectively, of the Company's revenue for the three months and the nine months ended September 30, 1998.


8.  Business Combinations:

     In June 1999, the Company acquired PublicPort, Inc. ("PublicPort"), a company that designs and develops subscriber management systems. The Company issued 168,679 shares of its common stock all of the outstanding common stock of PublicPort.

     The acquisition was accounted for as a pooling of interests. The historical results of operations and financial position of PublicPort were not significant in relation to those of the Company. As such, historical results of operations of the Company have not been restated to consolidate the results of operations of PublicPort for periods prior to the acquisition date.

     In September 1999, the Company acquired an 11% interest in Vintel Communications, Inc. ("Vintel") for a purchase price of $500,000. Vintel is a networking company that specializes in developing high-performance integrated
service routers.   This investment is carried at cost and is included in other assets at September 30, 1999.

     On October 15, 1999 the Company signed a definitive agreement to acquire the remaining 89% interest in Vintel. The Company will issue up to 156,280 shares of its common stock or options to purchase common stock for all of the outstanding shares of common stock and outstanding options of Vintel. The Company intends to account for this acquisition as a purchase.

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

     The Company generates revenues primarily from the sale of products and, to a lesser extent, through the licensing of its HomeRun technology. The Company generally recognizes revenues from product sales upon shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time revenues are recognized. License and royalty revenues consist of non-refundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, the majority of license and royalty revenues are comprised of non-refundable license fees paid in advance. Such revenues are recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenues are expected to consist primarily of royalties based on products sold by the Company's licensees. The Company does not expect that such license and royalty revenues will constitute a substantial portion of the Company's revenues in future periods.

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

     Sales to customers outside of the United States accounted for approximately 33.0% and 16.0% of revenues for the first nine months of 1999 and 1998, respectively. The Company expects international sales to increase on average in the future. To date, substantially all sales have been denominated in U.S. dollars.

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

     In September 1999, the Company acquired an 11% interest in Vintel Communications, Inc. ("Vintel"). Vintel designs and develops high-performance integrated service routers to allow service providers to offer bundles of services including voice-over-IP and high-speed Internet services over a common IP infrastructure for customers in the multi-dwelling unit ("MDU") markets.

     In October 1999, the Company entered into a definitive agreement with Vintel to acquire the remaining 89% interest. This transaction is expected to be consummated in early November 1999. The Company intends to continue additional design and development and to market Vintel's products as part of its Expresso MDU product line.

     The Company has generated net operating losses to date and, as of September 30, 1999, had an accumulated deficit of $52.3 million. The ability of the Company to generate income from operations will be primarily dependent on increases in sales volume, reductions in certain manufacturing costs and the growth of high-speed data access solutions in the service provider and multiple tenant unit ("MTU") markets which encompasses the MDU market and the multiple commercial unit ("MCU") market. The MCU market includes shared-tenant buildings, retail centers and business parts. In view of the Company's limited history of product revenues from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenues, the Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenues from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will have a material adverse effect on the Company's business, financial condition and results of operations.


Results of Operations

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                          Three months ended                Nine months ended
                                                             September 30,                     September 30,
                                                    ---------------------------        -----------------------------
                                                       1999             1998               1999             1998
                                                    ------------    -----------        ------------     ------------
   Total revenues                                       100.0 %          100.0 %           100.0 %          100.0 %
   Total cost of goods sold                              52.5             51.4              55.4             52.5
                                                        -----            -----             -----            -----
       Gross margin                                      47.5             48.6              44.6             47.5
   Operating expenses:
       Sales and marketing                               32.4             86.9              43.9             87.0
       Research and development                          24.3             73.0              31.3             65.7
       General administrative                            13.4             25.4              18.1             29.2
       Noncash compensation expenses                      1.4              4.2               2.0             15.6
                                                        -----            -----             -----            -----
         Total operating expenses                        71.5            189.5              95.3            197.5
                                                        -----            -----             -----            -----
       Loss from operation                              (24.0)          (140.9)            (50.7)          (150.0)
   Other income (expense), net                            5.1              2.1               6.5              3.7
                                                        -----            -----             -----            -----
       Loss before income taxes                         (18.9)          (138.8)            (44.2)          (146.3)
   Income tax expense                                      -                -                 -                -
                                                        -----            -----             -----            -----
       Net loss                                         (18.9)%         (138.8)%           (44.2)%         (146.3)%
                                                        =====            =====             =====            =====

     Three Months and Nine months Ended September 30, 1999 and 1998

     Revenues. The Company generates revenues primarily from the sale of products and, to a lesser extent, through the licensing of its HomeRun technology. The Company's total revenues increased to $8.3 million and $17.2 million for the three months and the nine months ended September 30, 1999, respectively, from $2.7 million and $7.2 million, respectively, for the same periods ended September 30, 1998. The increase in 1999 was primarily due to an increase in sales of Expresso GS products and Expresso MDU products. Expresso MDU products were introduced in the third quarter of 1998. License and royalty revenues were $0.7 million and $1.3 million for the three months and the nine months ended September 30, 1999, respectively, compared to $0.2 million and $0.6 million, respectively, for the same periods of 1998. License and royalty revenues to date consist primarily of the currently recognized portion of fees from total license contracts of $5.1 million. Approximately $3.1 million and $1.5 million of such fees were deferred at September 30, 1999 and 1998, respectively.

     Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. The Company's cost of goods sold increased to $4.3 million and $9.5 million for the three months and the nine months ended September 30, 1999, respectively, from $1.4 million and $3.8 million, respectively, for the same periods ended September 30, 1998. The increase in 1999 was primarily due to increased production of the Company's Expresso GS products and new production of its Expresso MDU products. The Company's gross margin on an absolute basis increased to $3.9 million and $7.7 million for the three months and the nine months ended September 30, 1999, respectively, up from $1.3 million and $3.4 million, respectively, for the same periods ended September 30, 1998. Gross margin as a percentage of revenues decreased to 47.5% and 44.6% of revenues for the three months and the nine months ended September 30, 1999, respectively, down from 48.6% and 47.5% of revenues, respectively, for the same periods ended September 30, 1998. The decrease in gross margin as a percent of revenues in 1999 was primarily due to the change in product mix to include Expresso products which have lower average gross margins than XL products. Increased costs of raw materials and contract manufacturing associated with initial Expresso MDU introductions also contributed to this decrease in gross margins.

     Sales and Marketing. Sales and marketing expenses primarily consist of personnel costs including commissions and costs related to customer support, travel, trade-shows, promotions and outside services. The Company's sales and marketing expenses increased to $2.7 million and $7.5 million for the three months and the nine months ended September 30, 1999, respectively from $2.3 million and $6.3 million, respectively, for the same periods ended September 30, 1998. The increase in 1999 was primarily due to increased hiring of sales and marketing personnel, expansion of travel and attendance at trade shows, increases in personnel related to customer support activities and expanded efforts in international markets. The Company intends to increase sales and marketing expenses as it adds personnel to support its domestic and international sales and customer support efforts.

     Research and Development. Research and development expenses primarily consist of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. The Company's research and development expenses were $2.0 million and $5.4 million for the three months and the nine months ended September 30, 1999, respectively, compared to $2.0 million and $4.7 million, respectively, for the same periods ended September 30, 1998. The year-to-date increase in 1999 was primarily due to increased expenditures from further development of the Expresso GS and Expresso MDU products, development of HomeRun-related products, enhancement of certain XL products, and continued development of the subscriber management system portion of the Expresso MDU product line. The research and development expenses of PublicPort, Inc. were consolidated with the Company's expenses for the period subsequent to the acquisition date on June 8, 1999 and represented 11.0% of the expenses for the three months ended September 30, 1999. The Company intends to increase investment in research and development programs in future periods for the purpose of enhancing current products for domestic and international markets, reducing the cost of current products and developing and acquiring new products.

     General and Administrative. General and administrative expenses primarily consist of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. The Company's general and administrative expenses increased to $1.1 million and $3.1 million for the three months and the nine months ended September 30, 1999, respectively, from $0.7 million and $2.1 million, respectively, for the same periods ended September 30, 1998. The increase in 1999 was primarily due to increased costs related to the Company's growth, including additions of administrative personnel. The Company intends to increase general and administrative expenditures and infrastructure costs as the Company expands its business.

     Noncash Compensation Expense. Noncash compensation expense primarily consists of expenses related to the grant of a warrant to purchase up to 666,836 shares of common stock in consideration for technology endorsement, marketing and certain development support by Microsoft with respect to the Company's HomeRun technology and related products. Noncash compensation expense also consists of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. The Company's noncash compensation expense was $0.1 million and $0.3 million for the three months and the nine months ended September 30, 1999, respectively, compared to $0.1 million and $1.1 million, respectively, for the same periods of 1998. The decrease in 1999 is due to the initial expense of $0.9 million for noncash compensation recognized in the nine months ended September 30, 1998. The Company intends to recognize $1.1 million in additional expenses related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

     Other Income (Expense), Net. Other income (expense), net consists of interest income on cash balances, offset by interest expense associated with credit facilities. The Company's other income (expense), net was $0.4 million and $1.1 million for the three months and the nine months ended September 30, 1999, respectively, and $0.1 million and $0.3 million for the same periods ended September 30, 1998. The increase in 1999 was primarily due to increased balances in cash, cash equivalents and short-term investments following the Company's initial public offering.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through the sale of preferred equity securities for an aggregate of $46.0 million net of offering costs. In January 1999, the Company completed its initial public offering and issued 2,875,000 shares of its common stock at a price of $18.00. The Company received approximately $47.0 million in cash, net of underwriting discounts, commissions and other offering costs. The Company also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share.

     The Company has a credit facility to borrow up to $7.5 million. The credit facility is composed of two revolvers: a formula revolver of up to the lesser of $3.0 million or 85% of qualified accounts receivable bearing interest at prime plus 2.0% per annum; a non-formula revolver of up to $4.5 million bearing interest at prime plus 3.5% per annum. The credit facility requires a minimum monthly interest payment of $10,000. The term of the credit facility is 18 months ending on June 30, 2000 and is automatically renewed for additional terms of one year unless 60 days' written notice is given by either party. The Company has approximately $1.5 million borrowed against the credit facility as of September 30, 1999.

     At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $40.4 million.

     Net cash used by operating activities was $13.2 million for the nine months ended September 30, 1999, compared to $9.9 million for the same period of 1998. The increase in 1999 was primarily due to the $2.5 million payment to purchase certain intellectual property previously subject to ongoing royalties.

     Net cash used in investing activities was $25.3 million for the nine months ended September 30, 1999, compared to $4.1 million of cash provided for the same period of 1998. The increase in 1999 was primarily due to the purchase of short-term investments.

     In June 1999, the Company acquired PublicPort as a wholly-owned subsidiary. The Company issued 168,679 shares of common stock. The acquisition has been accounted for as a pooling of interests resulting in a business combination, net of cash acquired, of approximately $0.1 million.

     In September 1999, the Company acquired an 11% interest in Vintel Communications, Inc. ("Vintel") for a cash investment of $0.5 million. In October 1999, the Company entered into a definitive agreement to acquire the remaining 89% interest in Vintel. The Company will issue up to 156,280 shares of its common stock or options to purchase common stock for all of the outstanding common stock and outstanding options of Vintel. The Company intends to account for the acquisition as a purchase.

     Net cash provided by financing activities was $51.0 million for the nine months ended September 30, 1999, compared to $3.8 million for the same period of 1998. The increase in 1999 was primarily due to the Company's initial public offering of 2,875,000 shares of its common stock for which the Company received approximately $47.0 million in cash. Additionally, the Company received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at an exercise price of $10.00 per share. The Company used $2.9 million of cash to pay down its borrowings under a credit facility entered into in 1998.

     In future periods, the Company generally anticipates significant increases in working capital on a period to period basis primarily as a result of planned increased product sales and higher relative levels of inventory. The Company will also continue to expend significant amounts on property and equipment related to the expansion of systems infrastructure and office equipment to support Company growth and lab and test equipment to support on-going research and development efforts.

     During the nine months ended September 30, 1999 and 1998, the Company incurred non-cash expenses related to the amortization of stock compensation and
other non-cash items.   The table below sets forth supplemental information
concerning the impact of certain non-cash items on losses from operations. The statements of operations data has been derived from the Company's unaudited condensed interim financial statements, which, in Management's opinion, have been prepared on substantially the same basis as the audited annual financial statements necessary for a fair presentation of the periods presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                                       Three months ended                  Nine months ended
                                                                          September 30,                       September 30,
                                                             ----------------------------------   ---------------------------------
                                                                   1999              1998               1999              1998
                                                             ----------------  ----------------   ---------------   ---------------
Total revenues                                                      $ 8,264           $ 2,690           $17,165          $  7,203
                                                                    -------           -------           -------          --------
Gross margin                                                          3,923             1,308             7,661             3,418
Operating expenses                                                    5,908             5,098            16,355            14,219
                                                                    -------           -------           -------           -------
Loss from operations                                                $(1,985)          $(3,790)          $(8,694)         $(10,801)
                                                                    -------           -------           -------          --------

Supplemental loss information (1):

Historical loss from operations                                     $(1,985)          $(3,790)          $(8,694)         $(10,801)
Add back certain non-cash charges:
    Amortization of non-cash compensation (2)                           114               114               342             1,119
    Depreciation                                                        228               186               594               441
                                                                    -------           -------           -------          --------
Supplemental loss from operations excluding certain
non-cash charges                                                    $(1,643)          $(3,490)          $(7,758)         $ (9,241)
                                                                    =======           =======           =======          ========

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

Forward Looking Statements

     The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company intends to increase investment in research and development to meet rapid technological changes, we plan to devote substantial resources to expand market penetration into the MTU markets, we expect to increase international sales, statements regarding development of the Company's business, future operating results, the Company's anticipated capital availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its products to current and new customers, generate customer demand for its products in the particular regions where it plans to market products, access additional debt or equity financing in the future, achieve acceptable pricing for its products, respond to increasing competition, manage growth of the Company's operations, as well as developments that could cause actual results to vary materially from the future results indicated, expressed, or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements and disclosures regarding the Company's business included herein and in the Company's Registration Statement on Form S-1 (Commission File No. 333-60419). The Company disclaims any obligation to update information contained in any forward-looking statement.

Risk Factors

We have a history of losses.

     We have incurred substantial net losses and experienced negative cash flow each fiscal quarter since our inception. We incurred net losses attributable to common stockholders of $7.8 million for the nine months ended September 30, 1999 and $12.5 million for the nine months ended September 30, 1998. As of September 30, 1999, we had an accumulated deficit of $52.3 million. We expect that we will continue to incur losses through 1999.

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

     We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso MDU and Expresso GS products in the MTU markets and the service provider and to further penetrate these markets. Our success depends on our ability to educate existing and potential customers and end users about the benefits of our FastCopper technology, including HomeRun, and the development of new products to meet changing demands of service providers, MTUs and corporate customers. The continued success of our Expresso products will also depend on the ability of our customers to market and sell high-speed data services to end users. We cannot assure you that our Expresso products will achieve or maintain broad commercial acceptance by service providers, MTUs and corporate customers or in any other market we enter.

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

     The markets for high-speed Internet and network access products are intensely competitive, and expect that these markets will become increasingly competitive in the future. Our most immediate competitors are: PairGain, Paradyne, Cisco, Lucent Technologies, Copper Mountain, and a number of other public and private companies. Many of these competitors are offering, or may offer, technologies and services that directly compete with some or all of our high-speed access products.

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

If a key distributor or value-added reseller discontinues purchasing our product, our revenues may decline and the price of our stock may fall.

     In the first nine months of 1999, we derived approximately 24.7% of our revenues from combined sales to Tech Data, Rycom CCI, Inc. and Ingram Micro, three independent distributors and/or value-added resellers of our products. These independent distributors are not contractually bound to purchase our products and therefore could discontinue carrying our products at any time in favor of competitive products or for any other reason. In addition, we remain subject to the risk of product returns from these and other customers. We expect that the sale of our products to a limited number of distributors and value-added resellers, including Tech Data, Rycom CCI Inc. and Ingram Micro, may continue to account for a substantial percentage of revenues for the foreseeable future. Any reduction, delay or loss of orders from Tech Data, Rycom CCI, Inc. or Ingram Micro could have a material adverse effect on our revenues and on our business, financial condition and results of operations.

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

     We currently purchase most of our raw materials and components used in our products through our contract manufacturers. Components are purchased pursuant to purchase orders based on forecasts, but we or our contract manufacturers have no guaranteed supply arrangements with these suppliers. The availability of many of these components is dependent in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers were unable to obtain a sufficient supply of components from current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and could adversely affect our business, financial condition or results of operations. In addition, any increases in component costs could increase the costs of our products and reduce demand for our products.

We rely on third parties to test all of our products.

     Substantially all of our products are assembled and tested by our contract manufacturers. Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any quality assurance problems could increase the costs of manufacturing, assembling or testing of our products and could have a material adverse effect on our business, financial condition and results of operation. Moreover, defects in products which are not discovered in the quality assurance process could damage customer relationships and result in product returns or liability claims, each of which could have a materially adversely affect our business, financial condition and results of operations

We purchase several key components from single or limited sources and could lose sales if these sources fail to fill our needs.

     We currently purchase most of our raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supply from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx. Our Expresso products are also dependent on various sole source offerings from Metalink US, Motorola, Oki Semiconductor, Osicom Technologies, RELTEC, SaRonix, and Wind River Systems. Certain of our XL products are dependent on offerings from Globespan Semiconductor and Level One Communications. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, obtaining these components from other sources could take a substantial period of time, could cause us to redesign our products and could disrupt our operations and have a material adverse effect on our business in any given period.

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

     Sales to customers outside of the United States accounted for approximately 33.0% and 16.0% of revenues for the first nine months of 1999 and 1998, respectively. There are a number of risks arising from our international business, including:

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

     We expect sales to customers outside of the United States to increase on average in the future and our success is dependent on increased international sales. We can give you no assurance that foreign markets for our products will not develop more slowly than currently anticipated. Any failure to increase sales to customers outside of the United States could materially adversely affect our business, financial condition and results of operations.

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

     Our future success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 14 United States patents and have 13 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

     As a part of our business strategy, we expect to make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending. For example, in June 1999, we acquired Public Port, Inc. and in October 1999, we signed a
definitive agreement to acquire Vintel Communications, Inc.   Any future
acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

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

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could materially and adversely affect the market price of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of October 31, 1999, we had 11,699,187 shares outstanding. Of these shares, 10,863,672 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws. However, 835,515 shares are not currently available for sale in the public market but will be as follows:

     Date of Availability For Sale                  Number
     -----------------------------                  ------

     February 3, 2000                               666,836 shares
     June 8, 2000                                   168,679 shares

     We have agreed, subject to certain conditions, to use our best efforts to register as soon as possible the 168,679 shares which will otherwise become available for sale on June 8, 2000. In addition, we have 55,000 shares underlying an outstanding warrant that will be eligible for resale in the public market upon expiration of the warrant holder's one-year holding period under Rule 144, which will begin upon the date of exercise. However, to the extent that the warrant holder effects a "cashless" exercise of our warrant, the underlying shares will be eligible for sale in the public market beginning on December 21, 1999. Finally, in November 1999, we expect to issue up to 156,280 additional shares of common stock or options to purchase common stock upon the consummation of the acquisition of Vintel. The shares of common stock issued will not be registered and will not be tradeable for at least one year unless registered.

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

   None

Item 5.  Other Information
         -----------------

   None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)  Exhibits:
              10.1 Agreement and Plan of Reorganization dated October 15, 1999, by and among Registrant, Vintel Communications, Inc., a California corporation, Vintel Acquisition Corporation, a California corporation, and with respect to Article VII only, Peter C. Vinsel as Shareholder Representative, and U.S. Bank Trust, as Escrow Agent.

              27.1    Financial Data Schedule

   (b)  Reports on Form 8-K

        None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TUT SYSTEMS, INC.

Date:  November 5, 1999
                               /s/ Nelson Caldwell
                               --------------------------------------------
                               Nelson Caldwell
                               Vice President, Finance and Chief
                               Financial Officer (Principal Financial
                               and Accounting Officer and Duly
                               Authorized Officer)

                                 Exhibit Index
                                 -------------

     10.1 Agreement and Plan of Reorganization dated October 15, 1999, by and among Registrant, Vintel Communications, Inc., a California corporation Vintel Acquisition Corporation, a California corporation, and with respect to Article VII only, Peter C. Vinsel as Shareholder Representative, and U.S. Bank Trust, as Escrow Agent.

     27.1    Financial Data Schedule