Form 10-K405
period 1999-12-31
TUT SYSTEMS INC
filed 2000-02-23
CIK 878436

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
  For the fiscal year ended December 31, 1999

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
  For the transition period from         to

                       Commission File Number: 000-25291

                                ---------------

                               TUT SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                 94-2958543
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

            2495 Estand Way
    Pleasant Hill, California 94523                           94523
(address of principal executive offices)                    (zip code)

       Registrant's telephone number, including area code: (925) 682-6510

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 par value
                                                         (Title of Class)

                                ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $552,185,000 as of December 31, 1999 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 11,940,610 shares of the Registrant's Common Stock issued and outstanding on December 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has not incorporated any documents by reference in this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report on Form 10-K that are not historical facts. When used in this Annual Report on Form 10-K, the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should" or "will" or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include those set forth in Part II, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. BUSINESS

Overview

  We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access to multi-tenant buildings. We use our proprietary FastCopper technology to deliver a cost-effective, scalable and easy to deploy solution to exploit the underutilized bandwidth of copper telephone wires within these buildings. Our products also provide service providers with enhanced capabilities such as subscriber management, firewall protection, virtual private networking, and small business email and web servers. Our systems and related services are designed with the specific requirements of the multi-tenant unit, or MTU, market in mind and enable service providers in this market to increase their revenue by providing additional services and increase customer retention through bundled service offerings.

Industry Background

 Increasing Demand for High-Speed Internet Access

  In recent years, there has been a dramatic increase in demand by businesses and consumers for high-speed data access to the Internet and to private corporate networks. This demand is being driven by the growth in users who are accessing networks for a variety of applications, including communications via the Internet and corporate intranets, electronic commerce, and telecommuting. This growth is projected to continue to rapidly increase over the next several years. The Yankee Group projects that the U.S. market for residential high-speed Internet services will grow from 1.4 million subscribers in 1999 to approximately 16 million subscribers by 2004. In addition, Forrester Research projects that the U.S. market for commercial broadband Internet access will grow from $2.4 billion in 1998 to $28.7 billion in 2003.

  To meet this increasing need for high-speed access, telecommunications service providers have significantly upgraded both backbone and local networks with broadband fiber optic facilities and high-speed switches, routers, and multiplexers. In some cases, these service providers are bringing fiber optic links all the way to residential neighborhoods or to the basements of commercial office buildings. In addition, other service providers are building wireless broadband access networks using recently available radio spectrum, or are using hybrid fiber coaxial cable networks that are traditionally used to provide cable TV service. Service providers may also use the copper-based infrastructure of an incumbent local exchange carrier, or ILEC, to offer DSL-based services. All of these new networks offer speeds more than 20 times as fast as today's 56 kbps dial-up modems.

  Although service providers are bringing broadband facilities closer to residential and commercial end users, they remain challenged by the cost and logistics associated with extending this bandwidth all the way to

Internet devices in a consumer's home or to the local area network, or LAN, of a small business office. These challenges are particularly acute in MTU complexes where the end-user typically does not directly own the network infrastructure in place, and where the majority of the existing infrastructure tends to be the copper wires being used to provide existing telephone service.

  The MTU market can be segmented into two markets: residential and commercial. The residential MTU market, also known as the multi-dwelling unit, or MDU, market, consists primarily of apartments, hotels, and university dormitories. Data from the U.S. Census Bureau indicates that the domestic apartment market totals over 21 million individual tenant units, with 9 million units being located in buildings or complexes of 50 or more units. Data from the U.S. Department of Commerce indicates that the domestic hotel market consists of 1.7 million rooms, with 1.4 million rooms in buildings of more than 100 rooms. We believe that these larger buildings and complexes are the initial target for high-speed Internet access.

  The commercial MTU market, also known as the multi-tenant commercial unit, or MCU, market, represents office complexes and other business-related facilities. According to data from Torto Wheaton Research, there are more than 2.5 billion square feet of rentable commercial office space in the 54 largest metropolitan markets across the United States.

 MTU Market Characteristics

  As the demand for high-speed Internet access has increased significantly over the last couple of years, we believe that owners and managers of apartments, hotels and commercial properties have begun to view high-speed Internet access as a critical enhanced service for their residents, guests and tenants. There is demand from owners of MTU complexes and buildings to offer Internet access and other broadband services as an amenity that effectively attracts and retains occupants, thereby increasing revenue and profitability.

  Given the complexity and cost of deploying broadband services, many property owners prefer to outsource ownership, installation, operation and management of high-speed Internet solutions to an MTU focused service provider. In exchange for granting a service provider the ability to market and provide telecommunications services to their properties, these MTU owners now have an opportunity to share the service revenue generated from their buildings, and to offer new Internet-enabled services. These services enable on-line reservation of building amenities, community message boards, e-commerce and payment of rent.

  A set of specialized service providers has recently emerged to fill the growing demand for high-speed Internet service to the MTU market. While high-speed Internet access is the primary service delivered by these service providers today, we believe that the delivery of multiple services, such as high speed corporate networking, packet voice and IP video, will be key to meeting future customer needs and driving service provider profitability through bundled service offerings. The MTU market is attractive to these emerging service providers because of the efficiency of delivering multiple services, often on an exclusive basis, to a geographically concentrated and demographically similar customer base.

 Infrastructure Requirements for MTU Service Providers

  Service providers marketing to MTU owners and tenants typically concentrate their networks and marketing and sales efforts within major metropolitan areas. In each local service area, a service provider will then locate a metropolitan point-of-presence, or metro POP, that will concentrate high-speed, last mile access links from multiple MTUs, provide value-added services such as web hosting and email, manage subscriber access, centralize billing, and provide an efficient link to backbone Internet or intranet networks.

  The high-speed links from a service provider's metro POP to individual MTU buildings or complexes may consist of local T1 facilities sourced from an ILEC, xDSL facilities sourced from a competitive local exchange carrier, or CLEC, or self-provisioned fiber, coaxial cable, or radio facilities.

  Once broadband access is brought to the MTU, another broadband distribution network needs to be created within the building to bring the offered services to tenants. Alternatives for creating this network include rewiring the building with Category 5 copper wire for Ethernet, laying a new fiber-based infrastructure, or reusing the copper infrastructure that is already in place to provide telephone service. Rewiring with Category 5 wire or laying new fiber links can be prohibitively expensive on a per-subscriber basis because in most cases a service provider will only have demand from a limited number of tenants in the building, yet the entire building will need to be rewired to accommodate future and changing requirements. Similarly, carrier class DSL access multiplexers, known as DSLAMs, which are designed to serve hundreds of subscribers over the existing telephone wires, are prohibitively expensive when only serving a limited number of tenants.

  We believe that service providers for the MTU market require systems that:

  . deliver reliable high-quality broadband access services in a cost effective manner;

  . are easy to deploy and provision, and are economically scalable from as few as four subscribers in small buildings to hundreds of subscribers in large complexes;

  . support multiple services such as voice, video, firewall security and virtual private networking so as to maximize both the network infrastructure and the sales, marketing and operations infrastructure of the service provider; and

  . are remotely controlled, maintained and upgraded as required.

  We believe that systems with these characteristics enable service providers to increase their revenue by providing additional services and increase customer retention through bundled service offerings.

The Tut Systems Solution

  We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access over the existing copper telephone infrastructure found in MTU complexes, such as apartment buildings, hotels, business parks, and commercial office buildings. Our systems also provide service providers with enhanced capabilities such as subscriber management, firewall protection, virtual private networking, and small business email and web servers. Our systems are designed with the specific requirements of the MTU market in mind and provide the following benefits to our customers:

  . Reliable, high performance, cost-effective broadband access. Our access products use our proprietary FastCopper technology to exploit the underutilized bandwidth of existing MTU infrastructures by reducing the noise, radio frequency interference and signal cross talk inherent in high-speed data transmission over copper telephone wires. Our technology enables cost-effective Ethernet LANs to be quickly implemented over these telephone wires, without interfering with existing telephone service that may be running over these same wires. Our proprietary HomeRun technology has been adopted as the first generation standard for home networking over copper telephone wires by the Home Phone Network Alliance, or HPNA, and is licensed to leading semiconductor, computer hardware and consumer electronics manufacturers. Our proprietary LongRun technology is similar in operation to our HomeRun technology, but provides higher performance in the presence of noise and cross-talk, and transmits over longer distances than HomeRun.

  . Easy-to-deploy, scalable systems. Our Expresso GS, MDU and MDU Lite systems, which are integrated with our proprietary FastCopper technologies, provide low cost, high-speed bandwidth to multiple tenants within an MTU complex or building while meeting our service provider customers' ease-of-use and scalability requirements. The Expresso MDU unit is intended for deployment in the basements of apartment buildings, in wiring rooms of hotels and in other residential locations where access lines are centrally concentrated. Our compact MDU Lite product extends the delivery of high-speed services to tenants living in the smaller buildings typically found in garden style apartment complexes.

  . Multiple value-added, revenue-enhancing services. Our Expresso SMS 2000 and Expresso OCS systems provide plug-and-play functionality, subscriber management, community web pages, credit card billing, and other functions for the MDU market. When used to provide high-speed Internet access to hotel guests, the Expresso SMS 2000 system interfaces with our Expresso MDU system to provide a simple plug-and-play experience for the guest without disturbing normal phone service or requiring computer reconfiguring by the guest. We recently acquired our OneGate Internet appliance to enable MCU and other business-focused service providers to provide the key Internet access functions required by small businesses, including routing between LAN and WAN domains, firewall protection, virtual private networking, email server, and web servers. These products use industry-standard protocols for interoperability with third-party systems and are based on industrial-grade computing platforms for continuous industry-driven improvements in price and performance.

Strategy

  Our objective is to be the dominant provider of advanced multi-service broadband access systems that exploit the large existing infrastructure of copper telephone wires within multi-tenant complexes, such as apartment buildings, hotels, office buildings, business parks, university dormitories and other buildings. Key elements of our business strategy are as follows:

  Facilitate Rapid Growth in MDU Markets. We market our Expresso MDU and related products to service providers that are focused on the residential MDU market and can benefit from highly scalable Internet access solutions with low initial deployment costs. We actively work with our customers both to deploy systems in additional properties as well as to facilitate the adoption of broadband access services by tenants in buildings in which our systems are already deployed. We intend to continue to focus our direct sales and marketing efforts on establishing additional customer relationships with large MDU service providers. In addition, we intend to reach smaller service providers through our network of value added resellers, or VARs, and systems integrators.

  Accelerate Penetration in MCU Markets. We plan to accelerate our penetration of the commercial MCU market with our enhanced service capabilities for this market. The acquisition of FreeGate, whose OneGate Internet appliance is specifically designed to serve the growing data communications needs of small to medium businesses, was our initial step in addressing the value-added needs of this market. OneGate enables service providers to address the growing needs of small businesses for Internet access and security, intranet corporate networking and electronic commerce solutions. We believe that the capabilities of OneGate products in combination with our broadband access systems provide us with a significant competitive advantage. We intend to use our direct sales force to target large service providers in the MCU market and develop relationships with key VARs and systems integrators in this market.

  Enhance the Service Capabilities Provided by our Products and Systems. By adding higher-level features and functions above the basic data transport layer, such as subscriber management, network address translation, web, and email servers, firewall protection, and virtual private networking support to our product line, we enable our service provider customers to expand the range of services that they can market and deploy to their customers. Service providers, in turn, can leverage their sales and marketing efforts, reduce customer churn, and have a higher revenue-to-cost portfolio of services. We intend to use our product development capabilities and our FastCopper technology to enable higher data speeds over longer distances. We plan to enhance our Expresso SMS 2000 and OneGate platforms by adding new software features to support voice, video, and enhanced data capabilities. We intend to lower the total cost of system ownership for our customers by reducing manufacturing costs, expanding the self-provisioning features of our systems, and enhancing network management capabilities.

  Continue to Leverage HomeRun Technology and Partnerships. In June 1998, our HomeRun technology was selected as the initial specification for a home networking standard to be promoted by the Home PNA. We have licensed HomeRun to leading semiconductor, computer hardware, and consumer electronics manufacturers, including 3Com, AMD, AT&T Wireless, Broadcom, Compaq, Conexant Systems, Davicom, Intel, Lucent, Motorola, National Semiconductor, STMicroelectronics and TDK. These licensees embed HomeRun technology into integrated circuits and consumer products, including PCs, network interface cards, network adaptors, and modems. We believe that the availability of these devices will reduce the total cost of deploying services based on HomeRun enabled versions of Expresso MDU. We plan to continue to leverage our relationships with these licensees to give us better access to technologies that are supportive of our proprietary LongRun technology and related systems.

  Expand International Presence. We believe that our Expresso product lines, which have been developed in conformance with international standards, can serve a substantial market for high-speed data access products outside of the United States. In addition, we believe that our Expresso SMS 2000 and OneGate product lines can meet the needs of established as well as emerging service providers in international markets such as Europe, the Middle East, and Asia. We have added personnel in several key international markets and are actively seeking to add new international distributors who focus on the MTU market.

Core Technologies and Products

  We have developed a broad base of proprietary FastCopper technology to address noise and distortion problems so that high-speed data access can be achieved over a single pair of ordinary copper telephone wires used in corporate and educational campuses, apartment buildings, hotels and single family homes. Our FastCopper technology encompasses three main areas of expertise to maximize transmission rates at minimum costs over existing copper telephone wires: noise reduction, analog and digital signal processing to reduce distortion, and digital modulation techniques. Our FastCopper expertise is deployed in our HomeRun, LongRun and other transmission technologies.

  HomeRun creates a cost-effective Ethernet LAN over the random topology of home telephone wires, without disturbing existing telephone service and/or G.lite ADSL service running simultaneously over these same wires. With HomeRun, multiple devices can share peripherals and/or a single high-speed Internet access connection on a 1 Mbps Ethernet LAN. HomeRun supports Internet connections through ISDN or xDSL wireline technologies, a wireless modem or a cable modem. LongRun shares similar modulation techniques with HomeRun, but operates at lower baseband frequencies to provide improved performance in the presence of intra-system crosstalk and coverage of longer distances that may be found in many apartment, hotel, and university dormitory complexes. HomeRun is specified to operate over distances as long as 500 feet, while LongRun is intended to operate at distances up to 2500 feet.

  The following products are based in part on this FastCopper technology foundation and are augmented by additional technologies that allow for enhanced capabilities:

 Expresso System Platforms

  Our Expresso MDU products are designed to be used by ILECs, CLECs, and other service providers to provide high-speed advanced data services to large numbers of end users over private copper network infrastructures. Expresso MDU is AC-powered and, when integrated with our HomeRun or LongRun technology, provides owners of private copper networks with an easy to deploy and scalable means to distribute high-speed data access to tenants over the copper telephone wires found in MTUs. In addition, we offer our Expresso GS system, which is DC-powered and intended for use by service providers to serve last mile applications using xDSL technologies.

  An Expresso MDU or Expresso GS system consists of a compact, modular central-site shelf with an SNMP management card, optional switching, multiplexing and WAN interface cards, and up to 17 xDSL, HomeRun or LongRun line cards. The 10 1/2 inch-high system is available with two mounting options, either 19 inches wide for data center and international installations or 23 inches wide for telephone company installations.

  Each Expresso MDU and Expresso GS shelf can support up to 136 line side subscriber connections, making the Expresso MDU and Expresso GS platforms among the highest density xDSL platforms in the industry. Multiple Expresso MDU and Expresso GS shelves can be interconnected via 10 or 100Base-T Ethernet connections, allowing systems to accommodate hundreds of subscribers onto a common WAN interface.

 Expresso MDU

  Expresso MDU integrates our HomeRun and LongRun technologies with our flexible Expresso platform to provide owners of MDUs with easy to deploy, scalable and cost-effective solutions to distribute high-speed data access to multiple tenants over the private copper networks within MDUs. The Expresso MDU platform has been designed for deployment in residential locations, such as in the basement wiring room of an apartment building. Expresso MDU can be equipped with HomeRun and/or LongRun line cards to provide a secure Ethernet LAN for each living unit within an MDU. We have developed HomeRun and LongRun adapters that convert HomeRun/LongRun signals to a standard 10Base-T Ethernet interface. Consumer products, such as PCs, peripherals, Internet telephones and television-based web browsers, that are compatible with either version 1.0 or version 2.0 of HomePNA can directly connect to the Expresso MDU without the need for any additional adapter or network interface card.

 Expresso MDU Lite

  To provide service to small apartment buildings spread across a garden-style complex in which there is no central wiring point, we developed the Expresso MDU Lite and the Expresso LongRun MDU Lite. The former is intended for domestic and international markets, while the later is primarily intended for international markets. MDU Lites contain either eight ports of HomeRun or eight ports of LongRun. Multiple units may be connected together to support more than eight subscribers and they may be connected back to a central point via LongRun copper-based products, coax-based cable modems, or radio-based modems.

 Expresso GS

  For local loop applications, we offer the Expresso GS system, which consists of xDSL line cards connected to remote M-1100 or MXL-2300 series routers. The M-1100 series routers connect users' PCs or LANs to the Expresso GS system over a local loop that may extend up to 24,700 feet using our current 1.1 Mbps SDSL line technology. The MXL-2300 series routers, when used with a new line card being developed, will provide access at 2.3 Mbps. Our dynamic SmartWire SDSL rate adaptation enables all subscribers to be served at the highest attainable speeds over each loop. Through Expresso's All-Rate DSL feature a service provider can offer tiered access services in increments of 64 Kbps to meet the varying bandwidth and price requirements of each subscriber. All-Rate DSL allows service providers to offer a low cost, low bandwidth, entry level service that can expand to higher bandwidth capabilities as a subscriber's need for bandwidth expands. Our M-1100 and MXL-2300 routers provide a standard 10Base-T interface for connection to users' PCs or LANs.

 Expresso SMS 2000

  Our Expresso SMS 2000 and companion Expresso OCS system provide plug-and-play functionality, subscriber management, network address translation, credit card billing, and other functions for the MDU market. The compact 1-3/4" high Expresso SMS 2000 system runs on a Red Hat Linux operating system, is typically located on the premises of an MDU complex and supports up to 800 simultaneous user sessions per unit. The companion Expresso OCS operations center software is intended to be located at a metro POP or central network operations center. Expresso OCS is a software package that runs on a standard PC computing platform. Each Expresso OCS can manage up to 300 remote Expresso SMS systems, providing central credit card billing interfaces, accounting records, and access to the accounting and policy data bases most often used by CLECs and ISPs.

 OneGate 1000

  Our OneGate 1000 Internet server appliances combine the functions of IP routing, firewall security, network address translation, secure remote access via virtual private networking, email, and web servers on one compact PC-based platform. Redundant mirrored hard drives provide fault tolerance for critical functions as well as storage for email and web pages. Built-in WAN interfaces support T1, DSL, and ISDN links.

  The OneGate 1000 is designed for larger offices and supports workgroups of 25 to 250 users. For business enterprises with more than a single office location, multiple OneGate units interoperate with each other to provide a secure virtual private network using the worldwide reach of the public Internet. For service providers, the OneGate service platform provides an all-in-one single box solution to locate on a customer's premises. Although located on a customer's premises, the OneGate systems facilitate outsourced management and control by the service provider. Software upgrades and any maintenance fixes can be enabled from the service provider's central network operations center without having to involve the end customer.

 XL Products

  We use our FastCopper technology, along with commercially available components, to build high-speed data access products. In the XL1500 product series, we applied our noise reduction and signal processing expertise to build a 10Mbps, 1,500 foot Ethernet LAN extension product to operate over a single pair of copper telephone wires. For other XL products, we pioneered the use of rate adaptive synchronous digital subscriber line, or SDSL, technology products that extend to distances up to 24,700 feet without the use of repeaters. For HomeRun, we developed a proprietary modulation technique to transmit high-speed data signals over random tree and branch networks typically found in single family homes.

Customers and Markets

  We target our development, marketing and sales efforts to service providers in both the MDU market and MCU market.

 MDU Market

  Service providers, including ILECs, CLECs, ISPs and multiple system operators for the cable industry, can recognize substantial economies of scale by providing high-speed services to MDU tenants from a single point of service. MDUs include apartment complexes, hotels, university dormitories and military housing complexes. We believe that the potential international MDU market represents a strategic opportunity for us.

  Our potential customers in the MDU market include both service providers who seek to sell services to MDU tenants and owners of MDU complexes who seek to offer advanced amenities to their tenants, increase property value, and/or gain additional revenue from the property. Among our Expresso MDU customers are BRE Properties, Darwin Networks and Reflex Communications. Our Expresso SMS 2000 system has been designed with features to specifically address the needs of this market.

 MCU Market

  For some time there have been service providers focused on delivering voice services to tenants in multi-tenant commercial buildings, but recently a new class of service providers and CLECs have emerged that plan to use a broadband IP-based infrastructure to provide a wide array of services, including high-speed Internet access, email, web hosting, firewall protection, local and long distance voice, and business TV to tenants in multi-tenant commercial buildings. These MCU service providers are demanding a low-cost, multi-service, broadband platform on which to deliver this array of services to the small and medium size businesses that tend to locate in MCUs.

  Our Expresso-based transport systems, when coupled with our OneGate products, enable service providers to offer services on an "as-needed" basis, all remotely controlled and managed. Access bandwidth, firewall, email, web server, and virtual private networking services are managed by the service provider obviating the need for a small business to hire on-site IT staff. Among our MCU customers are Darwin Networks, Rycom Inc. and 2nd Century Communications.

  For simple point to point applications, we market our XL products to domestic and international end users for LAN extensions over existing copper telephone wires. We have more than 500 domestic and international customers for our XL product line.

 Home Networking

  The growth in the demand for high-speed data access, the decreasing cost of personal computers and the proliferation of Internet access devices in homes are creating an emerging demand for home networking and access solutions. Home networks must be designed to allow the sharing of files, the sharing of peripherals, such as printers, the simultaneous, uninterrupted use of voice service and, perhaps most importantly, the sharing of Internet and remote corporate network access. Home network consumers desire a low cost, easy to implement network solution that does not require new wires to be installed throughout the home.

  We are licensing our HomeRun technology to members of the Home PNA and others. In 1998, the Home PNA selected HomeRun as the initial specification for a home networking standard. The founding members of the Home PNA were 3Com, AMD, AT&T Wireless, Compaq, Epigram, Hewlett-Packard, IBM, Intel, Lucent, Rockwell and Tut Systems. The Home PNA currently includes over 120 members.

Marketing, Sales and Customer Support

 Marketing

  We seek to increase demand for our products, expand company and product visibility in the market and establish cooperative marketing programs. In addition to customer-specific sales efforts, our marketing activities include attendance at major industry trade shows and conferences, such as Interop, Hitech, National Multihousing Conference, and SuperComm, the distribution of sales and product literature, operation of a web site, advertising in trade journals and catalogs, direct marketing and ongoing communications with our customers, the press and industry analysts. As appropriate, we enter into cooperative marketing and/or development agreements with strategic partners that may include key customers, semiconductor manufacturers, radio or cable equipment manufacturers, set-top box manufacturers, and others.

 Sales

  We sell our products through multiple sales channels in the United States, including a select group of regional VARs, systems integrators and distributors, data networking catalogs and directly to service providers. Internationally, we sell and market our products through sales agents, systems integrators and distributors. In 1998 and 1999, we established new sales channels in Canada, Europe, South America, Australia and Asia. In 1999, we opened a sales office in the United Kingdom. In 1999, we derived approximately 32% of our revenue from customers in international markets. We believe that our products can serve a substantial market for high-speed data access products outside of the United States.

 Customer Support

  We believe that consistent high-quality service and support is a key factor in attracting and retaining customers. Service and technical support of our products is coordinated by the customer support organization located in Pleasant Hill, California. Telecommunications and Networking Systems Engineers provide critical technical support to our customers. Our Systems Application Engineers, located in each of our sales regions, support pre- and post-sales activities. We also employ a nationwide third party support organization to handle inquiries from a large number of customers and provide first level telephone technical support and on-site installation and support services. Customers can also access technical information and receive technical support through the Internet.

Research and Development

  Our research and development efforts are focused on enhancing our existing products and developing new products. Our research and development organization emphasizes early stage system engineering. The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies such as the Home PNA. Key elements of our research and development strategy include:

  . Core Designs. We seek to develop platform architectures and core designs that allow for cost-effective deployment and flexible upgrades that meet the needs of multiple markets and applications. These designs emphasize quick time to market and future cost reduction potential. The Expresso GS/MDU platform is a direct result of this strategy.

  . Product Line Extensions. We seek to extend our existing product lines through product modifications and enhancements in order to meet the needs of particular customers and markets. Products resulting from our product line extension efforts include the Expresso MDU Lite.

  . Use of Industry Standard Components. Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods and lessen the risks inherent in new design. We maximize the use of third party software for operating systems and routing software, allowing our software engineers to concentrate on hardware-specific drivers, user interface software and advanced features.

  . New Technologies. We seek to enhance our Expresso platform by incorporating additional xDSL technologies, such as VDSL, higher speed WAN interfaces and new network management software features. We also seek to develop new product capabilities through software upgrades to our Expresso SMS 2000 and OneGate platforms.

Manufacturing

  We do not manufacture any of our own products, but instead rely on contract manufacturers to assemble, test and package our products. We require ISO 9002 registration for these contract manufacturers as a condition of qualification. We audit the contractor's manufacturing process performance through audits, testing and inspections and monitor contractor quality through incoming testing and inspection of packaged products. In addition, we monitor the reliability of our products through in house repair, reliability audit testing and field data analysis.

  We currently purchase all of our raw materials and components used in our products through our contract manufacturers. We and our contract manufacturers have experienced difficulty in obtaining some components used in our products. For example, we are experiencing, and may continue experiencing in the future, difficulty obtaining flash memory. We forecast our product requirements to maintain sufficient product inventory to allow us to meet the short delivery times demanded by our large and diverse customer base, typically one to four days between receipt of order and shipment to the customer. Our future success will depend in significant part on our ability to obtain manufacturing on time, at low costs and in sufficient quantities to meet demand.

Competition

  The markets for our products are intensely competitive, continually evolving and subject to rapid technological change. We believe that we and our products face the following competitive factors:

  . conformance to industry standards;

  . breadth of product lines;

  . implementation of additional product features and enhancements, including improvements in product performance, reliability, size, and scalability;

  . low cost and ease of deployment and use;

  . sales and distribution capability;

  . technical support; and

  . service and general industry and economic conditions.

  Although we believe that we currently compete favorably with respect to all of these factors, there can be no assurance that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future. Our principal competitors include or are expected to include Cisco, Copper Mountain, Nortel and Paradyne, and a number of other public and private companies. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than us. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than us. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced will not harm our business, financial condition and results of operations. In addition, some of our licensees may sell aspects of our technology to our competitors or potential competitors. These competitors may cause an erosion in the potential market for our products. This competition could result in price reductions, reduced profit margins and loss of market share, which would harm our business, financial condition and results of operations.

  We also compete with technologies using alternative transmission media such as coaxial cable, wireless facilities and fiber optic cable. To the extent that telecommunications service providers choose to install fiber optic cable or other transmission media in the last mile, or to the extent that homeowners and businesses install other transmission media within buildings, we expect that demand for our copper telephone wire-based products will decline. These competitive pressures from alternative transmission technologies may further necessitate price reductions of our existing and future products.

Proprietary Rights

  Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We currently hold 17 United States patents and have 18 United States patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. The steps taken by us in this regard may be inadequate to prevent misappropriation of our technology and our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any of these claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of those claims. No assurance can be given that any necessary licenses will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

Employees

  As of February 14, 2000, we employed 163 persons, including:

  . 17 in operations;

  . 57 in marketing, sales and customer support;

ITEM 2. FACILITIES

  Our principal administrative and engineering facilities are located in one leased building totaling approximately 23,000 square feet located in Pleasant Hill, California. In addition, we lease sales and administrative facilities totaling approximately 2,600 square feet in Beaverton, Oregon, engineering and administrative facilities totaling approximately 20,200 square feet in Sunnyvale, California. We also lease engineering facilities in Oakland, California, and Ann Arbor, Michigan. The current lease for the Pleasant Hill facility expires in May 2001, with an option to renew for two years, the lease for the Oregon facility expires in March 2002, the lease for the Sunnyvale facility expires in August 2002, the lease for the Oakland facility expires in April 2000, and the lease for the Ann Arbor facility expires in December 2001. We also have sales offices in the vicinity of New York, Washington D.C., Chicago, Dallas and Denver.

  We intend to relocate our principal administrative and engineering facilities from Pleasant Hill to Pleasanton, California during 2000 and intend to lease facilities totaling approximately 90,000 square feet in Pleasanton. We believe that with this additional space, our facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS
  We are not a party to any material litigation and we are not aware of any pending or threatened litigation that could have a material adverse effect upon our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  Our common stock has been quoted on the Nasdaq National Market under the symbol "TUTS" since our initial public offering in January 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock, as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
1999:
  First Quarter (from January 29, 1999).......................... $76.13 $39.75
  Second Quarter.................................................  70.19  38.00
  Third Quarter..................................................  47.25  22.44
  Fourth Quarter.................................................  56.50  24.94
2000:
  First Quarter (through February 18, 2000)...................... $53.50 $39.38

  On February 18, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $39.88 per share. As of December 31, 1999, there were approximately 314 holders of record of our common stock.

  We have not paid dividends in the past and we intend to retain earnings, if any, and will not pay cash dividends in the foreseeable future. Our loan and security agreement with a commercial bank prohibits the payment of dividends. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as the board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                       Years Ended December 31,
                            --------------------------------------------------
                                                Actual
                            --------------------------------------------------
                              1995      1996      1997       1998       1999
                            --------  --------  ---------  ---------  --------
                                (in thousands, except per share data)
Statement of Operations
 Data:
Total revenues............. $  3,445  $  4,454  $   6,221  $  10,555  $ 27,807
Total cost of goods sold...    1,688     2,198      3,228      5,809    15,459
                            --------  --------  ---------  ---------  --------
  Gross margin.............    1,757     2,256      2,993      4,746    12,348
                            --------  --------  ---------  ---------  --------
Operating expenses:
  Sales and marketing......    2,645     3,068      5,147      8,462    10,523
  Research and
   development.............      993     2,012      3,562      6,200     7,618
  General and
   administrative..........    1,562     1,783      2,375      2,807     4,429
  In-process research and
   development.............      --        --         --         --      2,600
  Amortization of
   intangibles.............      --        --         --         --         52
  Noncash compensation
   expense.................      --        --       1,260      1,233       455
                            --------  --------  ---------  ---------  --------
  Total operating
   expenses................    5,200     6,863     12,344     18,702    25,677
                            --------  --------  ---------  ---------  --------
  Loss from operations.....   (3,443)   (4,607)    (9,351)   (13,956)  (13,329)
Other income (expense),
 net.......................       54       181        195        210     1,596
                            --------  --------  ---------  ---------  --------
  Loss before income
   taxes...................   (3,389)   (4,426)    (9,156)   (13,746)  (11,733)
Income tax expense.........        1         1          1          1         1
                            --------  --------  ---------  ---------  --------
  Net loss.................   (3,390)   (4,427)    (9,157)   (13,747)  (11,734)
Dividend accretion on
 preferred stock...........      694     1,137      1,627      2,584       235
                            --------  --------  ---------  ---------  --------
Net loss attributable to
 common stockholders....... $ (4,084) $ (5,564) $ (10,784) $ (16,331) $(11,969)
                            ========  ========  =========  =========  ========
Net loss per share
 attributable to common
 stockholders, basic and
 diluted................... $ (32.56) $ (37.51) $  (59.36) $  (60.62) $  (1.12)
                            ========  ========  =========  =========  ========
Shares used in computing
 net loss per share
 attributable to common
 stockholders, basic and
 diluted...................      125       148        182        269    10,729
                            ========  ========  =========  =========  ========

                                             December 31,
                             ------------------------------------------------
                                                Actual
                             ------------------------------------------------
                               1995      1996      1997      1998      1999
                             --------  --------  --------  --------  --------
                                            (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments..... $  1,531  $  8,950  $ 10,285  $  4,452  $ 32,236
Working capital.............    1,771     8,357    11,066     7,173    44,416
Total assets................    3,198    10,689    15,168    15,257    65,356
Redeemable convertible
 preferred stock and
 warrant....................   12,381    24,684    38,871    45,995        --
Long-term debt, net of
 current portion............       55       190       140     4,262        --
Accumulated deficit.........  (11,755)  (17,319)  (28,103)  (44,434)  (56,487)
Total stockholders' equity
 (deficit)..................  (10,137)  (15,694)  (26,444)  (41,839)   51,522

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

  We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access over the existing copper telephone infrastructure found in multi-tenant unit, or MTU, complexes, such as apartment buildings, hotels, business parks and commercial office buildings. Our systems enable service providers to deliver high speed Internet access, as well as enhanced capabilities, such as subscriber management, community based web pages, firewall protection, virtual private networking, as well as small business email and web servers.

  We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the multi-commercial unit, or MCU, market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the multi-dwelling unit, or MDU, market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite to additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market.

  We generate revenue primarily from the sale of products and, to a lesser extent, through the licensing of our HomeRun technology. We recognize revenue from product sales upon shipment. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time revenue is recognized. License and royalty revenue consists of non-refundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, the majority of our license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties based on products sold by our licensees. We do not expect that such license and royalty revenue will constitute a substantial portion of our revenue in future periods.

  Sales price reductions on some of our products may be necessary to remain competitive. Although we have been historically able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with cost reductions. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. There can be no assurance that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

  Sales to customers outside of the United States accounted for approximately 15.8%, 18.5% and 32.3% of revenue in 1997, 1998 and 1999, respectively. We expect international sales to increase in absolute dollars in the future but to represent approximately one third or less of our revenue, but they may decrease as a percentage of total sales in the future. To date, substantially all international sales have been denominated in U.S. dollars.

  We expect to continue to evaluate product line expansion and new product opportunities, engage in extensive research, development and engineering activities and focus on cost-effective design of our products. Accordingly, we will continue to make significant expenditures on sales and marketing and research and development activities.

  In June 1999, we acquired PublicPort, Inc. in exchange for 168,679 shares of common stock. This transaction was treated as a pooling of interests for accounting purposes. PublicPort was located in Ann Arbor, Michigan. PublicPort designed and developed subscriber management systems that enabled businesses in the MDU market to provide mobile computer users access to the public Internet or private corporate networks without having to reconfigure their computer's network access software.

  In November 1999, we acquired Vintel Communications, Inc. for $4.8 million, consisting of $500,000 cash, 116,370 shares of common stock and approximately 40,000 options to acquire common stock. This transaction was treated as a purchase for accounting purposes. Vintel was located in Oakland, California. Vintel designed and developed high-performance integrated service routers that allowed service providers to offer bundles of services, including voice-over-IP and high speed Internet services over a common IP infrastructure to customers in the MTU market.

  In February 2000, we acquired FreeGate Corporation for approximately $24.7 million, consisting of 510,931 shares of common stock, approximately 19,600 options to acquire common stock and acquisition related expenses, consisting primarily of investment advisory, legal and other professional fees. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of IP routing, firewall security, network address translation, secure remote access via virtual private networking, and email and web servers on a compact, PC-based platform.

  In February 2000, we signed a definitive agreement to acquire certain assets of OneWorld Systems, Inc. for approximately $2.3 million in cash. This transaction will be treated as a purchase for accounting purposes. OneWorld was located in Sunnyvale, California. OneWorld designed and developed network communication appliances and network modems.

  While we expect to derive benefit from sales of product lines acquired through some of these acquisitions and designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to sustain or expand sales of those products or complete the development and commercial deployment of products expected as a result of these acquisitions.

  Through these completed and anticipated transactions, we have added approximately 55 people to our workforce. The costs associated with personnel including rent for additional facilities and related general and administrative costs as well as costs associated with research and development, and sales and marketing activities will substantially increase our operating costs when compared to related costs expended in 1999.

  We have incurred net operating losses to date and, as of December 31, 1999, had an accumulated deficit of $56.5 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period to period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

  The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

                                     Years ended
                                    December 31,
                                 -----------------------
                                  1997     1998    1999
                                 ------   ------   -----
   Total revenue...............   100.0%   100.0%  100.0%
   Total cost of goods sold....    51.9     55.0    55.6
                                 ------   ------   -----
     Gross margin..............    48.1     45.0    44.4
   Operating expenses:
     Sales and marketing.......    82.7     80.2    37.8
     Research and development..    57.3     58.7    27.4
     General administrative....    38.2     26.6    15.9
     In-process research and
      development..............     --       --      9.4
     Amortization of
      intangibles..............     --       --      --
     Noncash compensation
      expenses.................    20.3     11.7     1.6
                                 ------   ------   -----
       Total operating
        expenses...............   198.4    177.2    92.3
                                 ------   ------   -----
     Loss from operations......  (150.3)  (132.2)  (47.9)
   Other income (expense),
    net........................     3.1      2.0     5.7
                                 ------   ------   -----
     Loss before income taxes..  (147.2)  (130.2)  (42.0)
   Income tax expense..........     --       --      --
                                 ------   ------   -----
     Net loss..................  (147.2)% (130.2)% (42.0)%
                                 ======   ======   =====

 Years Ended December 31, 1997, 1998 and 1999

  Revenue. We generate revenue primarily from the sale of products and, to a lesser extent, through the licensing of our HomeRun technology. Our total revenue increased to $27.8 million for the year ended December 31, 1999, from $10.6 million for the year ended December 31, 1998, and from $6.2 million for the year ended December 31, 1997. The increase in 1999 was primarily due to an increase in sales of Expresso products. The increase in 1998 was primarily due to an increase in sales of XL products and initial sales of Expresso GS and Expresso MDU products. License and royalty revenue increased to $1.5 million for the year ended December 31, 1999; from $0.8 million for the year ended December 31, 1998. The increase in 1999 was primarily due to increases in up-front license fees recognized during the year and receipt of related royalty payments. There was no license and royalty revenue in periods prior to 1998.

  Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Our cost of goods sold increased to $15.5 million for the year ended December 31, 1999, from $5.8 million for the year ended December 31, 1998, and from $3.2 million for the year ended December 31, 1997. The increase in 1999 was primarily due to increased production of our Expresso products. The increase in 1998 was primarily due to increased production of our XL and Expresso products and initial production of our Expresso GS and Expresso MDU products. Our gross margin on an absolute basis increased to $12.3 million for the year ended December 31, 1999, from $4.7 million for the year ended December 31, 1998, and from $3.0 million for the year ended December 31, 1997. Gross margin as a percentage of revenue decreased to 44.4% of revenue for the year ended December 31, 1999, from 45.0% of revenue for the year ended December 31, 1998, and from 48.1% of revenue for the year ended December 31, 1997. The decrease in gross margin as a percent of revenue in 1999 was primarily due to the change in product mix, as we sold a larger percentage of Expresso products that had lower average gross margins than the XL products. Volume price discounts to certain customers with substantial volume commitments and increased costs of raw materials and contract manufacturing associated with initial introductions of new products in the Expresso MDU product lines also contributed to this decrease in gross margin. The decrease in gross margin as a percentage of revenue in 1998 was primarily due to the change in product mix to include Expresso products which have lower average gross margins than the XL products, combined with the increased costs of raw materials and contract manufacturing associated with initial Expresso GS and Expresso MDU product introductions.

  Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade-shows, promotions, and outside services. Our sales and marketing expenses increased to $10.5 million for the year ended December 31, 1999, from $8.5 million for the year ended December 31, 1998, and from $5.1 million for the year ended December 31, 1997. The increases in both 1999 and 1998 were primarily due to increased hiring of sales and marketing personnel, travel, attendance at trade shows, as well as increases in personnel related to customer support activities and expanded efforts in international markets.

  Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $7.6 million for the year ended December 31, 1999, from $6.2 million for the year ended December 31, 1998, and from $3.6 million for the year ended December 31, 1997. The increase in 1999 was primarily due to further development of the Expresso GS and Expresso MDU products, development of HomeRun-related products, enhancement of certain XL products, and continued development of the subscriber management system portion of the Expresso MDU product line. The research and development expenses of PublicPort and Vintel were consolidated with our expenses for the periods subsequent to the respective June and November acquisitions. The increase in 1998 was primarily due to further development of the Expresso GS and Expresso MDU products, development of HomeRun-related products, preparation of HomeRun technology for licensing and potential standardization and enhancement of certain XL products. We intend to increase investment in research and development programs in future periods for the purpose of enhancing current products to provide advanced Internet service applications for both domestic and international markets, reducing the cost of current products, and developing and acquiring new products.

  General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. Our general and administrative expenses increased to $4.4 million for the year ended December 31, 1999, from $2.8 million for the year ended December 31, 1998, and from $2.4 million for the year ended December 31, 1997. The increases in both 1999 and 1998 were primarily due to additions of administrative personnel and increases in other costs related to our growth. We intend to increase general and administrative expenditures and infrastructure costs as we expand our business.

  Amortization of Intangibles. Amortization of intangibles consists of the periodic amortization of intangible assets related to purchase acquisitions. These assets consist primarily of acquired workforce and goodwill and are amortized over their estimated useful lives of 3 and 5 years, respectively. Amortization of intangibles in 1999 of $0.1 million relates to intangible assets acquired from Vintel. There were no such costs prior to 1999.

  In-process research and development. Amounts expensed as in-process research and development were $2.6 million in 1999 and were related to in-process research and development purchased from Vintel. There were no such costs prior to 1999. The fair value of such technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors are reflected in the discount rate used of 30%. We expect that the pricing model for products and intellectual property licenses related to our acquisition of Vintel will be considered standard within the high-technology communications industry. We do not expect, however, to achieve expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated cost savings. Our estimated cost to complete the technology at the time of acquisition was approximately $2.0 million. To date, those costs are approximately $0.1 million. We expect that products incorporating the acquired technology from this acquisition will be completed and begin to generate cash flows over a six to nine month period after integration. Development of these technologies, however, remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. Efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could harm our business and operating results.

  Regarding our purchase of Vintel, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition as they relate to the value of purchased in-process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects and revenue and expense projections once the products have entered the market. There have been no product shipments to date from acquired technologies, therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product lifecycle. Failure to achieve the expected levels of revenue and net income from these products may negatively impact the return on investment expected at the time that the acquisition was completed.

  Noncash Compensation Expense. Noncash compensation expense in 1999 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. Noncash compensation expense in 1998 and 1997 primarily consisted of expenses related to the grant of a warrant to purchase up to 666,836 shares of common stock in consideration for technology endorsement, marketing and certain development support by Microsoft with respect to our HomeRun technology and related products. Noncash compensation expense in both years also consisted of the recognition of expense related to certain employee stock option grants. Our noncash compensation expense was $0.5 million, $1.2 million, and $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. We intend to recognize $1.0 million in additional expenses related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

  Other Income (Expense), Net. Other income (expense), net consists of interest income on cash balances, offset by interest expense associated with credit facilities. Our other income (expense), net was $1.6 million, $0.2 million, and $0.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Liquidity and Capital Resources

  Since our inception, we have financed our operations primarily through the sale of preferred equity securities for an aggregate of $46.2 million net of offering costs. In January 1999, we completed our initial public offering and issued 2,875,000 shares of our common stock at a price of $18.00. We received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. We also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share.

  As of December 31, 1999, we had cash, cash equivalents and short-term investments of $32.2 million.

  Net increase in cash and cash equivalents in 1999 of $9.0 million resulted primarily from net proceeds from our initial public offering and exercise of a warrant for convertible preferred stock, and net proceeds of maturities of short term investments, offset by a net loss of $11.7 million, a net decrease in working capital of $12.2 million due to the increase in our sales activity for the year, purchases of short term investments, purchases of property and equipment and repayment of credit facilities.

  Net decrease in cash and cash equivalents in 1998 of $0.9 million resulted primarily from a net loss of $13.7 million, net changes in working capital, and purchase of property and equipment offset by net proceeds from maturities of short term investments, net proceeds from the sale of preferred securities and net borrowings from credit facilities.

  Net increase in cash and cash equivalents in 1997 of $4.0 million resulted primarily from net proceeds from the sale of preferred securities, and net proceeds from maturities of short term investments, offset by a net loss of $9.2 million, net changes in working capital, and the purchase of property and equipment.

  We have a credit facility to borrow up to $7.5 million. The credit facility is composed of two revolvers: a formula revolver of up to the lesser of $3.0 million or 85% of qualified accounts receivable bearing interest at prime plus 2.0% per annum; and a non-formula revolver of up to $4.5 million bearing interest at prime plus 3.5% per annum. The credit facility requires a minimum monthly interest payment of $10,000. The term of the credit facility is 18 months ending on June 30, 2000 and is automatically renewed for additional terms of one year unless 60 days' written notice is given by either party. We have approximately $1.5 million borrowed against the credit facility as of December 31, 1999.

  For future periods, we generally anticipate significant increases in working capital on a period to period basis primarily as a result of planned increased product sales and higher relative levels of inventory. We will also continue to expend significant amounts on property and equipment related to the expansion of systems infrastructure and office equipment and our anticipated move to expanded headquarter facilities to support our growth. We also expect to continue to expend significant amounts on lab and test equipment to support on-going research and development efforts.

  We believe that our cash, cash equivalents and short-term investment balances and funds available under our credit facility will be sufficient to satisfy our cash requirements for at least the next 12 months.

  During the years ended December 31, 1999, 1998 and 1997, we incurred non-cash expenses related to purchase acquisition and dividend accretion. The table below sets forth supplemental information concerning the impact of certain non-cash items on losses from operations. The accompanying supplemental financial information is presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles. The Statements of Operations data has been derived from our audited financial statements.

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
Computation of pro forma net loss per share:
  Net loss attributable to common stockholders.. $(10,784) $(16,331) $(11,969)
  Adjustments for certain noncash expenses
   related to purchase acquisition and dividend
   accretion:
    Amortization of intangibles.................      --        --         52
    In-process research and development.........      --        --      2,600
    Dividend accretion on preferred stock.......    1,627     2,584       235
                                                 --------  --------  --------
Pro forma net loss.............................. $ (9,157) $(13,747) $ (9,082)
                                                 ========  ========  ========
Pro forma net loss per share.................... $  (1.21) $  (1.64) $  (0.80)
                                                 ========  ========  ========
Shares used in computing pro forma net loss per
 share, basic and diluted (1)...................    7,568     8,389    11,321
                                                 ========  ========  ========
--------
(1) Calculation of pro forma shares, basic and diluted:

Shares used in computing net loss attributable
 to common stockholders, basic and diluted......      182       269    10,729
Adjustment to reflect the assumed conversion of
 preferred stock................................    7,386     8,120       592
                                                 --------  --------  --------
Shares used in computing pro forma net loss per
 share, basic and diluted.......................    7,568     8,389    11,321
                                                 ========  ========  ========

Year 2000 Compliance

  We have addressed computer networks year 2000 compliance in our systems, accounting software, computer hardware and existing products, and have communicated with our significant third party vendors with respect to their respective states of readiness. In order to assess year 2000 compliance of our products and systems, we identified those systems critical to our operations and the operations of our technologies and, based upon tests to such products and systems, believed that all of our systems and technologies, to the extent developed, were materially compliant. We expended approximately $70,000 to assess and address the year 2000 problem. Although it is now past January 1, 2000, and we have not experienced any adverse impact from the transition to the Year 2000, we cannot assure you that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

Additional Risk Factors That Could Affect Our Operating Results and the Market Price Of Our Stock.

We have a history of losses and expect future losses.

  We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses attributable to common stockholders of $12.0 million for 1999 and $16.3 million for 1998. As of December 31, 1999, we had an accumulated deficit of $56.5 million. We expect that we will continue to incur losses in 2000. We may incur losses in future periods as well.

To achieve or sustain profitability, we must increase sales of our Expresso products, reduce manufacturing costs and successfully introduce enhanced versions of our existing and new products.

  We may never achieve or sustain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun technology and software products. We intend to continue increasing certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. We cannot assure you that we will generate a sufficient level of revenue to offset these expenditures, or that we will be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general administrative functions are, in the short term, relatively fixed. Our ability to increase revenue or achieve profitability in the future will primarily depend on our ability to increase sales of our Expresso products, reduce manufacturing costs, and successfully introduce and sell enhanced versions of our existing products and new products.

A number of factors could cause our quarterly and annual financial results to be worse than expected, which could result in a decline in our stock price.

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

  .  the availability and cost of key components; and

  .  the timing of personnel hiring.

  We may also experience substantial period to period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including competition and rapid technological change. We anticipate that average selling prices for our products will decrease over time due to competitive pressures and volume pricing agreements. Decreasing average selling prices could cause us to experience decreased revenue despite an increase in the number of units sold. We cannot assure you that we will be able to sustain our gross margins in the future, improve our gross margins by offering new products or increased product functionality, or offset future price declines with cost reductions.

  As a result of these and other factors, it is possible that in some future period our operating results will be below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline.

Difficulties in forecasting product sales could negatively impact our business.

  We base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. Orders for our products, however, may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations that typically last 60 to 90 days. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenue for that quarter would be reduced. If we have lower revenue in a quarter than expected, we may not be able to reduce our spending in the short-term in response to this shortfall and reduced revenue would have a direct impact on our results of operations for that quarter. Further, we purchase components and contract manufacture our products based on forecasts of sales. If orders for products exceed our forecasts, we may have difficulty meeting customers orders in a timely manner, which could damage our reputation or result in lost sales.

Our market is subject to rapid technological change, and if we do not address these changes, our products will become obsolete, harming our business and ability to compete.

  The markets for high-speed data access products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end user requirements and evolving industry standards. In addition, the market for high-speed data access products is dependent in large part on the increased use of the Internet. Issues concerning the use of the Internet, including security, lost or delayed packets, and quality of service, may negatively affect the development of the market for our products. We cannot assure you that we will be able to respond quickly and effectively to technological change. If we do not address these technological changes and challenges by regularly introducing new products, our product line will become obsolete, which would harm our business, financial condition and results of operations.

Our success depends on our ability to continually introduce new products that achieve broad market acceptance.

  We must also continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. We may have only a limited amount of time to penetrate certain markets, and we cannot assure you that we will be successful in achieving widespread acceptance of our products before competitors offer products and services similar or superior to our products. Any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

Our success depends on continued market acceptance of our Expresso products.

  We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso products and to expand offerings of the Expresso product line in the MDU and MCU markets and to further penetrate these markets. Historically, the majority of our Expresso products have been sold into the MDU market. Our future success depends on the ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end users about the benefits of our Fast Copper technology, including

HomeRun and LongRun, and the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The continued success of our Expresso products will also depend on the ability of our service provider customers to market and sell high-speed data services to end users. We cannot assure you that our Expresso products will achieve or maintain broad commercial acceptance within the MDU market, MCU market, or in any other market we enter.

The market in which we operate is highly competitive, and we may not be able to compete effectively.

  The market for multi-service broadband access systems is intensely competitive, and we expect that this market will become increasingly competitive in the future. Our most immediate competitors include Cisco, Copper Mountain, Nortel and Paradyne, and a number of other public and private companies. Many of these competitors are offering, or may offer, technologies and services that directly compete with some or all of our high-speed access products and related software products. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

  Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do, and we can give you no assurance that we will be able to compete effectively in our target markets. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. In addition, our HomeRun licensees may sell products based on our HomeRun technology to our competitors or potential competitors. This licensing may cause an erosion in the potential market for our products. We cannot assure you that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully. This competition could result in price reductions, reduced profit margins and loss of market share, which could harm our business, financial condition and results of operations.

Our copper-wire based solutions face severe competition from other technologies and the commercial acceptance of any competing solutions could harm our business and ability to compete.

  The market for high-speed data access products and services is characterized by several competing technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities. These competing solutions provide fast access, high reliability and are cost-effective for some users. Because many of our products are based on the use of copper telephone wire, and because there are physical limits to the speed and distance over which data can be transmitted over this wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. To the extent that telecommunications service providers choose to install fiber optic cable or other transmission media in the last mile, or to the extent that homes and businesses install other transmission media within buildings, we expect that demand for our products that are based on copper telephone wires will decline. Commercial acceptance of any one of these competing solutions or any technological advancement or product introduction that provides faster access, greater reliability, increased cost-effectiveness or other advantages over technologies that utilize existing telephone copper wires could decrease the demand for our products and reduce average selling prices and gross margins associated with our products. The occurrence of any one or more of these events could harm our business, financial condition and results of operations.

Manufacturing or design defects in our products could harm our reputation and business.

  Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause orders for our products to be canceled or delayed, reduce revenue, or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time in order to develop new product designs. We cannot assure you that we would be successful in addressing any manufacturing or design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our business, financial condition and results of operations.

We must maintain and develop strategic partnerships with third parties to increase market penetration of our HomeRun technology.

  We have established relationships with several strategic partners, including our collaborative arrangement through the Home Phoneline Network Alliance, or the Home PNA, with leading semiconductor, computer hardware and consumer electronics manufacturers. We have also licensed our HomeRun technology to members of the Home PNA and others. In this regard, the widespread market acceptance of our HomeRun technology for home networking applications is dependent on the development and marketing of HomeRun-enabled integrated circuits and consumer products by our licensees and their customers. We cannot assure you that our HomeRun technology will continue to be deployed on a widespread basis and future sales of products containing our HomeRun technology cannot be predicted. The amount and timing of resources that our licensees devote to developing and marketing HomeRun-enabled products is not within our control. We cannot assure you that these licensees will continue to develop and market products as expected or that significant license and royalty revenue will be forthcoming in the future. If any of our licensees fails to commercialize or market products incorporating HomeRun technology, our revenue may not grow as expected and we may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or marketing of HomeRun, all of which could harm our business, financial condition and results of operations.

Changing industry standards may reduce the demand for our products, which will harm our business.

  We will not be competitive unless we continually introduce new products and product enhancements that address changing industry standards. The emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other service providers, could require redesign of our products. If these standards become widespread and our products are not in compliance, our customers and potential customers may not purchase our products, which would harm our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. In addition, selection of competing technologies as standards by standards setting bodies such as the Home PNA could negatively affect our reputation in the market regardless of whether our products are standard compliant or demand for our products does not decline. This selection could be interpreted by the press and others as having a negative impact on our business which could negatively impact the market price of our stock.

A majority of our sales comes from a small number of customers; if we lose any of these customers, our sales could decline significantly.

  The majority of our annual sales comes from a small number of our customers. Our 10 largest customers accounted for 62% of net sales in 1999. Because we are dependent upon continued revenue from our 10 largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. Some of these customers individually accounted for more than 10% of our annual net sales in 1999. CAIS, Inc. and Rycom CCI, Inc. accounted for 12% and 10%, respectively, of our annual net sales in 1999. There is no guarantee that we will be able to retain any of our 10 largest customers or any other accounts. In addition, our customers may materially reduce the levels of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

We depend on contract manufacturers to manufacture all of our products, and rely upon them to deliver high-quality products in a timely manner.

  We do not manufacture any of our products, but instead rely on contract manufacturers to assemble, test and package our products. We cannot assure you that these contract manufacturers and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies. Any interruption in the operations of one or more of these contract manufacturers would harm our ability to meet our scheduled product deliveries to customers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of a current contract manufacturer would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our business, operating results and financial condition. In addition, our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could harm our business, operating results or financial condition.

  We currently purchase all of our raw materials and components used in our products through our contract manufacturers. Components are purchased pursuant to purchase orders based on forecasts, but we or our contract manufacturers have no guaranteed supply arrangements with these suppliers. The availability of many of these components is dependent in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers were unable to obtain a sufficient supply of components from current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. For example, we are experiencing, and may continue experiencing in the future, difficulty obtaining flash memory. Resulting delays, reductions in product shipments could damage customer relationships and could harm our business, financial condition or results of operations. In addition, any increases in component costs that are passed on to our customers could reduce demand for our products.

We rely on third parties to test all of our products and a failure to adequately control quality could harm our business.

  Substantially all of our products are assembled and tested by our contract manufacturers. Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any quality assurance problems could increase the costs of manufacturing, assembling or testing of our products and could harm our business, financial condition and results of operation. Moreover, defects in products that are not discovered in the quality assurance process could damage customer relationships and result in product returns or liability claims, each of which could harm our business, financial condition and results of operations.

We purchase several key components from single or limited sources and could lose sales if these sources fail to fill our needs.

  We currently purchase all of our raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supply from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx. Our products are also dependent on various sole source offerings from Dallas Semiconductor, Intel, Metalink US, Motorola, Oki Semiconductor, Osicom Technologies, SaRonix, Siemens and Wind River Systems. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, obtaining these components from other sources could take a substantial period of time, could cause us to redesign our products and could disrupt our operations and harm our business in any given period.

We may not be able to effectively integrate our recent acquisitions into our existing business.

  In June 1999, we acquired PublicPort, Inc., in November 1999, we acquired Vintel Communications, Inc., and in February 2000, we acquired FreeGate Corporation. In addition, in February 2000, we signed a definitive agreement to acquire certain assets of OneWorld Systems, Inc. We will need to overcome significant issues in order to realize any benefits from these transactions. These issues include:

  . integrating the operations of the geographically dispersed businesses acquired into our own operations;

  . incorporating acquired technology, rights and products into our products and services;

  . developing new products and services that utilize the assets of all entities;

  . the potential disruption of our ongoing business and the distraction of our management; and

  . the potential impairment of relationships with employees, suppliers and customers.

We may engage in future acquisitions of companies, technologies or products and the failure to integrate any future acquisitions could harm our business.

  As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

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

  .  maintenance of uniform standards, controls, procedures and policies; and

  . impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel.

  We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, operating results and financial condition.

If we fail to manage our growth effectively, our business could be harmed.

  Our growth has placed, and in the future may continue to place, a significant strain on our engineering, managerial, administrative, operational, financial and marketing resources, and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage our anticipated growth, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third parties. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

We depend on international sales for a significant portion of our revenue, which could subject our business to a number of risks.

  Sales to customers outside of the United States accounted for approximately 32.3% and 18.5% of revenue for the years ended December 31, 1999 and 1998, respectively. There are a number of risks arising from our international business, including:

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

  .  reduced protection for intellectual property rights in some countries;
     and

  .  currency fluctuations.

  We expect sales to customers outside of the United States to continue to account for a significant portion of our revenue. We can give you no assurance that foreign markets for our products will not develop more slowly than currently anticipated. Any failure to increase sales to customers outside of the United States could harm our business, financial condition and results of operations.

  We also expend product development and other resources in order to meet regulatory and technical requirements of foreign countries. We are depending on sales of our products in these foreign markets in order to recoup the costs associated with developing products for these markets.

Fluctuations in currency exchange rates may harm our business.

  All of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers and reduce demand for our products. We anticipate that foreign sales will generally continue to be invoiced in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. As we expand our current international operations, however, we may allow payment in foreign currencies and exposure to losses in foreign currency transactions may increase. To reduce this exposure we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange related losses.

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

  Our future success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 17 United States patents and have 18 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

  We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, strictly limit access to and distribution of our software, and further limit the disclosure and use of other of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We also cannot assure you that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

We may be subject to intellectual property infringement claims that are costly to defend and could harm our business and ability to compete.

  We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. We cannot assure you that third parties will not assert infringement claims in the future with respect to our current or future products. Any such assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or acquire licenses to the technology that is the subject of asserted infringement. This litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of any litigation and the resulting distraction of our management resources could harm our business, results of operations or financial condition. We also cannot assure you that any licenses of technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms. Our failure to obtain these licenses could harm our business, results of operations and financial condition.

If our products do not comply with complex government regulations, our products may not be sold, preventing us from increasing our revenue or achieving profitability.

  We and our customers are subject to varying degrees of federal, state and local regulation. Our products must comply with various regulations and standards defined by the Federal Communications Commission. The FCC has issued regulations that set installation and equipment standards for communications systems. Our products are also required to meet certain safety requirements. For example, certain of our products must be certified by Underwriters Laboratories in order to meet federal safety requirements relating to electrical appliances to be used inside the home. In addition, certain products must be Network Equipment Building Standard certified before they may be deployed by certain of our customers. Any delay in or failure to obtain these approvals could harm our business, financial condition or results of operations. Outside of the United States, our products are subject to the regulatory requirements of each country in which our products are manufactured or sold. These requirements are likely to vary widely. If we do not obtain timely domestic or foreign regulatory approvals or certificates we would not be able to sell our products where these regulations apply, which may prevent us from sustaining our revenue or achieving profitability.

  In addition, regulation of our customers may adversely impact our business, operating results and financial condition. For example, FCC regulatory policies affecting the availability of data and Internet services and other terms on which telecommunications companies conduct their business may impede our penetration of certain markets. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards, generally following extensive investigation of competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may harm the sale of products by us to these customers.

Our success is dependent on our ability to provide adequate customer support.

  Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could harm our business, financial condition or results of operations.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business.

  We depend on the performance of Matthew Taylor, our Chief Technical Officer, and Salvatore D'Auria, our President, Chief Executive Officer and Chairman of the Board, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers and we only maintain a "key person" life insurance policy on Matthew Taylor. We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. We cannot assure you that we will be able to do so.

Our stock price has fluctuated and is likely to continue to fluctuate, and you may not be able to resell your shares at or above the offering price.

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

  In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these technology companies. These market and industry factors may harm our stock price, regardless of our operating results. In addition, trading prices of the stocks of many technology companies are at or near historic highs and reflect price-earnings ratios substantially above historic levels. These trading prices and price-earnings ratios may not be sustained.

Our charter and bylaws and Delaware law contain provisions that could delay or prevent a change in control.

  Certain provisions of our charter and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Future sales of our common stock could depress our stock price.

  Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 1999, we had 11,940,610 shares outstanding. Of these shares, 11,655,561 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers in short-term securities with maturities of three to twelve months. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TUT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  32

Consolidated Balance Sheets as of December 31, 1998 and 1999.............  33

Consolidated Statements of Operations for the years ended December 31,
 1997, 1998, and 1999....................................................  34

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1998, and 1999.......................................  35

Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1998, and 1999....................................................  36

Notes to Consolidated Financial Statements...............................  37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Tut Systems, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 59 present fairly, in all material respects, the financial position of Tut Systems, Inc. at December 31, 1998 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 59 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
January 20, 2000 except as to Note 14 which is as of February 14, 2000

                               TUT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  4,452  $ 13,405
  Short-term investments...................................      --     18,831
  Accounts receivable, net of allowance for doubtful
   accounts of $115 and $335 in 1998 and 1999,
   respectively............................................    2,738    11,742
  Inventories..............................................    3,787     8,401
  Prepaid expenses and other current assets................      955     3,746
                                                            --------  --------
    Total current assets...................................   11,932    56,125
Property and equipment, net................................    1,790     3,476
Deferred offering costs....................................      955       --
Other assets...............................................      580     5,755
                                                            --------  --------
    Total assets........................................... $ 15,257  $ 65,356
                                                            ========  ========

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
         WARRANT AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable......................................... $  2,421  $  5,859
  Accrued liabilities......................................    1,758     3,551
  Lines of credit..........................................      --      1,529
  Deferred revenue.........................................      580       770
                                                            --------  --------
    Total current liabilities..............................    4,759    11,709
Lines of credit, net of current portion....................    4,262       --
Deferred revenue, net of current portion...................    2,080     2,125
                                                            --------  --------
    Total liabilities......................................   11,101    13,834
                                                            --------  --------
Redeemable convertible preferred stock; $0.001 par value;
 7,531 shares authorized; 6,355 shares issued and
 outstanding in 1998 and none in 1999 (liquidation value:
 $43,895 at December 31, 1998).............................   43,895       --
Redeemable convertible preferred stock warrant.............    2,100       --
                                                            --------  --------
                                                              45,995       --
                                                            --------  --------

Commitments and Contingencies (Note 9)

Stockholders' equity (deficit):
  Convertible preferred stock; $0.001 par value; 1,339
   shares authorized; 1,098 shares issued and outstanding
   in 1998 and none in 1999 (liquidation value: $1,567 at
   December 31, 1998)......................................    1,567       --
  Common stock; $0.001 par value; 100,000 shares
   authorized; 347 and 11,941 shares issued and outstanding
   in 1998 and 1999, respectively..........................      --         12
Additional paid-in capital.................................    2,455   108,969
Deferred compensation......................................   (1,427)     (972)
Accumulated deficit........................................  (44,434)  (56,487)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  (41,839)   51,522
                                                            --------  --------
      Total liabilities, redeemable convertible preferred
       stock and warrant and stockholders' equity
       (deficit)........................................... $ 15,257  $ 65,356
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
Revenues:
  Product....................................... $  6,221  $  9,790  $ 26,266
  License and royalty...........................      --        765     1,541
                                                 --------  --------  --------
    Total revenues..............................    6,221    10,555    27,807
                                                 --------  --------  --------
Costs of goods sold:
  Product.......................................    3,228     5,733    15,454
  License and royalty...........................      --         76         5
                                                 --------  --------  --------
    Total cost of goods sold....................    3,228     5,809    15,459
                                                 --------  --------  --------
Gross margin....................................    2,993     4,746    12,348
                                                 --------  --------  --------
Operating expenses:
  Sales and marketing...........................    5,147     8,462    10,523
  Research and development......................    3,562     6,200     7,618
  General and administrative....................    2,375     2,807     4,429
  In-process research and development...........      --        --      2,600
  Amortization of intangibles...................      --        --         52
  Noncash compensation expense..................    1,260     1,233       455
                                                 --------  --------  --------
    Total operating expenses....................   12,344    18,702    25,677
                                                 --------  --------  --------
Loss from operations............................   (9,351)  (13,956)  (13,329)
Interest expense................................      (61)     (117)     (608)
Interest income.................................      256       327     2,203
Other income, net...............................      --        --          1
                                                 --------  --------  --------
Loss before income taxes........................   (9,156)  (13,746)  (11,733)
Income tax expense..............................        1         1         1
                                                 --------  --------  --------
Net loss........................................   (9,157)  (13,747)  (11,734)
Dividend accretion on preferred stock...........    1,627     2,584       235
                                                 --------  --------  --------
Net loss attributable to common stockholders.... $(10,784) $(16,331) $(11,969)
                                                 ========  ========  ========
Net loss per share attributable to common
 stockholders, basic and diluted................ $ (59.36) $ (60.62) $  (1.12)
                                                 ========  ========  ========
Shares used in computing net loss attributable
 to common stockholders, basic and diluted......      182       269    10,729
                                                 ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                           Convertible
                            Preferred
                              Stock
                           Series A-G     Common Stock  Additional
                          --------------  -------------  Paid-in     Deferred   Accumulated
                          Shares  Amount  Shares Amount  Capital   Compensation   Deficit    Total
                          ------  ------  ------ ------ ---------- ------------ ----------- --------
Balance, January 1,
 1997...................   1,098  $1,567     156 $ --    $     58    $   --      $(17,319)  $(15,694)
Common stock issued for
 cash upon exercise of
 options................     --      --       62   --          34        --           --          34
Dividend accretion......     --      --       --   --         --         --        (1,627)    (1,627)
Net loss................     --      --       --   --         --         --        (9,157)    (9,157)
                          ------  ------  ------ -----   --------    -------     --------   --------
Balance, December 31,
 1997...................   1,098   1,567     218   --          92        --       (28,103)   (26,444)
Common stock issued for
 cash upon exercise of
 options................     --      --      129   --          63        --           --          63
Unearned compensation
 related to stock
 options................     --      --      --    --       1,820     (1,820)         --         --
Amortization related to
 unearned compensation..     --      --      --    --         --         393          --         393
Common stock warrant
 issued.................     --      --      --    --         480        --           --         480
Dividend accretion......     --      --      --    --         --         --        (2,584)    (2,584)
Net loss................     --      --      --    --         --         --       (13,747)   (13,747)
                          ------  ------  ------ -----   --------    -------     --------   --------
Balance, December 31,
 1998...................   1,098   1,567     347   --       2,455     (1,427)     (44,434)   (41,839)
Common stock issued in
 initial public
 offering, net..........     --      --    2,875     3     46,864        --           --      46,867
Conversion of Series A-C
 convertible preferred
 stock and Series D-G
 redeemable convertible
 preferred stock to
 common stock in
 conjunction with
 initial public
 offering...............  (1,098) (1,567)  8,120     8     54,464        --           --      52,905
Common stock issued for
 cash upon exercise of
 options................     --      --      268     1        507        --           --         508
Common stock issued in
 conjunction with Public
 Port pooling of
 interest acquisition...     --      --      169   --         160        --           (84)        76
Common stock issued in
 conjunction with Vintel
 Corporation purchase
 acquisition............     --      --      116   --       4,254        --           --       4,254
Common stock issued
 under employee stock
 purchase plan..........     --      --        8   --         239        --           --         239
Exercise of common stock
 warrant................     --      --       37   --         --         --           --         --
Common stock issued for
 consulting services....     --      --        1   --          26        --           --          26
Amortization related to
 unearned compensation..     --      --      --    --         --         455          --         455
Dividend accretion......     --      --      --    --         --         --          (235)      (235)
Net loss................     --      --      --    --         --         --       (11,734)   (11,734)
                          ------  ------  ------ -----   --------    -------     --------   --------
Balance, December 31,
 1999...................     --   $  --   11,941 $  12   $108,969    $  (972)    $(56,487)  $ 51,522
                          ======  ======  ====== =====   ========    =======     ========   ========

   The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
Cash flows from operating activities:
 Net loss.........................................  $(9,157) $(13,747) $(11,734)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization...................      398       606       894
  Non cash interest income........................      --        --       (162)
  Common stock issued for services................      --        --         26
  Provision for doubtful accounts.................       14       104       235
  Provision for excess and obsolete inventory.....       72       203       340
  Amortization of discounts on investments........     (152)     (204)     (322)
  Noncash compensation expense....................    1,260     1,233       455
  Amortization of goodwill and intangible assets..      --        --         52
  Write-off of in-process research & development..      --        --      2,600
  Change in assets and liabilities:
   Accounts receivable............................   (1,036)   (1,672)   (9,239)
   Inventories....................................   (1,241)   (2,566)   (4,954)
   Prepaid expenses and other assets..............     (382)   (1,066)   (3,373)
   Accounts payable...............................      753       781     3,400
   Deferred revenue...............................      --      2,660       235
   Accrued liabilities............................      331     1,011     1,768
                                                    -------  --------  --------
    Net cash used in operating activities.........   (9,140)  (12,657)  (19,779)
                                                    -------  --------  --------
Cash flows from investing activities:
 Purchase of property and equipment...............     (969)   (1,051)   (2,524)
 Purchase of short-term investments...............   (6,543)   (3,906)  (32,663)
 Purchase of long-term investments................      --        --     (2,192)
 Proceeds from maturities of short-term
  investments.....................................    9,346     9,000    14,154
 Cash acquired in business combination............      --        --        406
                                                    -------  --------  --------
    Net cash provided by (used in) investing
     activities...................................    1,834     4,043   (22,819)
                                                    -------  --------  --------
Cash flows from financing activities:
 Payment on lines of credit.......................   (1,130)   (1,754)   (2,733)
 Proceeds from lines of credit....................    1,088     5,662       --
 Proceeds from issuance of common and preferred
  stock, net......................................   11,334     3,763    54,284
                                                    -------  --------  --------
    Net cash provided by financing activities.....   11,292     7,671    51,551
                                                    -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................    3,986      (943)    8,953
Cash and cash equivalents, beginning of period....    1,409     5,395     4,452
                                                    -------  --------  --------
Cash and cash equivalents, end of period..........  $ 5,395  $  4,452  $ 13,405
                                                    =======  ========  ========
Supplemental disclosure of cash flow information:
 Interest paid during the period..................  $    61  $     68  $    --
                                                    =======  ========  ========
 Income taxes paid during the period..............  $     1  $      1  $      1
                                                    =======  ========  ========
Noncash financing activities:
 Common stock warrants issued.....................  $   --   $    480  $    --
                                                    =======  ========  ========
 Common stock issued in connection with Public
  Port............................................  $   --   $    --   $    160
                                                    =======  ========  ========
 Common stock issued for services.................  $   --   $    --   $     26
                                                    =======  ========  ========
 Accretion of preferred stock.....................  $ 1,627  $  2,584  $    235
                                                    =======  ========  ========
 Conversion of preferred stock to common stock....  $   --   $    --   $ 47,802
                                                    =======  ========  ========
 Unearned compensation related to stock option
  grants..........................................  $ 1,260  $  1,233  $    455
                                                    =======  ========  ========
 Interest income from warrant.....................  $   --   $    --   $    162
                                                    =======  ========  ========
Liabilities assumed in connection with acquisition
 of Vintel Inc.:
 Fair value of tangible assets acquired...........                     $     61
 In-process research and development..............                        2,600
 Goodwill and intangible assets...................                        1,826
 Common stock issued..............................                       (4,254)
 Net cash paid....................................                         (170)
                                                                       --------
 Liabilities assumed..............................                     $     63
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                               TUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


NOTE 1--THE COMPANY:

  Tut Systems, Inc. (the "Company"), was founded in 1983 and began operations in August 1991. The Company designs, develops and markets advanced communications products which enable high-speed data access over the copper infrastructure of telephone companies, as well as the copper telephone wires in homes, businesses and other buildings. The Company's products incorporate high-bandwidth access multiplexers, associated modems and routers, Ethernet extension products and integrated network management software.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of consolidation

  These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Use of estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair value of financial instruments

  The fair value of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and lines of credit approximate their carrying value due to the short maturity or market rate structure of those instruments.

 Cash, cash equivalents and short-term investments

  Cash, cash equivalents, and short-term investments are stated at cost or amortized cost, which approximates fair value, and consist primarily of money market funds, certificates of deposits, corporate securities and debt securities. The Company includes in cash and cash equivalents all highly liquid investments which mature within three months of their purchase date. Investments maturing between three and twelve months from the date of purchase are classified as short-term investments.

  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates that designation as of each balance sheet date. As of December 31, 1999, debt securities were classified as held-to-maturity as the Company intended to, and had the ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair market value. The estimated fair values of cash equivalents and short-term investments are based on quoted market prices.

 Inventories

  Inventories are stated at the lower of cost, using the average cost method, or market.

 Property and equipment

  Property and equipment are carried at cost. The Company provides for depreciation by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives on the straight-line basis.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement. Useful lives by principal classifications are as follows:

      Office equipment...............................................   5 years
      Computers and software......................................... 3-5 years
      Test equipment.................................................   5 years
      Leasehold improvements......................................... 1-5 years

  When assets are sold or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the asset and allowance for depreciation and amortization accounts respectively, and any gain or loss on that sale or disposal is credited or charged to income.

  Maintenance, repairs, and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

 Intangible assets

  Intangible assets consist of goodwill and acquired workforce and are amortized on a straight line basis over five and three years, respectively. See
Note 4, Business Combinations.

 Accounting for long-lived assets

  The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

 Revenue recognition

 Product revenues

  The Company recognizes revenue from product sales upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimated. Revenue on products shipped on a trial basis is recognized upon customer acceptance. Service revenue relating to customer maintenance fees for ongoing customer support is recognized ratably over the period of the contract. The Company's products generally carry a one year to two year warranty from the date of purchase. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time the product revenue is recognized.

 License and royalty revenues

  The Company has entered into nonexclusive technology agreements with various licensees. These agreements provide the licensees the right to use the Company's proprietary technology to manufacture or have products manufactured using the proprietary technology and to receive customer support for specified periods and any changes or improvement to the technology over the term of the agreement.

  Contract fees for the services provided under these licensing agreements are generally comprised of license fees and nonrefundable, prepaid royalties which are recognized when the proprietary technology is

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

delivered if there are no significant vendor obligations. If the licensing agreements contain post-contract customer support, the Company recognizes the contract fees ratably over the five year period during which the post-contract customer support is expected to be provided. This period represents the estimated life of the technology. The Company begins to recognize revenue under the contract, once it has delivered the implementation package which contains all information needed to use the Company's proprietary technology in the licensee's process. The remaining obligations are primarily to provide the licensee with any changes or improvements to the technology and technical advice on specifications, testing, debugging and enhancements.

  The Company recognizes royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to give notification to the Company and to pay royalties within 60 days of the end of the quarter during which the sales take place.

 Advertising expenses

  The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $94, $127 and $86, respectively.

 Research and development

  Research and development expenditures are charged to expense as incurred.

 Income taxes

  Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates. A valuation allowance is established to reduce a deferred tax asset to the amount that is expected more likely than not to be realized.

 Net loss per share

  Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

  The calculation of net loss per share attributable to common stockholders follows:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Net loss per share attributable to common
 stockholders, basic and diluted:
  Net loss attributable to common stockholders... $(10,784) $(16,331) $(11,969)
                                                  ========  ========  ========
  Shares used in computing net loss attributable
   to common stockholders, basic and diluted.....      182       269    10,729
                                                  ========  ========  ========
  Net loss per share attributable to common
   stockholders, basic and diluted............... $ (59.36) $ (60.62) $  (1.12)
                                                  ========  ========  ========
  Antidilutive securities including options,
   warrants, and preferred stock not included in
   net loss per share attributable to common
   stockholders calculation......................    8,537     9,180     1,446
                                                  ========  ========  ========

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


 Comprehensive income (loss)

  The Company has adopted the provisions of SFAS No. 130, or SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. There has been no difference between the Company's net loss and its total comprehensive loss through December 31, 1999.

 Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," beginning with the third quarter of fiscal 2000.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of the operations of the Company.

NOTE 3--CONCENTRATIONS OF CREDIT RISK:

  The Company operates in one business segment, designing, developing and marketing advanced communications products which enable high-speed data access in homes, businesses and other buildings. The markets for high-speed data access products are characterized by rapid technological developments, frequent new product introductions, changes in end user requirements and evolving industry standards. The Company's future success will depend on its ability to develop, introduce and market enhancements to its existing products, to introduce new products in a timely manner which meet customer requirements and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other service providers, could require the Company to redesign its products.

  The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company had no customers with accounts receivable balances greater than 10% at December 31, 1998. The Company had significant accounts receivable balances due from two customers, individually representing 28% and 18% of total accounts receivable, at December 31, 1999.

  Currently, the Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

  The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

NOTE 4--BUSINESS COMBINATIONS:

 Pooling of interests combination

  In June 1999, the Company acquired Public Port, Inc. ("Public Port"), a company that designs and develops subscriber management systems. Under the terms of the agreement, the Company issued 169 shares of its common stock for all of the outstanding stock of Public Port. The transaction was accounted for as a pooling of interests. The historical results of operations and financial position of Public Port have not been significant in relation to the Company. As such, historical results of the Company have not been restated for this acquisition.

 Purchase combination

  In November 1999, the Company acquired all of the outstanding options to purchase common stock and common stock of Vintel Communications, Inc. ("Vintel") for a total purchase price of $4,780, which consisted of $500 cash, 41 options to purchase shares of the Company's common stock and 116 shares of the Company's common stock and related expenses. Vintel was incorporated in March 1999 and is a networking company that specialized in developing high-performance integrated service routers. The acquisition was accounted for as a purchase and the results of operations of Vintel have been included in the consolidated financial statements from the date of acquisition.

  The allocation of the purchase price was based on the estimated fair value of the assets less liabilities at the date of the acquisition of $354, goodwill and acquired workforce of $1,446 and $380, respectively, and in-process research and development of $2,600. The amount allocated to the purchased in-process technology was determined based on an appraisal completed by an independent third party using established valuation techniques and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The product percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process product from Vintel to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

  The following unaudited pro forma financial information reflects the results of operations for the year ended December 31, 1999, as if the acquisition of Vintel had occurred on January 1, 1999. The pro forma results exclude the $2,600 nonrecurring write-off of in-process research and development.

      Revenue....................................................... $ 27,807
      Net loss attributable to common stockholders.................. $ (9,546)
      Net loss per share attributable to common stockholders, basic and diluted.................................................. $  (0.88)

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 5--INVESTMENTS:

  The Company had no investments at December 31, 1998. The cost of short-term investments approximated the fair value and the amount of unrealized gains or losses was not significant at December 31, 1999. Short-term investments consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
       Certificate of deposits................................ $   --   $ 3,095
       Corporate bonds........................................     --    15,736
                                                               -------  -------
                                                               $   --   $18,831
                                                               =======  =======

NOTE 6--BALANCE SHEET COMPONENTS:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
       Inventories
         Finished goods....................................... $ 1,856  $ 6,731
         Work in process......................................   1,616      --
         Raw material.........................................     315    1,670
                                                               -------  -------
                                                               $ 3,787  $ 8,401
                                                               =======  =======
                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
       Property and equipment
         Office equipment..................................... $   519  $   631
         Computers and software...............................   1,143    2,661
         Test equipment.......................................     860    1,795
         Leasehold improvements...............................     454      469
                                                               -------  -------
                                                                 2,976    5,556
         Less: accumulated depreciation and amortization......  (1,186)  (2,080)
                                                               -------  -------
                                                               $ 1,790  $ 3,476
                                                               =======  =======
                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
       Accrued liabilities
         Compensation......................................... $   936  $ 1,488
         Accrued offering costs...............................     340      --
         Customer deposit.....................................     --     1,000
         Other................................................     482    1,063
                                                               -------  -------
                                                               $ 1,758  $ 3,551
                                                               =======  =======

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 7--LINES OF CREDIT:

  The Company entered into a credit facility for up to $7,500 with a lending institution in December 1998. The credit facility is composed of two revolvers: a formula revolver of up to the lesser of $3,000 or 85% of qualifying accounts receivable and a non-formula revolver up to $4,500. The credit facility requires a minimum monthly interest payment of $10. The term of the credit facility is eighteen months and is renewable for additional terms of one year unless 60 days' written notice is given by either party. The loans under this credit facility are collateralized by substantially all assets of the Company. This agreement prohibits the payment of dividends. The Company granted the lending institution a warrant to purchase 55 shares of the Company's common stock at an exercise price of $14.00 per share on December 21, 1998. The warrant is exercisable for 5 years from the date of issuance and has been valued using the Black-Scholes method.

  On December 18, 1999, the lending institution completed a cashless exercise of its warrant to purchase the Company's common stock, resulting in the issuance of 37 shares of common stock.

  Amounts outstanding under lines of credit are as follows:

                                                                 December 31,
                                                                --------------
                                                                 1998    1999
                                                                ------- ------
      Lending institution credit facility; non-formula
       revolver of $4,500, interest at prime plus 3.5% (12% at
       December 31, 1999).....................................  $ 4,262 $1,529
      Lending institution credit facility; the lower of $3,000
       or 85% of qualifying accounts receivable; interest at
       prime plus 2%..........................................      --     --
                                                                ------- ------
                                                                $ 4,262 $1,529
                                                                ======= ======

NOTE 8--INCOME TAXES:

  The income tax provision for each of 1997, 1998 and 1999 of $1 relates to the state franchise tax fee. The components of the net deferred tax assets as of December 31, 1998 and 1999 are as follows:

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
      Deferred tax assets:
        Net operating loss carryforwards.................... $ 11,171  $ 14,937
        Research and development credit.....................      977     1,599
        Deferred research and development costs.............      402       635
        Deferred revenue....................................    1,035     1,152
        Accruals and reserves...............................      --      1,195
        Other...............................................      686       378
                                                             --------  --------
                                                               14,271    19,896
        Less: valuation allowance...........................  (14,271)  (19,896)
                                                             --------  --------
      Net deferred tax assets............................... $    --   $    --
                                                             ========  ========

  Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax assets.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


  At December 31, 1999, the Company has approximately $39,530 in federal and $8,900 in state net operating losses, or NOL carryforwards to reduce future taxable income. At December 31, 1999, the Company also has research and experimentation tax credit carryforwards of approximately $923 and $676 for federal and state income tax purposes, respectively. The NOL and credit carryforwards expire in 2000 to 2019.

  NOL carryforwards of $7,000 and $2,000 for federal and state income tax purposes, respectively, are subject to annual limitations due to a change in ownership as defined under the Tax Reform Act of 1986.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

 Lease obligations

  The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire through 2002. On March 3, 1998, the Company extended its existing lease for its headquarters location for three years beginning June 1, 1998 to May 31, 2001. During December 1998, the Company leased additional space under the same terms. The additional lease contains an option to extend for an additional two years at a rate to be determined. In connection with the business combinations in 1999, the Company assumed operating leases which expire in April and December 2001.

  Minimum future lease payments under operating leases at December 31, 1999 are as follows:

      2000................................................................. $399
      2001.................................................................  219
      2002.................................................................   14
                                                                            ----
                                                                            $632
                                                                            ====

  Rent expense for the years ended December 31, 1997, 1998 and 1999 was $267, $314 and $369, respectively.

 Royalty obligation

  The Company has acquired the rights, title, and interests in two patents from a founder and stockholder of the Company. These two patents give the Company exclusive control of the Balun technology required in the Company's products. Under the previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2.5 million as a lump sum payment for all its future royalty obligations. This payment is included in other assets at December 31, 1999. The Company is amortizing the amount ratably over five years. This period represents the estimated useful life of the patented technology. Amortization expense for the year ended December 31, 1999 was $458.

  For 1998, the royalty fees based on 1% of net sales were approximately $100.

 Contingencies

  The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 10--PREFERRED STOCK:

  Convertible preferred stock and redeemable convertible preferred stock at December 31, 1998 was composed of the following, (in thousands):

                                          Shares
                                  ---------------------- Liquidation Redemption
                                  Authorized Outstanding   Amount      Amount
                                  ---------- ----------- ----------- ----------
Convertible preferred stock
  Series A......................      500         500      $     2    $     2
  Series B......................       89          89          199        199
  Series C......................      750         509        1,366      1,366
Redeemable convertible preferred
 stock
  Series D......................    1,718       1,493        7,160      7,160
  Series E......................    1,313       1,306        7,591      7,591
  Series F......................    2,500       2,306       13,121     13,121
  Series G......................    2,000       1,250       16,023     16,023
  Undesignated..................      380         --           --         --
                                    -----       -----      -------    -------
                                    9,250       7,453      $45,462    $45,462
                                    =====       =====      =======    =======

  On January 29, 1999, the Company completed its initial public offering of common stock. Simultaneously with the closing of the initial public offering, all issued and outstanding shares of the Company's convertible preferred stock and redeemable convertible preferred shares were automatically converted into shares of common stock.

 Warrants for Series G Mandatorily Redeemable Convertible Preferred Stock

  In connection with the issuance of Series G, in 1998 the Company issued warrants to purchase 667 shares of Series G with an exercise price of $10.00 per share. In January 1999, prior to the public offering, these warrants were exercised, resulting in the issuance of 667 shares of Series G in exchange for cash proceeds totaling $6.7 million.

NOTE 11--STOCKHOLDERS' EQUITY

 Stock split

  In September 1998, in connection with the Company's reincorporation from California to Delaware, the Company effected a four for one reverse split of its common and preferred stock. All share data and stock option plan information have been restated to reflect the reverse split and the reincorporation.

 Stock option plans

  In November 1993, the Company adopted the 1992 Stock Plan (the "1992 Plan"), under which the Company may grant both incentive stock options and nonstatutory stock options to employees, consultants and directors. Options issued under the 1992 Plan can have an exercise price of no less than 85% of the fair market value, as defined under the 1992 Plan, of the stock at the date of grant. The 1992 Plan allows for the issuance of a maximum of 750 shares of the Company's common stock. In January 1997, the 1992 Plan was amended to increase the maximum number of shares that may be issued to 1,250. In March 1998, the 1992 Plan was amended to increase the maximum number of shares that may be issued to 1,438. This number of shares of

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

common stock has been reserved for issuance under the 1992 Plan. Generally, stock options are granted with vesting periods of four years and have an expiration date of ten years from the date of grant.

  The Company's 1998 Stock Plan (the "1998 Plan") was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998 and has rights and privileges similar to the 1992 Plan. The 1998 Plan allows for issuance of 1,000 shares of common stock with annual increases starting in 2000, subject to certain limitations.

  The Company's 1999 Nonstatutory Stock Option Plan (the "1999 Plan") was adopted by the Board of Directors in December 1999. The 1999 Plan allows for the issuance of 1,000 shares of common stock. The 1999 Plan has rights and privileges similar to the 1998 Plan.

  Activity under the 1992, 1998 and 1999 Plans are summarized as follows:

                                                        Outstanding Options
                                             -----------------------------------------
                                                                              Weighted
                          Shares                                              Average
                         Available  Options  Number of    Price     Aggregate Exercise
                         For Grant Exercised  Shares    Per Share     Price    Price
                         --------- --------- --------- ------------ --------- --------
Balance, January 1,
 1997...................     147      152        451   $0.28-$ 0.52  $   179   $ 0.40
Options authorized......     500      --         --             --       --       --
Options granted.........    (389)     --         389    0.52-  2.00      254     0.65
Options exercised.......     --        56        (56)   0.36-  0.48      (21)    0.38
Options terminated......      59      --         (59)   0.36-  0.52      (27)    0.46
                           -----      ---      -----                 -------
Balance, December 31,
 1997...................     317      208        725    0.28-  2.00      385     0.53
Options authorized......     188      --         --             --       --       --
Options authorized......   1,000      --         --             --       --       --
Options granted.........    (414)     --         414    2.00- 15.00    2,822     6.82
Options exercised.......     --       129       (129)   0.36-  2.40      (63)    0.49
Options terminated......       5      --          (5)          0.52       (3)    0.52
                           -----      ---      -----                 -------
Balance, December 31,
 1998...................   1,096      337      1,005    0.28- 15.00    3,141     3.13
Options authorized......   1,000      --         --             --       --       --
Options granted.........    (849)     --         849    1.85- 53.63   22,346    26.35
Options exercised.......     --       268       (268)   0.36- 15.00     (508)    1.89
Options terminated......      30      --        (139)   0.48- 46.63   (1,957)   14.09
Available options
 cancelled from 1992
 Plan...................     (10)     --         --             --       --       --
                           -----      ---      -----                 -------
Balance, December 31,
 1999...................   1,267      605      1,447   $0.28-$46.63  $23,022   $15.92
                           =====      ===      =====                 =======

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

  The following table summarizes information about stock options outstanding at December 31, 1999:

               Options Outstanding                      Options Exercisable
----------------------------------------------------   -----------------------
                               Weighted
                                Average
                               Remaining    Weighted                 Weighted
  Range of                    Contractual   Average                  Average
  Exercise        Number         Life       Exercise     Number      Exercise
   Prices       Outstanding     (years)      Price     Exercisable    Price
  --------      -----------   -----------   --------   -----------   --------
$ 0.36-$ 0.52       340          6.00        $ 0.45        230        $ 0.41
$ 1.85-$ 2.40       214          8.50        $ 2.24        108        $ 2.18
$ 3.60-$ 3.60        18          8.10        $ 3.60          7        $ 3.60
$ 8.00-$12.00        76          8.40        $10.44         24        $10.15
$15.00-$15.00       106          9.00        $15.00         10        $15.00
$22.94-$27.06       507          9.60        $23.59        --         $  --
$38.88-$45.00       170          9.50        $43.77        --         $  --
$46.63-$51.38        15          9.50        $48.75        --         $  --

  In addition to the 1992, 1998 and 1999 Plans, the Company granted an option to purchase 6 shares at $2.24. These options were exercised in 1997.

  In connection with the grant of options for the purchase of 356 shares of common stock to employees during the period from December 1997 through June 1998, the Company recorded aggregate deferred compensation of $1,820 representing the difference between the deemed fair value of the common stock and the option exercise price at date of grant. This deferred compensation will be amortized over the vesting period relating to these options. Accordingly, the Company amortized $393 and $455 for the years ended December 31, 1998 and 1999, respectively.

  The Company uses the Black-Scholes method to value options granted to consultants. The total estimated fair value of these grants during the periods presented was not significant and was expensed over the applicable vesting periods.

  At December 31, 1997, 1998 and 1999, vested options to purchase 288, 385 and 379 shares of common stock, respectively were unexercised. The weighted average exercise price of these options was $0.36, $0.65 and $1.96 per share for 1997, 1998 and 1999, respectively.

 Employee Stock Purchase Plan

  The Company's 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998. Under the 1998 Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 15% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the first or last trading day on or after May 1 and November 1 and end on the last trading day of the period six (6) months later. At December 31, 1998, the Company has reserved 250 shares of common stock for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan is subject to annual increases, subject to certain limitations.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


 Pro forma stock-based compensation

  The following information concerning the Company's stock option plan is provided in accordance with SFAS 123. The Company accounts for the Plan in accordance with APB No. 25 and related Interpretations. Had compensation expense for the stock option plans and the employee stock purchase plan been determined based on the fair value at the grant date for awards granted in 1997, 1998 and 1999, consistent with the provisions of SFAS 123, the pro forma net loss would have been reported as follows:

                                                    1997      1998      1999
                                                  --------  --------  --------
Net loss attributable to common stockholders--as
 reported.......................................  $(10,784) $(16,331) $(11,969)
Net loss attributable to common stockholders--
 pro forma......................................   (10,798)  (16,496)  (13,602)
Net loss per share attributable to common
 stockholders--as reported......................    (59.36)   (60.62)    (1.12)
Net loss per share attributable to common
 stockholders--pro forma........................    (59.44)   (61.24)    (1.27)

  Prior to the Company's initial public offering, the fair value for each option grant was determined using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes method. Weighted average assumptions used in determining the fair value for grants in 1997, 1998 and 1999 include risk-free interest rates of 6.7%, 5.4% and 5.6%, respectively, and an expected life of 4 years each. Volatility and dividend yields are not factors in the Company's minimum value calculation. Using the Black-Scholes method, volatility was 90% and no dividend yield was assumed as the Company has not paid dividends and has no intention to do so.

  The weighted average fair value of options granted in 1997, 1998 and 1999 was $0.12, $2.13 and $17.74 per share, respectively.

  The Company has also estimated the fair value for the purchase rights issued in 1999 under the 1998 Purchase Plan, using the Black-Scholes method with the following weighted average assumptions: risk free interest rate of 4.7%, an expected life of 0.5 years, volatility of 90% and no dividend yield.

NOTE 12--401(k) PLAN:

  In April 1995, the Company adopted the Tut Systems' Inc. 401(k) Plan (the "401(k) Plan") covering all eligible employees. Contributions are limited to 15% of each employee's annual compensation. Contributions to the 401(k) Plan by the Company are discretionary. The Company did not make any contributions for the years ended December 31, 1997, 1998 and 1999.

NOTE 13--SEGMENT INFORMATION:

  The Company currently targets its sales efforts to both public and private network providers and users across four related market segments. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

                                                          1997    1998    1999
                                                         ------- ------- -------
United States........................................... $ 5,236 $ 8,601 $18,825
Canada..................................................     --      --    2,779
All other countries.....................................     985   1,954   6,203
                                                         ------- ------- -------
                                                         $ 6,221 $10,555 $27,807
                                                         ======= ======= =======

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)


  The Company was able to determine revenue by country in 1999. In prior years, the Company was only able to determine revenue breakdown between the United States and all other countries.

  It is impracticable for the Company to compute product revenues by product type for the years ended December 31, 1997, 1998 and 1999.

  Two customers accounted for 14% and 12%, respectively, of the Company's revenue for the year ended December 31, 1997. One customer accounted for 10% of the Company's revenue for the year ended December 31, 1998. Two customers accounted for 12% and 10%, respectively, of the Company's revenue for the year ended December 31, 1999.

NOTE 14--SUBSEQUENT EVENTS:

(a) In November 1999, the Company entered into a definitive merger agreement with FreeGate Corporation, in which the stockholders of FreeGate Corporation receive common stock of the Company in exchange for all outstanding shares of preferred stock, common stock, shares issuable under common stock options, and shares issuable under warrants for common stock and preferred stock. The acquisition was consummated on February 14, 2000 and will be accounted for as a purchase business combination. The total purchase price of $24.7 million consisted of 511 shares of common stock, approximately 20 options to acquire common stock and acquisition related expenses, consisting primarily of investment advisory, legal and other professional fees.

(b) One World.

   In February 2000, the Company signed a definitive agreement to acquire certain assets of OneWorld for approximately $2.3 million in cash. This transaction will be treated as a purchase for accounting purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Directors and Executive Officers

  Our directors and executive officers as of February 22, 2000 are as follows:

Name                     Age                             Position
----                     ---                             --------
Salvatore D'Auria.......  44 President, Chief Executive Officer and Chairman of the Board
Sanford Benett..........  51 Chief Operating Officer
Matthew Taylor..........  40 Chief Technical Officer and Director
Nelson Caldwell.........  43 Vice President of Finance, Chief Financial Officer and Secretary
Allen Purdy.............  50 Vice President of Sales
Thomas Warner...........  43 Vice President of Engineering
Craig Bender............  57 Vice President of Market Development
Avi Caspi...............  48 Vice President of Operations
Clifford H. Higgerson...  60 Director
Saul Rosenzweig(1)......  74 Director
David Spreng(1).........  38 Director
George M. Middlemas.....  53 Director
Brion Applegate(2)......  46 Director
Roger Moore(2)..........  58 Director
Neal Douglas(2).........  41 Director

--------
(1) Member of the audit committee.
(2)Member of the compensation committee.

  Salvatore D'Auria has served as President, Chief Executive Officer and a director since August 1994. Since January 2000, Mr. D'Auria has served as Chairman of the Board of Directors. He served as our Chief Operating Officer from May 1994 to August 1994. From August 1993 to May 1994, Mr. D'Auria performed various consulting services for networking software companies.
Mr. D'Auria joined Central Point Software in October 1989 as Director of Product Marketing and was appointed as Vice President of Marketing in April 1990, and held various Vice President positions until August 1993. From 1980 to 1989, Mr. D'Auria served in various marketing and management positions at Hewlett- Packard. Mr. D'Auria holds a B.S. in Physics from Clarkson University.

  Sanford Benett has served as our Chief Operating Officer since February 2000. Mr. Benett served as President and Chief Operating Officer of FreeGate Corporation from June 1999 until February 2000. He also served as Vice President of Engineering of FreeGate from December 1998 until June 1999. From December 1997 to December 1998, Mr. Benett worked as an independent consultant. Mr. Benett also served as Vice President and General Manager of the Newton Business Division of Apple Computer from June 1995 until December 1997. He also served as Director of Software Engineering in the Newton Business Division from January 1994 until June 1995. Prior to that time he held various positions at GO Corporation, Datacopy/Xerox, TransImage Corporation, Tandem Computers and the Mitre Corporation. Mr. Benett holds a B.S. in Mathematics and an M.S. in Computer Science from the University of Maryland.

  Matthew Taylor is a co-founder of Tut Systems and has served as our Chief Technical Officer since August 1994 and as one of our directors since July 1993. From August 1994 to January 2000, Mr. Taylor was Chairman of the Board of Directors and Secretary. From April 1989 to August 1994, Mr. Taylor was President and Chief Executive Officer of Tut Systems. Prior to that time, Mr. Taylor was the Vice President of Engineering and a co-founder of Alameda Instruments, Inc., a semiconductor equipment company, from 1987 to 1989. Mr. Taylor holds a B.S. in Biology and an M.S. in Engineering Science from the University of California at Berkeley.

  Nelson Caldwell has served as our Vice President of Finance and Chief Financial Officer since June 1997. Since January 2000, Mr. Caldwell has served as Secretary. From May 1995 to May 1997, Mr. Caldwell served as Chief Financial Officer and Secretary of Telechips Corporation, a computer telephony device company. Mr. Caldwell also served as the interim President and Chief Executive Officer and a director of Telechips from February 1997 to May 1997. Telechips filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code on June 30, 1997. Prior to that time, Mr. Caldwell held various positions at Coopers & Lybrand L.L.P. from June 1989 through April 1995, most recently as Manager in the Business Assurance practice. Mr. Caldwell holds a B.S. in Business Administration from California State University, Chico, and is a Certified Public Accountant.

  Allen Purdy has served as our Vice President of Sales since January 1997. From November 1992 to January 1997, Mr. Purdy was Regional Sales Manager and, most recently, Director of Sales of Applied Digital Access, Inc., a provider of network management and testing equipment for the telecommunications industry, and was a Regional Sales Manager with TeleSciences, Inc. from June 1989 to November 1992. Mr. Purdy holds a B.S. in Industrial Engineering from Rutgers University and an M.B.A. from Rider College.

  Thomas Warner has served as our Vice President of Engineering since February 1997. Prior to that time, Mr. Warner served in various positions at Ericsson Fiber Access, a division of Ericsson Inc. from March 1990 through February 1997, most recently as Vice President of Systems Management. Mr. Warner holds a B.S.E.E. from the University of Illinois at Champaign-Urbana.

  Craig Bender has served as our Vice President of Market Development since June 1997. Prior to that time, Mr. Bender was with Integrated Network Corporation where he served as Vice President of Marketing from 1988 to 1992, as Vice President of International Business Development from 1992 to 1996 and as Vice President of INC's DAGAZ division until 1997. Mr. Bender holds a B.S.E.E. from Syracuse University, an M.S.E.E. from the University of California at Los Angeles and an AT&T-sponsored Executive M.B.A. from Pace University.

  Avi Caspi has served as our Vice President of Operations since November 1999. From June 1999 until November 1999, Mr. Caspi worked as an independent consultant, and from February 1998 to June 1999, he was Vice President of Operations for Netro Corporation, a wireless equipment company. From November 1997 to February 1998, he worked as an independent consultant. Mr. Caspi was Vice President of Quality and Director of Manufacturing Operations for Packard Bell NEC from November 1991 to November 1997. Prior to that time, he held various positions with Alps Electrics, Allegretti & Company and Rain Bird Corporation. Mr. Caspi holds an M.B.A. from Pepperdine University, an M.S. in Industrial and Systems Engineering from the University of Southern California, a B.S. in Industrial Engineering from California State Polytechnic University and a B.S. in Practical Mechanical Engineering from ORT Tel-Aviv Technical Institute in Israel.

  Clifford H. Higgerson has served as one of our directors since July 1993. Since 1991, Mr. Higgerson has been a general partner of Vanguard Venture Partners, a venture capital firm specializing in high technology start-ups. Since 1987, Mr. Higgerson has also been a partner of Communications Ventures, Inc. Mr. Higgerson also is a director of Advanced Fibre Communications, Ciena Corporation, a manufacturer of multiplexing systems, and Digital Microwave Corporation. Mr. Higgerson earned his B.S. in Electrical Engineering from the University of Illinois and an M.B.A. in Finance from the University of California at Berkeley.

  Saul Rosenzweig has served as one of our directors since July 1993. Mr. Rosenzweig has been a general partner of Rosetree Partners, a venture investing group, since 1982. He has also served as President and Chief Executive Officer of Snap Software from 1994 to 1996, and as President of RZGroup, Inc., a communications management firm, since 1981. Mr. Rosenzweig holds B.S. degrees in Naval Science and in Industrial Management from Georgia Institute of Technology.

  David Spreng has served as one of our directors since February 1994. Mr. Spreng has served as the Managing General Partner of Crescendo Venture Management, LLC since September 1998. Mr. Spreng served as President of IAI Ventures, Inc. from March 1996 to September 1998 and served in various capacities at Investment Advisers, Inc. since 1989. Mr. Spreng is also a director of GalaGen, Inc., a pharmaceutical company, and PACE Health Management. Mr. Spreng holds a B.S. in Finance and Accounting from the University of Minnesota.

  George M. Middlemas has served as one of our directors since April 1995. Mr. Middlemas has been Managing General Partner of Apex Partners, a venture capital firm, since 1991. Prior to that time, Mr. Middlemas served as Vice President and principal with Inco Venture Capital Management, and a vice president and member of the investment committee of Citicorp Venture Capital. Mr. Middlemas also serves on the Boards of Directors of Pure Cycle Corporation, a water and water recycling technology company, Online Resources & Communications Corporation, a provider of electronic commerce solutions, Data Critical Corporation, a provider of wireless communication and information systems which allow access to critical health information, and Qorus.com, Inc., a provider of value-added Internet protocol-based communications solutions. Mr. Middlemas holds an M.B.A from Harvard University, an M.A. in Political Science from the University of Pittsburgh and a B.A. in History and Political Science from The Pennsylvania State University.

  Brion Applegate has served as one of our directors since August 1996. Mr. Applegate was a co-founder of Spectrum Equity Investors and has served as a Managing General Partner since February 1993. Prior to that time, he was a General Partner of funds managed by Burr, Egan, Deleage & Co., a venture capital firm, from 1982 to 1993. Since August 1998, Mr. Applegate has been a director of Network Access Solutions, a provider of digital subscriber line-enabled networking solutions for businesses. Mr. Applegate holds a B.A. in Liberal Arts from Colgate University and an M.B.A. from Harvard University.

  Roger Moore has served as one of our directors since March 1997. Mr. Moore has served as President and Chief Executive Officer of Illuminet, Inc., a provider of network, database and billing services to the communications industry, since October 1998, and as a director of Illuminet since July 1998. Mr. Moore also served as President and Chief Executive Officer of Illuminet from January 1996 to August 1998. From September 1998 to October 1998, Mr. Moore served as President, Chief Executive Officer and a director of VINA Technologies, Inc., a telecommunications equipment company. From November 1985 to December 1995, Mr. Moore served in various executive capacities at Northern Telecom Ltd., including Vice President, Major Accounts and President, Northern Telecom Japan. Mr. Moore holds a B.S. in General Science from Virginia Polytechnic Institute and State University.

  Neal Douglas has served as one of our directors since December 1997. Since December 1999, he has been a Managing General Partner of Spectrum Equity Investors, and since January 1993, he has been a General Partner of AT&T Ventures, a venture capital firm. From May 1989 to January 1993, Mr. Douglas was a partner of New Enterprise Associates, a venture capital firm. Additionally, he was a Member of the Technical Staff at Bell Laboratories. He also serves as a director of Cellnet Data Systems, Inc., a provider of fixed network wireless information services, FVC.COM, Inc., an Internet video applications company, Netro Corporation, a provider of wireless networking equipment, Software.com, a provider of Internet messaging services, and several privately held companies. Mr. Douglas holds a B.S. in Electrical Engineering from Cornell University, an M.S. in Electrical Engineering from Stanford University, and an M.B.A from the University of California at Los Angeles.

  Our executive officers are appointed by the board of directors and serve until their successors are elected or appointed.

  There are no family relationships among any of our directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

  Summary Compensation Table. The following table sets forth the compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers for services to us in all capacities during each of the years ended December 31, 1999, 1998, and 1997:

                           Summary Compensation Table

                                                            Long Term
                                                           Compensation
                                                              Awards
                                                           ------------
                                  Annual Compensation       Securities
                              ----------------------------  Underlying   All other
                         Year  Salary   Bonus   Other(/1/)   Options    Compensation
                         ---- -------- -------- ---------- ------------ ------------
Salvatore D'Auria....... 1999 $224,230 $286,721    --        $125,000         --
                         1998  187,500  110,000    --          75,000     $18,230(/2/)
                         1997  138,803   12,500    --             --       31,250(/2/)
Matthew Taylor.......... 1999  151,891   37,625    --           5,000         --
                         1998  149,808   35,100    --          12,500         --
                         1997  145,986   16,875    --             --          --
Allen Purdy............. 1999  142,308   96,668    --          15,000         --
                         1998  138,962   71,875    --          12,500         --
                         1997  113,096   70,837    --          56,250         --
Nelson Caldwell......... 1999  142,846   46,188    --          30,000         --
                         1998  118,442   31,625    --          12,500         --
                         1997   52,489   14,771    --          37,500         --
Thomas Warner........... 1999  140,000   35,438    --           2,000         --
                         1998  140,000   25,875    --          13,750         --
                         1997  111,211   22,563    --          70,000         --
Nicholas Berberi........ 1999  141,037   19,750    --             --          --
                         1998  129,600   16,900    --           5,000         --
                         1997  115,943   16,715    --           6,250         --

--------
(1) Other annual compensation in the form of perquisite and other personal benefits, securities or property has been omitted in those cases where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus for the executive officer.

(2) Represents the principal portion of certain indebtedness between the Company and Mr. D'Auria which was forgiven during each of 1998 and 1997 pursuant to a loan agreement and secured promissory note for an aggregate of $125,000. The loan did not bear interest. Pursuant to the loan agreement, we forgave 25% of the principal amount of the loan each year.The loan has been discharged in full.

  Stock Option Information. The following table sets forth certain information for the year ended December 31, 1999 with respect to each grant of stock options to our Chief Executive Officer and our four other most highly compensated executive officers:

               Option Grants During Year Ended December 31, 1999

                                                                    Potential Realizable
                                    Percent of                        Value at Assumed
                         Number of    Total                         Annual Rates of Stock
                         Securities  Options                         Price Appreciation
                         Underlying Granted to Exercise              for Option Term(4)
                          Options   Employees  Price per Expiration ---------------------
                         Granted(1) in 1999(2) Share(3)     Date        5%        10%
                         ---------- ---------- --------- ---------- ---------- ----------
Salvatore D'Auria.......  125,000      14.7%    $22.94    8/10/09   $1,803,355 $4,570,057
Matthew Taylor..........    5,000       0.6%     15.00    1/26/09       47,167    119,531
Allen Purdy.............    5,000       0.6%     15.00    1/26/09       47,167    119,531
                           10,000       1.2%     22.94    8/10/09      144,268    365,605
Nelson Caldwell.........    5,000       0.6%     15.00    1/26/09       47,167    119,531
                           25,000       2.9%     22.94    8/10/09      360,671    914,011
Thomas Warner...........    2,000       0.2%     15.00    1/26/09       18,867     47,812

--------
(1) The options granted to Messrs. D'Auria, Taylor, Warner, Purdy and Caldwell vest as to one-fourth of the shares after one year and thereafter as to 1/48th of the shares for each month which expires from the date of grant.

(2) In 1999 the Company granted employees, consultants and directors options to purchase an aggregate of 848,900 shares of our common stock.

(3) The exercise price per share of each option was equal to the fair value of our common stock based on the closing price per share of our common stock as quoted on the Nasdaq National Market on the trading day prior to the date of grant.

(4) In accordance with the rules of the Securities and Exchange Commission, shown are the gains or "options spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future prices of our common stock.

  Aggregate Option Exercises and Option Values. The following table sets forth information with respect to our Chief Executive Officer and our four other most highly compensated executive officers concerning option exercises for the fiscal year ended December 31, 1999 and exercisable and unexercisable options held as of December 31, 1999:

         Aggregate Option Exercises in 1999 and Year-End Option Values

                                                      Number of
                                                Securities Underlying     Value of Unexercised
                          Number of            Unexercised Options at    In-the-Money Options at
                           Shares                 December 31, 1999         December 31, 1999
                          Acquired    Value   ------------------------- -------------------------
                         on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
                         ----------- -------- ----------- ------------- ----------- -------------
Salvatore D'Auria.......   33,750    $776,189  $178,576     $165,625    $9,576,138   $8,881,641
Matthew Taylor..........      --          --      5,729       11,771       307,218      631,220
Allen Purdy.............   31,300     998,648    15,444       37,006       828,185    1,984,447
Nelson Caldwell.........    6,477     119,586    10,969       51,356       588,213    2,753,966
Thomas Warner...........   22,968     597,624     6,693       29,865       358,912    1,601,511

--------
(1) The fair market value of our common stock based on the closing price of our common stock as quoted on the Nasdaq National Market on December 31, 1999 was $53.63 per share.

Employee Contracts and Change in Control

  We currently have employment and non-competition agreements with Sandy Benett, our Chief Operating Officer, which became effective February 14, 2000. Pursuant to this employment agreement, and actions of the Compensation Committee of the Board of Directors, Mr. Benett is employed by us as our Chief Operating Officer, upon the closing of our acquisition of FreeGate Corporation on February 14, 2000, at an annual salary of $175,000 per year and in addition, is entitled to bonus compensation in the amount of up to $87,500 per year and other bonus or incentive compensation payments as our Board of Directors may determine from time to time, as well as employee benefits we generally provide to our employees. Mr. Benett was also granted options to purchase 200,000 shares of our common stock. Pursuant to the non-competition agreement, Mr. Benett shall not compete with us or solicit away any of our employees from the effective date of the agreement until 18 months following the closing of the FreeGate acquisition on February 14, 2000.

  We currently have no "change-of-control" agreements with any of our officers.

Director Compensation

  Our directors currently receive no cash fees for services provided in that capacity but are reimbursed for out-of-pocket expenses they incur in connection with their attendance at meetings of our Board of Directors. In addition, in the past, we have granted certain of our directors stock options for their service on our Board. We do not intend to pay cash fees for the services of our Board members in the immediate future, nor to provide for the automatic grant of stock options to our directors. However, our directors are eligible to receive discretionary option grants pursuant to our 1998 Stock Plan and our employee directors are also eligible to participate in our 1998 Employee Stock Purchase Plan.

Compensation Committee Interlocks and Insider Participation

  The members of our Compensation Committee of our Board of Directors are Messrs. Applegate, Douglas and Moore. None of the members of our Compensation Committee is currently or has been, at any time since our formation as a company, one of our officers or employees. During 1999, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as one of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of December 31, 1999 certain information with respect to the beneficial ownership of our common stock as to:

  . each person known by us to own beneficially more than 5% of the outstanding shares of our common stock;

  . our President and each of our four other most highly compensated executive officers;

  .  each of our directors; and

  .  all of our directors and executive officers as a group.

  Except as otherwise indicated, and subject to applicable community property laws, the persons named below have sole voting and investment power with respect to all shares of common stock held by them.

  Applicable percentage ownership in the table is based on 11,940,610 shares of common stock outstanding as of December 31, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days of December 31, 1999 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. If any shares are issued upon exercise of options, warrants or other rights to acquire our capital stock that are presently outstanding or granted in the future or reserved for future issuance under our stock plans, there will be further dilution to new public investors.

  Unless otherwise indicated below, each person or entity named below has an address in care of our principal executive offices.

                                                       Shares Beneficially
                                                              Owned
                                                      Prior to the Offering
                                                      ---------------------
Beneficial Owner                                        Number       Percent
----------------                                        ------       -------
5% Beneficial Owners
Microsoft Corporation (1)............................     1,083,503       9.1%
Vanguard IV, L.P. (2)................................       658,591       5.5%
Officers and Directors
Clifford H. Higgerson (3)............................       658,591       5.5%
George Middlemas (4).................................       313,826       2.6%
Neal Douglas (5).....................................       312,500       2.6%
Salvatore D'Auria (6)................................       207,583       1.7%
Matthew Taylor (7)...................................       188,612       1.6%
Saul Rosenzweig (8)..................................        79,913         *
Thomas Warner (9)....................................        47,416         *
Nelson Caldwell (10).................................        25,683         *
Allen Purdy (11).....................................        20,686         *
Roger Moore (12).....................................         8,083         *
Brion Applegate......................................           955         *
David Spreng.........................................            --        --
All officers and directors as a group (15 persons)
 (13)................................................     1,893,941      15.5%

--------
  * Less than 1%.
 (1) The address of record for Microsoft Corporation is One Microsoft Way, Building 8, Redmond, WA 98502-6399.
 (2) The address of record for Vanguard IV, L.P. is 555 University Avenue, Palo Alto, CA 94301.

 (3) Consists of 658,591 shares held by Vanguard IV, L.P. Mr. Higgerson is a general partner of Vanguard IV, L.P. Mr. Higgerson disclaims beneficial ownership of these shares except to the extent of his proportional partnership interest therein.
 (4) Includes of 301,731 shares held by Apex Investment Funds. Mr. Middlemas is the Managing General Partner of Apex Investment Funds. Mr. Middlemas disclaims beneficial ownership of these shares except to the extent of his proportional partnership interest therein.
 (5) Consists of 312,500 shares held by AT&T Ventures. Mr. Douglas is a general partner of AT&T Ventures. Mr. Douglas disclaims beneficial ownership of these shares except to the extent of his proportional partnership interest therein.
 (6) Includes 181,701 shares issuable pursuant to options or rights exercisable within 60 days of December 31, 1999.
 (7) Includes 7,604 shares issuable pursuant to options exercisable within 60 days of December 31, 1999.
 (8) Consists of 79,913 shares held by Rosetree Partners General Partnership. Mr. Rosenzweig is a general partner of Rosetree Partners General Partnership. Mr. Rosenzweig disclaims beneficial ownership of these shares except to the extent of his proportional partnership interest therein.
 (9) Includes 10,724 shares issuable pursuant to options exercisable within 60 days of December 31, 1999.
(10) Includes 14,408 shares issuable pursuant to options exercisable within 60 days of December 31, 1999.
(11) Includes 19,662 shares issuable pursuant to options exercisable within 60 days of December 31, 1999.
(12) Includes 7,083 shares issuable pursuant to options exercisable within 60 days of December 31, 1999.
(13) Includes an aggregate of 250,485 shares issuable pursuant to options exercisable within 60 days of December 31, 1999. Also includes an aggregate of 301,731 shares held by Apex Investment Funds, of which George Middlemas, our director, is Managing General Partner, 658,591 shares held by Vanguard IV, L.P. and 312,500 shares held by AT&T Ventures, of which Neal Douglas, our director, is a general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  As part of our acquisition of FreeGate Corporation, completed on February 14, 2000, we assumed a note receivable from Sanford Benett, our Chief Operating Officer, in the amount of $143,453, bearing interest at 7% per annum and due upon the earlier of the sale of our common stock received by Mr. Benett as part of the acquisition or December 2003.

  During 1999, we granted options to certain of our executive officers. We intend to grant options to our executive officers and directors in the future.

  We have entered into indemnification agreements with our executive officers, directors and certain significant employees containing provisions that are in some respects broader than the specific indemnification provisions contained in the General Corporation Law of Delaware. These agreements provide, among other things, for indemnification of the executive officers, directors and certain significant employees in proceedings brought by third parties and in stockholder derivative suits. Each agreement also provides for advancement of expenses to the indemnified party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
     FORM 8-K

  (a)

  1. Financial Statements

  The following documents are filed as part of this Annual Report on Form 10-K:

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  32
Consolidated Balance Sheets as of December 31, 1998 and 1999.............  33
Consolidated Statements of Operations for the years ended December 31,
 1997, 1998, and 1999....................................................  34
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1998, and 1999.......................................  35
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1998 and 1999.....................................................  36
Notes to Consolidated Financial Statements...............................  37

  2. Financial Statements Schedules

  The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

    Schedule II--Valuation and Qualifying Accounts and Reserves

  All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

  3. Exhibits

  The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

  (b) Reports on Form 8-K

  We did not file any Reports of Form 8-K during the fourth quarter ended December 31, 1999.

  (c) Exhibits

  See item 14(a)(3) above.

  (d) Financial Statement Schedules

  See Item 14(a)(2) above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Pleasant Hill, State of California, on the 22nd day of February, 2000.

                                          TUT SYSTEMS, INC.

                                                   /s/ Nelson Caldwell
                                          By: _________________________________
                                              Nelson Caldwell Vice President,
                                              Finance, Chief Financial Officer
                                                       and Secratary

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salvatore D'Auria and Nelson Caldwell, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/  Salvatore D'Auria         Chairman of the Board,        February 22, 2000
____________________________________  President, and Chief
         Salvatore D'Auria            Executive Officer
                                      (Principal Executive
                                      Officer)

       /s/ Nelson Caldwell           Vice President, Finance,      February 22, 2000
____________________________________  Chief Financial Officer and
          Nelson Caldwell             Secretary (Principal
                                      Financial and Accounting
                                      Officer)

        /s/ Matthew Taylor           Chief Technical Officer and   February 22, 2000
____________________________________  Director
           Matthew Taylor

       /s/ Saul Rosenzweig           Director                      February 22, 2000
____________________________________
          Saul Rosenzweig


             Signature                           Title                   Date
             ---------                           -----                   ----

       /s/ George Middlemas          Director                      February 22, 2000
____________________________________
          George Middlemas

         /s/ Roger Moore             Director                      February 22, 2000
____________________________________
            Roger Moore

                               TUT SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                               Addition
                                  Balance at (reductions)            Balance at
                                  Beginning  to Costs and              End of
                                  of Period    Expenses   Write-offs   Period
                                  ---------- ------------ ---------- ----------
Allowance for doubtful accounts
  Year ended December 31, 1997..   $    20      $   14       $ (5)    $    29
  Year ended December 31, 1998..        29         104        (18)        115
  Year ended December 31, 1999..       115         235        (15)        335
Valuation allowance for deferred
 tax assets:
  Year ended December 31, 1997..     5,642       3,339        --        8,981
  Year ended December 31, 1998..     8,981       5,290        --       14,271
  Year ended December 31, 1999..    14,271       5,625        --       19,896
Allowance for excess and
 obsolete inventory
  Year ended December 31, 1997..       --           72        (65)          7
  Year ended December 31, 1998..         7         203        (95)        115
  Year ended December 31, 1999..       115         340        (37)        418

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
   1.1   Form of Underwriting Agreement. (1)
   2.1   Agreement and Plan of Reorganization dated as of October 15, 1999, by and among Tut Systems, Inc., Vintel Acquisition Corp., and Vintel
         Communications, Inc. (4)
   2.2   Agreement and Plan of Reorganization dated as of June 8, 1999, by and among Tut Systems, Inc., Public Port Acquisition Corporation, and
         Public Port, Inc. (3)
   2.3   Agreement and Plan of Reorganization dated as of November 16, 1999, by and among Tut Systems, Inc., Fortress Acquisition Corporation and
         FreeGate Corporation. (5)
   2.4   Asset Purchase Agreement by and between Tut Systems, Inc. and OneWorld
         Systems, Inc. dated as of February 3, 2000.
   2.5   Amendment No. 1 to Asset Purchase Agreement by and between Tut
         Systems, Inc. and OneWorld Systems, Inc. dated as of February 17,
         2000.
   3.1   Restated Certificate of Incorporation of Registrant, as currently in effect. (1)
   3.2   Second Amended and Restated Certificate of Incorporation of
         Registrant. (1)
   3.3   Bylaws of Registrant, as currently in effect. (1)
   4.1   Specimen Common Stock Certificate. (1)
  10.1   1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder. (1)
  10.2   1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase
         Agreement thereunder. (1)
  10.3   1998 Employee Stock Purchase Plan, as amended. (2)
  10.4   1998 Stock Plan Inland Revenue Approved Rules for UK Employees.
  10.5   American Capital Marketing, Inc. 401(k) Plan. (1)
  10.6   Fourth Amended and Restated Shareholders' Rights Agreement, dated
         December 16, 1997, between Registrant and certain stockholders. (1)
  10.7   Lease by and between Pleasant Hill Industrial Park Associates, a
         California Limited Partnership, and Registrant dated April 4, 1995, as amended. (1)
  10.8   Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa
         corporation, doing business as RC Creekside Phase VI and Registrant dated April 25, 1997. (1)
  10.9   Licensing and Cooperative Marketing Agreement between Microsoft
         Corporation and Registrant dated August 27, 1997, as modified and restated on July 30, 1998. (1)
  10.10  Form of Indemnification Agreement entered into between Registrant and each director and officer. (1)
  10.11  Employment Agreement by and between Tut Systems, Inc., FreeGate
         Corporation and Sandy Benett dated as of November 17, 1999.
  10.12  Non-competition Agreement by and between Tut Systems, Inc. FreeGate
         Corporation and Sandy Benett dated as of November 17, 1999.
  10.13  Agreement and General Release between Registrant and And Yet, Inc.
         dated July 31, 1998. (1)
  10.14  Software License Agreement between RouterWare, Inc. and Registrant dated December 16, 1997. (1)

 10.15 Home Phoneline Promoters Agreement by and between IBM Corporation,
       Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro
       Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services
       Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent
       Technologies Inc. dated June 1, 1998. (1)
 10.16 Master Agreement between Registrant and Compaq Computer Corporation dated April 21, 1998 including supplements thereto. (1)
 10.17 Loan Agreement, General Security Agreement, and Collateral Assignment
       and Patent Mortgage and Security Agreement with Imperial Bank, each dated August 16, 1997. (1)
 10.18 Loan and Security Agreement, Streamlined Facility Agreement, Revolving
       Credit Note, Patent and Trademark Security Agreement, Security Agreement
       in Copyrighted Works and Stock Subscription Warrant between Registrant and TransAmerica Business Credit Corporation, each dated December 18,
       1998. (1)
 10.19 Extension Agreement among Registrant, And Yet, Inc. and Marty Graham dated December 21, 1998. (1)
 10.20 Registration Rights Agreement dated as of June 8, 1999, by and between
       Registrant and Public Port stockholders listed therein. (3)
 11.1  Calculation of earnings per share (contained in Note 2 of Notes to
       Financial Statements). (1)
 21.1  List of Subsidiaries of Registrant.
 23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 24.1  Power of Attorney (See page 60).
 27    Financial Data Schedule.

--------
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.