Form 10-Q
period 2000-03-31
TUT SYSTEMS INC
filed 2000-05-15
CIK 878436

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended March 31, 2000

                    Commission File Number: 000 - 25291

                             TUT SYSTEMS, INC.
                             -----------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                               94-2958543
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

                              Yes [ X ]No [   ]

As of April 30, 2000, 15,126,480 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.


                              TUT SYSTEMS, INC.

                                  FORM 10-Q

                                    INDEX


PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited): Condensed
        Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999....      3

        Condensed Consolidated Statements of Operations for the three months
        ended March 31, 2000 and March 31, 1999...................................      4

        Condensed Consolidated Statements of Cash Flows for the three months
        ended March 31, 2000 and March 31, 1999...................................      5

        Notes to Unaudited Condensed Consolidated Financial Statements............      6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.....................................................     11

Item 3. Quantitative and Qualitative Disclosures about Market Risk................     27

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.........................................................     27

Item 2. Changes in Securities and Use of Proceeds.................................     27

Item 3. Defaults Upon Senior Securities...........................................     27

Item 4. Submission of Matters to a Vote of Security Holders.......................     27

Item 5. Other Information.........................................................     27

Item 6. Exhibits and Reports on Form 8-K..........................................     27


Part I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              TUT SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share amounts)
                                 (unaudited)

                                                                        March 31,        December 31,
                                                                          2000              1999
                                                                        ---------        ------------
                                ASSETS
Current assets:
    Cash and cash equivalents ...................................       $ 157,248        $  13,405
    Short-term investments ......................................           9,246           18,831
    Accounts receivable, net of allowance for doubtful accounts
      of  $335 in 2000 and 1999 .................................          10,378           11,742
    Inventories .................................................          11,692            8,401
    Prepaid expenses and other ..................................           3,007            3,746
                                                                        ---------        ---------
      Total current assets ......................................         191,571           56,125
    Property and equipment, net .................................           4,188            3,476
    Other assets ................................................          32,706            5,755
                                                                        ---------        ---------
      Total assets ..............................................       $ 228,465        $  65,356
                                                                        =========        =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable ..........................................       $   6,286        $   5,859
      Accrued liabilities .......................................           6,297            3,551
      Line of credit ............................................           1,571            1,529
      Deferred revenue ..........................................             815              770
                                                                        ---------        ---------
        Total current liabilities ...............................          14,969           11,709
    Deferred revenue, net of current portion ....................           2,338            2,125
    Other liabilities ...........................................             376             --
                                                                        ---------        ---------
        Total liabilities .......................................          17,683           13,834
                                                                        ---------        ---------
    Commitments and contingencies (Note 7)

    Stockholders' equity:
      Common stock, $0.001 par value, 100,000 shares authorized,
        15,088 and 11,941 shares issued and outstanding in
        2000 and 1999, respectively .............................              15               12
    Additional paid in capital ..................................         275,037          108,969
    Deferred compensation .......................................          (2,690)            (972)
    Accumulated comprehensive income ............................             515             --
    Notes receivable from stockholders ..........................          (1,372)            --
    Accumulated deficit .........................................         (60,723)         (56,487)
                                                                        ---------        ---------
        Total stockholders' equity ..............................         210,782           51,522
                                                                        ---------        ---------
        Total liabilities and stockholders' equity ..............       $ 228,465        $  65,356
                                                                        =========        =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.


                              TUT SYSTEMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                               ------------------------
                                                                 2000            1999
                                                               --------        --------
Revenues:
    Product ............................................       $ 16,164        $  3,573
    License and royalty ................................            310             318
                                                               --------        --------
      Total revenues ...................................         16,474           3,891
                                                               --------        --------
Cost of goods sold:
    Product ............................................          9,137           2,239
    License and royalty ................................           --                 3
                                                               --------        --------
      Total cost of goods sold .........................          9,137           2,242
                                                               --------        --------
Gross margin ...........................................          7,337           1,649
                                                               --------        --------
Operating expenses:
    Sales and marketing ................................          4,819           2,401
    Research and development ...........................          3,183           1,671
    General and administrative .........................          2,175             987
    In-process research and development ................            800            --
    Amortization of intangibles ........................            746            --
    Noncash compensation expense .......................            114             114
                                                               --------        --------
      Total operating expenses .........................         11,837           5,173
                                                               --------        --------
Loss from operations ...................................         (4,500)         (3,524)
Interest expense .......................................           (310)           (176)
Interest income and other ..............................            575             389
                                                               --------        --------
Loss before income taxes ...............................         (4,235)         (3,311)
Income tax expense .....................................              1               1
                                                               --------        --------
Net loss ...............................................         (4,236)         (3,312)
Dividend accretion on preferred stock ..................           --               235
                                                               --------        --------
Net loss attributable to common stockholders ...........       $ (4,236)       $ (3,547)
                                                               ========        ========
Net loss per share attributable to common stockholders,
    basic and diluted (Note 3) .........................       $  (0.34)       $  (0.45)
                                                               ========        ========
Shares used in computing net loss attributable to common
    stockholders, basic and diluted (Note 3) ...........         12,435           7,872
                                                               ========        ========

                    The accompanying notes are an integral
               part of these consolidated financial statements.



                               TUT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                                                            Three months ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                         2000             1999
                                                                                       ---------        ---------
Cash flows from operating activities:
    Net loss ...................................................................       $  (4,236)       $  (3,312)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................................             307              176
      Provision for allowance for doubtful accounts ............................            --                 50
      Provision for excess and obsolete inventory ..............................             732              107
      Amortization of premiums (discounts) on investments ......................              85              (14)
      Amortization of deferred compensation included in research and development             260             --
      Amortization of intangible assets and noncash compensation ...............             860              114
      Write-off of  in-process research and development ........................             800             --
      Gain on sale of other assets .............................................            (103)            --
      Change in assets and liabilities:
        Accounts receivable ....................................................             679             (950)
        Inventories ............................................................          (3,822)             201
        Prepaid expenses and other assets ......................................          (1,649)          (1,364)
        Accounts payable and accrued liabilities ...............................             246              (75)
        Deferred revenue .......................................................            (181)             436
                                                                                       ---------        ---------
           Net cash used in operating activities ...............................          (6,022)          (4,631)
                                                                                       ---------        ---------
Cash flows from investing activities:
    Purchase of property and equipment .........................................            (698)            (187)
    Purchase of short-term investments .........................................            --             (3,096)
    Proceeds from maturities and sale of short-term investments ................           9,500             --
    Proceeds from sale of other assets .........................................             128             --
    Acquisition of business, net of cash acquired and purchased
      research and development .................................................          (1,292)            --
                                                                                       ---------        ---------
           Net cash  provided by (used in) investing activities ................           7,638           (3,283)
                                                                                       ---------        ---------
Cash flows from financing activities:
    Payment on lines of credit .................................................            --             (2,882)
    Proceeds from lines of credit ..............................................              42             --
    Proceeds from issuances of common and preferred stock, net .................         142,185           53,607
                                                                                       ---------        ---------
           Net cash provided by financing activities ...........................         142,227           50,725
                                                                                       ---------        ---------
           Net increase in cash and cash equivalents ...........................         143,843           42,811
Cash and cash equivalents, beginning of period .................................          13,405            4,452
                                                                                       ---------        ---------
Cash and cash equivalents, end of period .......................................       $ 157,248        $  47,263
                                                                                       =========        =========
Supplemental disclosure of cash flow information:
Noncash financing activities:
    Common stock issued in connection with Freegate ............................       $  21,887        $    --
                                                                                       =========        =========
    Accretion of preferred stock ...............................................       $    --          $     235
                                                                                       =========        =========
                                                                                       =========        =========
    Conversion of preferred stock to common stock ..............................       $    --          $  47,802
                                                                                       =========        =========
    Unearned compensation related to stock option grants .......................       $   1,999        $    --
                                                                                       =========        =========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

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

2. Basis of Presentation:

The accompanying condensed consolidated financial statements for the three months ended March 31, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three months ended March 31, 2000 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Prospectus, filed with the Securities and Exchange Commission on March 23, 2000. The balance sheet as of December 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2000.

3. Summary of Significant Accounting Policies:

Net Loss Per Share:

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

                                                                         Three months ended
                                                                             March 31,
                                                                    ----------------------------
                                                                      2000               1999
                                                                    ---------          ---------
Net loss per share attributable to common stockholders,
    basic and diluted:
Net loss attributable to common stockholders                        $  (4,236)         $ (3,547)
                                                                    =========          ========
Net loss per share attributable to common stockholders,
    basic and diluted                                               $   (0.34)         $  (0.45)
                                                                    =========          ========
Shares used in computing net loss attributable to common
    stockholders, basic and diluted                                    12,435             7,872
                                                                    =========          ========
Antidilutive securities including options, warrants and
    preferred stock not included in net loss per share
    attributable to common stockholders' calculations                   2,137             1,017
                                                                    =========          ========

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies, continued:

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on equity securities that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive loss on an interim basis:

                                                   Three months ended
                                                      March 31,
                                                ----------------------
                                                 2000            1999
                                                -------        -------
Net loss ................................       $(4,236)       $(3,547)
Unrealized gains on long-term investments       $   515        $  --
                                                -------        -------

Total comprehensive loss ................       $(3,721)       $(3,547)
                                                =======        =======

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

4. Follow on Offering, Initial Public Offering and Conversion of Redeemable Convertible Preferred Stock and Warrant:

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

In March 2000, the Company completed a follow-on offering and issued 2,500 shares of its common stock at a price of $60.00 per share. The Company received approximately $141.8 million in cash net of underwriters discounts, commissions and other offering costs.

5.  Royalty Obligation

The Company has acquired the rights, title and interests in two patents from a founder and stockholder of the Company. Under a previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2.5 million as a lump sum payment for all its future royalty obligations. This payment, net of the current portion, is included in other assets at March 31, 2000. The Company amortizes the amount ratably over five years. This period represents the estimated life of the patented technology.

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)

6.  Inventories:

Inventories consist of the following:       March 31,     December 31,
                                               2000          1999
                                            -------       -------

Finished goods ......................       $ 9,430       $ 6,731
Raw material ........................         2,262         1,670
                                            -------       -------
                                            $11,692       $ 8,401
                                            =======       =======

7.  Commitments and Contingencies:

We intend to relocate our principal administrative and engineering facilities from Pleasant Hill to Pleasanton, California during 2000. We have entered into a lease for facilities in Pleasanton totaling approximately eighty-nine thousand square feet. The lease for the Pleasanton facility expires April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1.8 million. The letter of credit is collateralized by restricted cash and short-term investments in the amount of $3.0 million. This collateral is included in other assets at March 31, 2000. The letter of credit is reduced annually by $250 provided the Company is not in default under the terms of the lease agreement. Minimum base rents of $120 per month, currently estimated to begin June 2000, will increase annually by approximately $5 per month throughout the life of the lease. Certain other additional monthly cost allocations related to taxes, insurance and other common operating expenses will apply.

In the first quarter of 2000, the Company entered into a commitment to procure a key component for our products from a sole source supplier. This commitment requires us to purchase approximately $5.6 million of the key component over the remainder of 2000. The Company decided to entered into the commitment to reduce any risk of obtaining the component which could result in us having to redesign our products and could result in a disruption to our operations.

8.  Segment Information:

The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on location of customers:

                                Three months ended
                                    March 31,
                              ---------------------
                               2000           1999
                              -------       -------
United States .........       $ 6,703       $ 3,031
International:
    Hong Kong .........         3,177            23
    Korea .............         5,962          --
    All other countries           632           837
                              -------       -------
                              $16,474       $ 3,891
                              =======       =======

Two customers accounted for 36% and 17%, respectively, of the Company's revenue for the three months ended March 31, 2000. Two customers accounted for 13% and 10%, respectively, of the Company's revenue for the three months ended March 31, 1999.

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)

9.  Business Combinations:

On February 14, 2000 the Company acquired Freegate, Inc. ("Freegate") for a total of $24.7 million. The purchase price consisted of 511 shares of common stock and approximately 20 options to acquire common stock and acquisition related expenses, consisting primarily of investment advisory, legal and other professional fees. This acquisition was accounted for as a purchase business combination.

The allocation of the purchase price was based on the estimated fair value of the liabilities assumed at the date of the acquisition of $2.3 million, goodwill and intangibles of $24.7 million and in-process research and development of $0.8 million. The amount allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. Based on preliminary assessments, the value of these projects was determined by using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation were typically derived from a weighted average cost of capital analysis adjusted upwards to reflect additional risks inherent in the development life cycle. These risk factors are reflected in the discount rate used of 30%. We expect that the pricing model for products and intellectual property licenses related to our acquisition of Freegate will be considered standard within the high-technology communications industry. We do not expect, however, to achieve expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated cost savings. We expect that products incorporating the acquired technology from this acquisition will be completed and begin to generate cash flows over a six to nine month period after integration. Development of these technologies, however, remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. Efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a loss opportunity to capitalize on emerging markets, and could harm our business and operating results.

The following unaudited pro forma consolidated information gives effect to the acquisition of Freegate as if it had occurred on January 1, 2000 and January 1, 1999 by consolidating the results of operations of Freegate with the results of operations of the Company for the three months ended March 31, 2000 and 1999, respectively. The pro forma results exclude the $0.8 million nonrecurring write-off of in-process research and development.

                                                                            Three months ended
                                                                               March 31,
                                                                      -------------------------
                                                                         2000           1999
                                                                      ---------       ---------
Revenue .......................................................       $ 16,565        $  4,594
Net loss attributable to common stockholders ..................       $ (5,135)       $ (7,483)
Net loss attributable to common stockholders, basic and diluted       $  (0.40)       $  (0.89)

The above unaudited pro forma consolidated information is not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of the Company's future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma information have been made.

In February, 2000, the Company signed a definitive agreement to acquire certain assets of OneWorld Systems, Inc. for approximately $2.3 million in cash. This transaction will be treated as a purchase for accounting purposes. This transaction was completed on April 28, 2000.

On February 26, 2000, the Company entered into a nonbinding letter of intent to acquire United Kingdom based holding company Xstreamis, plc. Xstreamis provides policy-driven traffic management for high-performance, multimedia networking solutions including routing, switching and bridging functions. The letter of intent contemplates that the Company and Xstreamis would negotiate a purchase agreement, under which the Company would issue shares of Tut common stock worth approximately (pound)13.0 million or approximately $20.0 million at current exchange rates, to the Xstreamis shareholders. This acquisition is expected to be accounted for as a purchase.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in our Registration Statements on Form S-1, as well as those discussed in our other reports and filings with the SEC. We disclaim any obligation to update information contained in any forward-looking statement.

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

We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the multi-commercial unit, or MCU, market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the multi-dwelling unit, or MDU, market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite to additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market. In the first quarter of 2000, we continued selling all of these products to customers in the United States and foreign markets.

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

Sales to customers outside of the United States accounted for approximately 59.4% and 22.1% of revenue in the first quarters of 2000 and 1999, respectively. We expect international sales to increase in absolute dollars in the future and to represent approximately one half of our revenue during the remainder of this year. To date, substantially all international sales have been denominated in U.S. dollars.

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

In February 2000, we signed a definitive agreement to acquire certain assets of OneWorld Systems, Inc. for approximately $2.3 million in cash. This transaction will be treated as a purchase for accounting purposes. OneWorld was located in Sunnyvale, California. OneWorld designed and developed network communication appliances and network modems. This transaction was completed on April 28, 2000.

On February 26, 2000, the Company entered into a nonbinding letter of intent to acquire United Kingdom based holding company Xstreamis, plc. Xstreamis provides policy-driven traffic management for high-performance, multimedia networking solutions including routing, switching and bridging functions. The letter of intent contemplates that the Company and Xstreamis would negotiate a purchase agreement, under which the Company would issue shares of Tut common stock worth approximately (pound)13.0 million or approximately $20.0 million at current exchange rates, to the Xstreamis shareholders. This acquisition is expected to be accounted for as a purchase.

While we expect to derive benefit from sales of product lines acquired through some of these acquisitions and designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to sustain or expand sales of those products or complete the development and commercial deployment of products expected as a result of these acquisitions.

Through these completed and anticipated transactions, we have added approximately 65 people to our workforce. The costs associated with personnel including rent for additional facilities and related general and administrative costs as well as costs associated with research and development, and sales and marketing activities will substantially increase our operating costs when compared to related costs expended in 1999.

We have incurred net operating losses to date and, as of March 31, 2000, had an accumulated deficit of $60.7 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period to period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

                                                  Three months ended
                                                      March 31,
                                             ------------------------
                                                2000           1999
                                             ---------       --------
Total revenues ........................          100.0 %        100.0 %
Total cost of goods sold ..............           55.5           57.6
                                             ---------       --------
    Gross margin ......................           44.5           42.4
Operating expenses:
    Sales and marketing ...............           29.3           61.7
    Research and development ..........           19.3           43.0
    General administrative ............           13.2           25.4
    In-process research and development            4.9         --
    Amortization of intangibles .......            4.5         --
    Noncash compensation expenses .....            0.7            2.9
                                             ---------       --------
      Total operating expenses ........           71.9          133.0
                                             ---------       --------
Loss from operations ..................          (27.4)         (90.6)
Other income (expense), net ...........            1.6            5.5
                                             ---------       --------
Loss before income taxes ..............          (25.8)         (85.1)
Income tax expense ....................         --             --
                                             ---------       --------
Net loss ..............................          (25.8)%        (85.1)%
                                             =========       ========

Three Months Ended March 31, 2000 and 1999

Revenue. We generate revenue primarily from the sale of products and, to a lesser extent, through the licensing of our HomeRun technology. Our total revenue increased to $16.5 million for the three months ended March 31, 2000, from $3.9 million for the three months ended March 31, 1999. The increase in 2000 was primarily due to an increase in sales of Expresso MDU products. License and royalty revenue was $0.3 million for each of the first quarters of 2000 and 1999. There were no new license and royalty agreements signed in the first quarter of 2000.

Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Our cost of goods sold increased to $9.1 million for the three months ended March 31, 2000, from $2.2 million for the three months ended March 31, 1999. The increase in 2000 was primarily due to increased production of our Expresso MDU products. Our gross margin on an absolute basis increased to $7.3 million for the three months ended March 31, 2000, from $1.6 million for the three months ended March 31, 1999. Gross margin as a percentage of revenue increased to 44.5% of revenue for the three months ended March 31, 2000, from 42.4% of revenue for the three months ended March 31, 1999. The increase in gross margin as a percent of revenue in 2000 was primarily due to cost reductions related to our more mature Expresso MDU products.

Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade-shows, promotions, and outside services. Our sales and marketing expenses increased to $4.8 million for the three months ended March 31, 2000, from $2.4 million for the three months ended March 31, 1999. The increase in 2000 was primarily due to increased hiring of sales and marketing personnel, travel, attendance at trade shows, as well as increases in personnel related to customer support activities and expanded efforts in international markets.

Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $3.2 million for the three months ended March 31, 2000, from $1.7 million for the three months ended March 31,

1999. The increase in 2000 was primarily due to further development of the Expresso MDU products, development of HomeRun-related products, and continued development of the subscriber management system portion of the Expresso MDU product line. The research and development expenses of PublicPort, Vintel, and Freegate were consolidated with our expenses for the periods subsequent to the respective June 1999, November 1999 and February 2000, acquisitions. Additionally, in the first quarter of 2000 we amortized $0.3 million of deferred compensation to research and development related to restricted stock granted to certain Freegate employees. Approximately $1.7 million of the remaining deferred compensation has been recorded as a reduction of equity in the balance sheet. We intend to recognize the expense ratably over the remaining period in which the restrictions lapse, currently estimated at sixteen months. We intend to increase investment in research and development programs in future periods for the purpose of enhancing current products to provide advanced Internet service applications for both domestic and international markets, reducing the cost of current products, and developing and acquiring new products.

General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. Our general and administrative expenses increased to $2.2 million for the three months ended March 31, 2000, from $1.0 million for the three months ended March 31, 1999. The increase in 2000 was primarily due to additions of administrative personnel and increases in other costs related to our growth. We intend to increase general and administrative expenditures and infrastructure costs as we expand our business.

In-process research and development. Amounts expensed as in-process research and development were $0.8 million in the first quarter of 2000 and were related to in-process research and development purchased from Freegate. There were no such costs in the first quarter of 1999. The fair value of such technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors are reflected in the discount rate used of 30%. We expect that the pricing model for products and intellectual property licenses related to our acquisition of Freegate will be considered standard within the high-technology communications industry. We do not expect, however, to achieve expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated cost savings. We expect that products incorporating the acquired technology from this acquisition will be completed and begin to generate cash flows over a six to nine month period after integration. Development of these technologies, however, remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. Efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could harm our business and operating results.

Amortization of Intangibles. Amortization of intangibles consists of the periodic amortization of intangible assets related to purchase acquisitions. These assets consist primarily of acquired workforce and goodwill and are amortized over their estimated useful lives of 3 and 5 years, respectively. Amortization of intangibles in the first quarter of 2000 of $0.7 million relates to intangible assets acquired from Vintel and Freegate. There were no such costs in the first quarter of 1999.

Noncash Compensation Expense. Noncash compensation expense in the three months ended March 31, 2000 and 1999 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. Our noncash compensation expense was $0.1 million for the three months ended March 31, 2000 and 1999. We intend to recognize the remaining $1.0 million in noncash compensation expense related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

Other Income (Expense), Net. Other income (expense), net consists of interest income on cash balances, offset by interest expense associated with credit facilities and gains (losses) on investing activities. Our other income (expense), net was $0.3 million and $0.2 million for the three months ended March 31, 2000 and

1999, respectively. For the three months ended March 31, 2000, we recognized a gain on investments of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. From inception through May 1998, we sold preferred equity securities for an aggregate of $46.2 million net of offering costs. In January 1999, we completed our initial public offering and issued 2,875,000 shares of our common stock at a price of $18.00. We received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. We also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share. In March 2000, we completed our follow-on offering and issued 2,500,000 shares of our common stock at a price of $60.00. We received approximately $141.8 million in cash, net of underwriting discounts, commissions and other offering costs.

As of March 31, 2000, we had cash, cash equivalents and short-term investments of $166.5 million compared to $32.2 million as of December 31, 1999.

The net increase in cash and cash equivalents in the first quarter of 2000 of $143.8 million resulted primarily from net proceeds of our follow-on offering and from net proceeds of maturities of short-term investments, offset by a net loss of $4.2 million, a net decrease in operating assets and liabilities of $1.8 million and the use of working capital of $1.8 million for the purchase of property and equipment and the acquisition of Freegate.

We have a credit facility to borrow up to $7.5 million. The credit facility is composed of two revolvers: a formula revolver of up to the lesser of $3.0 million or 85% of qualified accounts receivable bearing interest at prime plus 2.0% per annum; and a non-formula revolver of up to $4.5 million bearing interest at prime plus 3.5% per annum. The credit facility requires a minimum monthly interest payment of $10,000. The term of the credit facility is 18 months ending on June 30, 2000 and is automatically renewed for additional terms of one year unless 60 days' written notice is given by either party. We have approximately $1.6 million borrowed against the credit facility as of March 31, 2000. We have provided the lender with written notice to terminate the credit facility on June 30, 2000.

In the first quarter of 2000, we entered into a lease for administrative and engineering facilities. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.8 million . The letter of credit is collateralized by restricted cash and short-term investments of $3.0 million. This collateral is included in other assets as of March 31, 2000. The letter of credit is reduced annually by $250,000 provided we are not in default under the terms of the lease agreement.

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

During the three months ended March 31, 2000 and 1999, we incurred non-cash expenses related to purchase acquisition and dividend accretion. The table below sets forth supplemental information concerning the impact of certain non-cash items on losses from operations. The accompanying supplemental financial information is presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles. The Statements of Operations data has been derived from our audited financial statements.

                                                                                Three months ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               2000            1999
                                                                             --------        --------
Computation of pro forma net loss per share:
    Net loss attributable to common stockholders .....................       $ (4,236)       $ (3,547)
    Adjustments for certain noncash expenses related to
      purchase and acquisition and dividend accretion:
      Amortization of intangibles ....................................            746            --
      In-process research and development ............................            800            --
      Dividend accretion of preferred stock ..........................           --               235
                                                                             --------        --------
    Pro forma net loss ...............................................       $ (2,690)       $ (3,312)
                                                                             ========        ========
    Pro forma net loss per share .....................................       $  (0.22)       $  (0.32)
                                                                             ========        ========
    Shares used in computing pro forma net loss, basic and diluted ...         12,435          10,273
                                                                             ========        ========


(1) Calculation of pro forma shares, basic and diluted:

Shares used in computing net loss attributable to common stockholders,
    basic and diluted ................................................         12,435           7,872
Adjustment to reflect the assumed conversion of preferred stock ......           --             2,401
Shares used in computing pro forma net loss per share,
    basic and diluted ................................................         12,435          10,273

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

Forward Looking Statements

This Report on Form 10-Q contains "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Report on Form 10-Q that are not historical facts. When used in this Report on Form 10-Q, the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should" or "will" or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include those discussed below, as well as those discussed in our Registration Statements on Form S-1, as well as those discussed in our other reports and filings with the SEC. We disclaim any obligation to update information contained in any forward-looking statement.

Risk Factors

We have a history of losses and expect future losses.

We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses attributable to common stockholders of $4.2 million for the three months ended March 31, 2000 and $3.5 million for the three months ended March 31, 1999. As of March 31, 2000, we had an accumulated deficit of $60.7 million. We expect that we will incur additional losses in 2000.

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

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of numerous factors, some of which are outside of our control. These factors include:

*    market acceptance of our products;

* competitive pressures, including pricing pressures from our partners and competitors;

* the timing or cancellation of orders from, or shipments to, existing and new customers;

* the timing of new product and service introductions by us, our customers, our partners or our competitors;

*    variations in our sales or distribution channels;

*    variations in the mix of products offered by us;

*    changes in the pricing policies of our suppliers;

*    the availability and cost of key components; and

*    the timing of personnel hiring.

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

Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. While we consistently attempt to improve our design, development and manufacturing processes to eliminate or reduce the possibility of potential defects, from time to time, we discover product defects from either a design or manufacturing quality perspective. To date, we have not experienced any significant loss from such defects nor do we believe that defects discovered during this or previous quarters cause orders for our products to be canceled or delayed, reduce revenue, or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time in order to develop new product designs. We cannot assure you that we would be successful in addressing any manufacturing or design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our business, financial condition and results of operations.

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

For the three months ended March 31, 2000, 92% of net sales came from 10 customers. Although the customer mix varies from quarter to quarter, we are dependent upon continued revenue from our major customers. As a result, any material delay, cancellation or reduction of orders from these major customers could cause our sales to decline significantly. Some of these customers individually accounted for more than 10% of our net sales in the first quarter of 2000. TriGem InfoComm, Corp., and I-Quest Corporation accounted for 36% and 17%, respectively, of our net sales in the first quarter of 2000. There is no guarantee that we will be able to retain any of our major customers or any other accounts. In addition, our customers may materially reduce the levels of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

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

We currently purchase all of our raw materials and components used in our products through our contract manufacturers. Components are purchased pursuant to purchase orders based on forecasts, but we or our contract manufacturers have no guaranteed supply arrangements with these suppliers. the availability of many of these components is dependent in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers were unable to obtain a sufficient supply of components from current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. For example, we are experiencing, and may continue experiencing in the future, difficulty obtaining flash memory and switching integrated circuits. Resulting delays, reductions in product shipments could damage customer relationships and could harm our business, financial condition or results of operations. In addition, any increase in component costs that are passed on to our customers could reduce demand for our products.

We purchase several key components from single or limited sources and could lose sales if these sources fail to fill our needs.

We currently purchase all of our raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supply from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx and the switching integrated circuit supplies used in the majority of our products are purchased from Texas Instruments. Our products are also dependent on various sole source offerings form Dallas Semiconductor, Intel, Metalink US, Motorola, Oki Semiconductor, Osicom Technologies, SaRonix, Siemens and Wind River Systems. As announced by other companies in our industry, there are severe component shortages for certain key parts. These shortages have led to both longer lead times for such components and to increased risk of component quality problems. While we have taken preemptive steps to ensure that an adequate supply of quality components is in place, there can be no assurance that there would not be an interruption in the supply of any of the key components currently obtained from a single or limited source that could substantially increase the period of time it takes to obtain these components, that could result in component quality problems, or that could cause us to redesign our products, each or any of which event, could disrupt our operations and harm our business in any given period.

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

In June 1999, we acquired PublicPort, Inc., in November 1999, we acquired Vintel Communications, Inc., and in February 2000, we acquired FreeGate Corporation. In addition, in February 2000, we signed a definitive agreement to acquire certain assets of OneWorld Systems, Inc., which transaction was completed
April 28, 2000, and to acquire United Kingdom based holding company Xstreamis, plc. We will need to overcome significant issues in order to realize any benefits from these transactions. These issues include:

* integrating the operations of the geographically dispersed businesses acquired into our own operations;

* incorporating acquired technology, rights and products into our products and services;

* developing new products and services that utilize the assets of all entities;

* the potential disruption of our ongoing business and the distraction of our management; and

* the potential impairment of relationships with employees, suppliers and customers.

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

As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

* difficulties in assimilating the operations and personnel of the acquired companies;

* diversion of management's attention from ongoing business concerns;

* our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

* additional expense associated with amortization of acquired intangible assets;

* maintenance of uniform standards, controls, procedures and policies; and

* impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel.

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

Sales to customers outside of the United States accounted for approximately 59.4% and 22.1% of revenue for the three months ended March 31, 2000 and 1999, respectively. There are a number of risks arising from our international business, including:

* longer receivables collection periods;

* increased exposure to bad debt write-offs;

* risk of political and economic instability;

* difficulties in enforcing agreements through foreign legal systems;

* unexpected changes in regulatory requirements;

* import or export licensing requirements;

* reduced protection for intellectual property rights in some countries; and

* currency fluctuations.

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

Our future success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 20 United States patents and have 13 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

* actual or anticipated variations in operating results;

* announcements of technological innovations, new products or new services by us or by our partners, competitors or customers;

* changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

* conditions or trends in the telecommunications industry, including regulatory developments;

* growth of the Internet;

* announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

* additions or departures of key personnel;

* future equity or debt offerings or our announcements of these offerings; and

* general market and general economic conditions.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of April 30, 2000, we had 14,973,268 shares outstanding. Of these shares, 15,126,480 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
               27.1 Financial Data Schedule


        (b)  Reports on Form 8-K

        The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2000:

                Current Report on 8-K dated February 7, 2000 included information relating to Tut's acquisition of Vintel Communications Corporation on November 12, 1999.

                Current Report on 8-K dated February 14, 2000 included information relating to Tut's acquisition of FreeGate Corporation on February 14, 2000.

                Current Report on 8-K dated March 2, 2000 included information relating to Tut's signing of a non-binding letter of intent to acquire Xsteamis, PLC, a United Kingdom company.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000

                                        TUT SYSTEMS, INC.


                                        /s/ Nelson Caldwell
                                        -------------------------------------
                                        Nelson Caldwell
                                        Vice President, Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer and Duly
                                        Authorized Officer)

                                EXHIBIT INDEX
                                -------------

27.1    Financial Data Schedule