Form 10-Q
period 2000-06-30
TUT SYSTEMS INC
filed 2000-07-27
CIK 878436

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

               5969 W. Las Positas, Pleasanton, California 94588
               -------------------------------------------------

             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (925) 682-6510
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

As of July 15, 2000, 15,622,252 shares of the Registrant's Common Stock, $0.001 par value per share, were issued and outstanding.

                               TUT SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999    1

          Condensed Consolidated Statements of Operations for the three months and
           six months ended June 30, 2000 and June 30, 1999...............................   2

          Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and June 30, 1999..........................................   3

          Notes to Unaudited Condensed Consolidated Financial Statements.................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................    9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................   24

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................   24

Item 2.   Changes in Securities and Use of Proceeds......................................   24

Item 3.   Defaults Upon Senior Securities................................................   24

Item 4.   Submission of Matters to a Vote of Security Holders............................   24

Item 5.   Other Information..............................................................   25

Item 6.   Exhibits and Reports on Form 8-K...............................................   25

Part I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               TUT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                   June 30,        December 31,
                                                                                     2000              1999
                                                                                --------------   ---------------
                                            ASSETS
Current assets:
    Cash and cash equivalents                                                    $      26,934    $       13,405
    Short-term investments                                                             107,717            18,831
    Accounts receivable, net of allowance for doubtful accounts
      of $537 and $335 in 2000 and 1999, respectively                                   15,387            11,742
    Inventories                                                                         15,353             8,401
    Prepaid expenses and other                                                           5,248             3,746
                                                                                --------------   ---------------
      Total current assets                                                             170,639            56,125
    Property and equipment, net                                                          7,604             3,476
    Investments                                                                         16,255
    Other assets                                                                        51,365             5,755
                                                                                --------------   ---------------
      Total assets                                                               $     245,863    $       65,356
                                                                                ==============   ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                                                           $       6,146    $        5,859
      Accrued liabilities                                                                6,921             3,551
      Line of credit                                                                         -             1,529
      Deferred revenue                                                                     906               770
                                                                                --------------   ---------------
        Total current liabilities                                                       13,973            11,709
    Deferred revenue, net of current portion                                             2,103             2,125
    Other liabilities                                                                      329                 -
                                                                                --------------   ---------------
        Total liabilities                                                               16,405            13,834
                                                                                --------------   ---------------

    Commitments and contingencies (Note 7)

    Stockholders' equity:
      Common stock, $0.001 par value, 100,000 shares authorized, 15,617 and
        11,941 shares issued and outstanding in
        2000 and 1999, respectively                                                         15                12
    Additional paid in capital                                                         295,057           108,969
    Deferred compensation                                                               (2,621)             (972)
    Accumulated comprehensive income                                                       366                 -
    Notes receivable from stockholders                                                  (1,456)                -
    Accumulated deficit                                                                (61,903)          (56,487)
                                                                                --------------   ---------------
        Total stockholders' equity                                                     229,458            51,522
                                                                                --------------   ---------------
        Total liabilities and stockholders' equity                               $     245,863    $       65,356
                                                                                ==============   ===============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                     Three months ended                  Six months ended
                                                                          June 30,                           June 30,
                                                                ----------------------------       ----------------------------
                                                                    2000           1999                2000            1999
                                                                ------------   -------------       ------------   -------------
Revenues:
    Product                                                      $    20,345    $      4,735        $    36,509    $      8,308
    License and royalty                                                  669             275                979             593
                                                                ------------   -------------       ------------   -------------
      Total revenues                                                  21,014           5,010             37,488           8,901
                                                                ------------   -------------       ------------   -------------
Cost of goods sold:
    Product                                                           11,234           2,921             20,371           5,160
    License and royalty                                                    -               -                  -               3
                                                                ------------   -------------       ------------   -------------
      Total cost of goods sold                                        11,234           2,921             20,371           5,163
                                                                ------------   -------------       ------------   -------------
Gross margin                                                           9,780           2,089             17,117           3,738
                                                                ------------   -------------       ------------   -------------
Operating expenses:
    Sales and marketing                                                4,785           2,456              9,604           4,857
    Research and development                                           4,048           1,687              7,231           3,358
    General and administrative                                         2,541           1,015              4,716           2,002
    In-process research and development                                    -               -                800               -
    Amortization of intangibles                                        1,814               -              2,560               -
    Noncash compensation expense                                         114             114                228             228
                                                                ------------   -------------       ------------   -------------
      Total operating expenses                                        13,302           5,272             25,139          10,445
                                                                ------------   -------------       ------------   -------------
Loss from operations                                                  (3,522)         (3,183)            (8,022)         (6,707)
Interest expense                                                        (139)           (139)              (449)           (315)
Interest income and other                                              2,481             627              3,056           1,016
                                                                ------------   -------------       ------------   -------------
Loss before income taxes                                              (1,180)         (2,695)            (5,415)         (6,006)
Income tax expense                                                         -               -                  1               1
                                                                ------------   -------------       ------------   -------------
Net loss                                                              (1,180)         (2,695)            (5,416)         (6,007)
Dividend accretion on preferred stock                                     -                -                  -             235
                                                                ------------   -------------       ------------   -------------
Net loss attributable to common stockholders                     $    (1,180)   $     (2,695)       $    (5,416)   $     (6,242)
                                                                ============   =============       ============   =============

Net loss per share attributable to common stockholders,
    basic and diluted (Note 3)                                   $     (0.08)   $      (0.23)       $     (0.39)   $      (0.64)
                                                                ============   =============       ============   =============

Shares used in computing net loss per share attributable to
    common stockholders, basic and diluted (Note 3)                   15,302          11,498             13,869           9,695
                                                                ============   =============       ============   =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TUT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                            --------------------------
                                                                                               2000           1999
                                                                                            ------------   -----------
Cash flows from operating activities:
    Net loss                                                                                 $    (5,416)   $   (6,007)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                  791           366
      Provision for allowance for doubtful accounts                                                  202           115
      Provision for excess and obsolete inventory                                                  1,090           353
      Noncash interest income                                                                     (1,572)          (99)
      Noncash compensation expense                                                                   228           228
      Amortization of intangible assets and noncash compensation                                   3,198             -
      Write-off of in-process research and development                                               800             -
      Gain on sale of other assets                                                                  (103)            -
      Change in assets and liabilities:
        Accounts receivable                                                                       (4,532)       (1,339)
        Inventories                                                                               (7,841)          (32)
        Prepaid expenses and other assets                                                           (733)       (2,232)
        Accounts payable and accrued liabilities                                                     601        (1,604)
        Deferred revenue                                                                            (325)          266
                                                                                            ------------   -----------
          Net cash used in operating activities                                                  (13,612)       (9,985)
                                                                                            ------------   -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                            (4,170)         (483)
    Purchase of short-term and long-term investments                                            (122,400)      (21,763)
    Purchase of other assets                                                                      (4,501)            -
    Proceeds from maturities and sale of investments                                              18,831             -
    Proceeds from sale of other assets                                                               128             -
    Acquisition of business, net of cash acquired and purchased                                                      -
      research and development                                                                    (1,788)           76
                                                                                            ------------   -----------
          Net cash used in investing activities                                                 (113,900)      (22,170)
                                                                                            ------------   -----------
Cash flows from financing activities:
    Payment on lines of credit                                                                    (1,529)       (2,882)
    Proceeds from lines of credit                                                                      -            34
    Proceeds from issuances of common stock, net                                                 142,544        53,682
    Other                                                                                             26             -
                                                                                            ------------   -----------
          Net cash provided by financing activities                                              141,041        50,834
                                                                                            ------------   -----------
          Net increase in cash and cash equivalents                                               13,529        18,679
Cash and cash equivalents, beginning of period                                                    13,405         4,452
                                                                                            ------------   -----------
Cash and cash equivalents, end of period                                                     $    26,934    $   23,131
                                                                                            ------------   -----------
Supplemental disclosure of cash flow information:

Noncash financing activities:
    Common stock issued in connection with FreeGate and Xstreamis acquisitions               $    41,118    $        -
                                                                                            ------------   -----------
    Accretion of preferred stock                                                             $         -    $      235
                                                                                            ------------   -----------
    Conversion of preferred stock to common stock                                            $         -    $   47,802
                                                                                            ------------   -----------
    Unearned compensation related to stock option grants                                     $     2,427    $        -
                                                                                            ============   ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2.   Basis of Presentation:

     The accompanying condensed consolidated financial statements as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2000 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Prospectus, filed with the Securities and Exchange Commission on March 23, 2000. The balance sheet as of December 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2000.

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

                                                                  Three months ended     Six months ended
                                                                       June 30,              June 30,
                                                                 -------------------   -------------------
                                                                   2000       1999       2000       1999
                                                                 --------   --------   --------   --------
  Net loss per share attributable to common stockholders,
    basic and diluted:
  Net loss attributable to common stockholders                   $ (1,180)  $ (2,695)  $ (5,416)  $ (6,242)
                                                                 ========   ========   ========   ========
  Net loss per share attributable to common stockholders,
    basic and diluted                                            $  (0.08)  $  (0.23)  $  (0.39)  $  (0.64)
                                                                 ========   ========   ========   ========
  Shares used in computing net loss per share attributable
     to common stockholders, basic and diluted                     15,302     11,498     13,869      9,695
                                                                 ========   ========   ========   ========
  Antidilutive securities including options, warrants and
    preferred stock not included in net loss per share
    attributable to common stockholders' calculations               2,853      1,094      2,853      1,094
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

                   (in thousands, except per share amounts)

3.   Summary of Significant Accounting Policies, continued:

Comprehensive Loss

     Comprehensive loss includes unrealized gains and losses on equity securities that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive loss on an interim basis:

                                                          Six months ended
                                                               June 30,
                                                        ---------------------
                                                          2000         1999
                                                        -------       -------

          Net loss                                      $(5,416)      $(6,242)
          Unrealized gains on long-term investments     $   366       $     -
                                                        -------       -------

          Total comprehensive loss                      $(5,050)      $(6,242)
                                                        =======       =======

Impact of Recently Issued Accounting Standards:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," for fiscal 2001.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25"_FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)

4. Follow on Offering, Initial Public Offering and Conversion of Redeemable Convertible Preferred Stock and Warrant:

          In January 1999, the Company completed its initial public offering and issued 2,875 shares of its common stock at a price of $18.00 per share. The Company received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. Additionally, prior to the initial public offering, a warrant to purchase 667 shares of Series G convertible preferred stock at an exercise price of $10.00 per share was exercised for approximately $6.7 million. Simultaneously with the closing of the initial public offering, all of the Company's convertible preferred stock and redeemable convertible preferred stock was automatically converted into an aggregate of 8,120 shares of common stock.

          In March 2000, the Company completed a follow-on offering and issued 2,500 shares of its common stock at a price of $60.00 per share. The Company received approximately $141.8 million in cash net of underwriters discounts, commissions and other offering costs.

5.   Royalty Obligation

          The Company has acquired the rights, title and interests in two patents from a founder and stockholder of the Company. Under a previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2.5 million as a lump sum payment for all its future royalty obligations. This payment, net of the current portion, is included in other assets at June 30, 2000. The Company amortizes the amount ratably over five years. This period represents the estimated life of the patented technology.

6.   Inventories:
                 Inventories consist of the following:   June 30,   December 31,
                                                           2000         1999
                                                      ------------  ------------

                 Finished goods                            $12,653        $6,731
                 Raw material                                2,700         1,670
                                                           -------        ------
                                                           $15,353        $8,401
                                                           =======        ======


7.   Commitments and Contingencies:

          The Company relocated its principal administrative and engineering facilities from Pleasant Hill to Pleasanton, California in July 2000. The lease for the Pleasanton facility expires April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1.8 million. The letter of credit is collateralized by restricted cash and short-term investments in the amount of $3.0 million. This collateral is included in long term investments at June 30, 2000. The letter of credit is reduced annually by $250 provided the Company is not in default under the terms of the lease agreement.

          In the first quarter of 2000, the Company entered into a commitment to procure a key component for our products from a sole source supplier. This commitment requires the Company to purchase approximately $5.1 million of the key component over the remainder of 2000.

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)

8.   Segment Information:

          The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on location of customers:



                                      Three months ended      Six months ended
                                           June 30,               June 30,
                                      -------     ------     -------     ------
                                        2000       1999        2000       1999
                                      -------     ------     -------     ------

             United States            $10,624     $4,209     $17,327     $7,252
             International:
               Korea                    6,331          -      12,293          -
               Hong Kong                1,309          -       4,486          -
               All other countries      2,750        801       3,382      1,649
                                      -------     ------     -------     ------
                                      $21,014     $5,010     $37,488     $8,901
                                      =======     ======     =======     ======



          Two customers accounted for 30% and 18%, respectively, of the Company's revenue for the three months ended June 30, 2000 and for 33% and 14%, respectively, of the Company's revenue for the six months ended June 30, 2000. For the three months ended June 30, 1999, there were no customers which accounted for more than 10% of the Company's revenue. Two customers accounted for 13% and 10%, respectively, of the Company's revenue for the six months ended June 30, 1999.

9.   Business Combinations:

          On February 14, 2000, the Company acquired FreeGate, Inc. ("FreeGate") for a total of $25.5 million. The purchase price consisted of 511 shares of common stock and approximately 20 options to acquire common stock and acquisition related expenses, consisting primarily of investment advisory, legal and other professional fees. This acquisition was accounted for as a purchase business combination.

     The allocation of the purchase price was based on the estimated fair value of the liabilities assumed at the date of the acquisition of $2.3 million, goodwill and intangibles of $22.4 million and in-process research and development of $0.8 million. The amount allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. Based on preliminary assessments, the value of these projects was determined by using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation were typically derived from a weighted average cost of capital analysis adjusted upwards to reflect additional risks inherent in the development life cycle. These risk factors are reflected in the discount rate used of 30%. The Company expects that the pricing model for products and intellectual property licenses related to our acquisition of FreeGate will be considered standard within the high-technology communications industry. The Company does not expect, however, to achieve expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated cost savings. The Company expects that products incorporating the acquired technology from this acquisition will be completed and begin to generate cash flows over a six to nine month period after integration. Development of these technologies, however, remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. Efforts to develop the acquired technology into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could harm our business and operating results.

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)

     On May 26, 2000, the Company acquired United Kingdom based holding company, Xstreamis, plc, ("Xstreamis") for a total of $ 19.8 million. The purchase price consisted of 439 shares of common stock and 11 options to acquire common stock, $0.1 million in cash and $0.6 million in acquisition related expenses, consisting primarily of legal and other professional fees. This acquisition was accounted for as a purchase business combination. The name of the acquired company was changed to Xstreamis Limited.

     The allocation of the purchase price was based on the estimated fair value of the assets less liabilities at the date of the acquisition of $0.2 million, goodwill and assembled workforce of $12.4 million and purchased technology of
$7.2 million.   The amounts allocated to the assembled workforce and to the purchased technology were determined based on an appraisal completed by an independent third party using established valuation techniques.

     The following unaudited pro forma consolidated information gives effect to the acquisitions of FreeGate and Xstreamis as if they had occurred on January 1, 2000 and January 1, 1999 by consolidating the results of operations of FreeGate and Xstreamis with the results of operations of the Company for the three and six months ended June 30, 2000 and 1999, respectively. The pro forma results exclude the $0.8 million nonrecurring write-off of in-process research and development related to the FreeGate acquisition.

                                                                      Three months ended           Six months
                                                                           June 30,                June 30,
                                                                      -------     -------     -------    --------
                                                                        2000        1999        2000       1999
                                                                      -------     -------     -------    --------
Revenue                                                               $21,014     $ 5,470     $37,579    $ 10,064
Net loss attributable to common stockholders                          $(2,464)    $(5,945)    $(8,413)   $(12,684)
Net loss per share attributable to common stockholders,
 basic and diluted                                                    $ (0.16)    $ (0.48)    $ (0.57)   $  (1.19)


     On April 28, 2000, the Company acquired certain assets of OneWorld Systems, Inc. for $2.4 million in cash. The allocation of the purchase price was based on the fair market value of the assets at the date of acquisition of $0.3 million of property and equipment and $2.1 million of goodwill and assembled work force.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in our Registration Statements on Form S-1 as well as those discussed in our other reports and filings with the SEC. We disclaim any obligation to update information contained in any forward-looking statement.

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

     We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the multi-commercial unit, or MCU, market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the multi-dwelling unit, or MDU, market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite to additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market. Through the first half of 2000, we continued selling all of these products to customers in the United States and foreign markets.

     We generate revenue primarily from the sale of products and, to a lesser extent, through the licensing of our HomeRun technology. We recognize revenue from product sales upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimable. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time revenue is recognized. License and royalty revenue consists of non-refundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, the majority of our license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties based on products sold by our licensees. We do not expect that such license and royalty revenue will constitute a substantial portion of our revenue in future periods.

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

     Sales to customers outside of the United States accounted for approximately 53.8% and 18.5% of revenue in the first half of 2000 and 1999, respectively. We expect international sales to increase in absolute dollars in the future and to represent approximately one half of our revenue during the remainder of this year. To date, substantially all international sales have been denominated in U.S. dollars.

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

     In February 2000, we acquired FreeGate Corporation for $24.7 million, consisting of 510,931 shares of common stock, approximately 19,600 options to acquire common stock and acquisition related expenses, consisting primarily of investment advisory, legal and other professional fees. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of IP routing, firewall security, network address translation, secure remote access via virtual private networking, and email and web servers on a compact, PC-based platform.

     In April 2000, we acquired certain assets of OneWorld Systems, Inc. for approximately $2.4 million in cash. This transaction was treated as a purchase of assets for accounting purposes.

     In May 2000, we acquired a United Kingdom based holding company Xstreamis, plc. Xstreamis provides policy-driven traffic management for high-performance, multimedia networking solutions, including routing, switching and bridging functions. The purchase price for this acquisition was $19.8 million, consisting of 439,137 shares of common stock, 10,863 options to acquire common stock, $100,000 in cash, and acquisition related expenses, consisting primarily of legal and other professional fees.

     While we expect to derive benefits from sales of product lines acquired through some of these acquisitions and designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to sustain or expand sales of those products or complete the development and commercial deployment of products expected as a result of these acquisitions.

     Through these completed transactions, we have added approximately 65 people to our workforce. The costs associated with personnel including rent for additional facilities and related general and administrative costs as well as costs associated with research and development, and sales and marketing activities will substantially increase our operating costs when compared to related costs expended in 1999.

     We have incurred net operating losses to date and, as of June 30, 2000, had an accumulated deficit of $61.9 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period to period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

     The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:


                                         Three months ended          Six months ended
                                              June 30,                   June 30,
                                      ----------------------      -----------------------
                                           2000      1999             2000      1999
                                      ----------------------      -----------------------
Total revenues                            100.0 %   100.0 %          100.0 %   100.0 %
Total cost of goods sold                   53.5      58.3             54.3      58.0
                                          -----     -----            -----     -----
  Gross margin                             46.5      41.7             45.7      42.0
Operating expenses:
  Sales and marketing                      22.8      49.0             25.6      54.6
  Research and development                 19.3      33.7             19.3      37.7
  General administrative                   12.1      20.3             12.6      22.5
  In-process research and development         -         -              2.1
  Amortization of intangibles               8.6         -              6.8         -
  Noncash compensation expenses             0.5       2.3              0.6       2.6
                                          -----     -----            -----     -----
    Total operating expenses               63.3     105.3             67.0     117.4
                                          -----     -----            -----     -----
Loss from operations                      (16.8)    (63.6)           (21.3)    (75.4)
Other income (expense), net                11.1       9.8              6.9       7.9
                                          -----     -----            -----     -----
Loss before income taxes                   (5.7)    (53.8)           (14.4)    (67.5)
Income tax expense                            -         -                -         -
                                          -----     -----            -----     -----
Net loss                                   (5.7)%   (53.8)%          (14.4)    (67.5)%
                                          =====     =====            =====     =====


Three and Six Months Ended June 30, 2000 and 1999

     Revenue. We generate revenue primarily from the sale of products and, to a lesser extent, through the licensing of our HomeRun technology. Our total revenue increased to $21.0 million and $37.5 million for the three and six months ended June 30, 2000, respectively, from $5.0 million and $8.9 million for the three and six months ended June 30, 1999, respectively. The increase in 2000 was primarily due to an increase in sales of Expresso MDU products. License and royalty revenue was $0.7 million and $1.0 million for the three and six months ended June 30, 2000, respectively and $0.3 million and $0.6 million for the three and six months ended June 30, 1999, respectively. There was one new license and royalty agreement signed in the second quarter of 2000. There were no similar agreements signed in the first quarter of 2000.

     Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Our cost of goods sold increased to $11.2 million and $20.4 million for the three and six months ended June 30, 2000, respectively, from $2.9 million and $5.2 million for the three and six months ended June 30, 1999, respectively. The increase in 2000 was primarily due to increased production of our Expresso MDU products. Our gross margin on an absolute basis increased to $9.8 million and $17.1 million for the three and six months ended June 30, 2000, respectively, from $2.1 million and $3.7 million for the three and six months ended June 30, 1999, respectively. Gross margin as a percentage of revenue increased to 46.5% and 45.7% of revenue for the three and six months ended June 30, 2000, respectively, from 41.7% and 42.0% of revenue for the three months and six months ended June 30, 1999, respectively. The increase in gross margin as a percent of revenue in 2000 was primarily due to cost reductions related to our more mature Expresso MDU products.

     Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade-shows, promotions, and outside services. Our sales and marketing expenses increased to $4.8 million and $9.6 million for the three and six months ended June 30, 2000, respectively, from $2.5 million and $4.9 million for the three and six months ended June 30, 1999, respectively. The increase in 2000 was primarily due to increased hiring of sales and marketing personnel. Additional increases were related to travel, attendance at trade shows, as well as increases in personnel related to customer support activities and expanded efforts in international markets.

     Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $4.0 million and $7.2 million for the three and six months ended June 30, 2000, respectively, from $1.7 million and $3.4 million for the three and six months ended June 30, 1999, respectively. The increase in 2000 was primarily due to further development of the Expresso MDU products, development of HomeRun-related products, continued development of the subscriber management system portion of the Expresso MDU product line and intial development of the Company's IntelliPop platform. The research and development expenses of PublicPort, Vintel, FreeGate, and Xstreamis were consolidated with our expenses for the periods subsequent to the respective June, November, February and May acquisitions. Additionally, in the first quarter of 2000 we amortized $0.3 million of deferred compensation to research and development related to restricted stock granted to certain FreeGate employees, and in the second quarter of 2000 we amortized $0.5 million of such compensation expense related to grants to certain FreeGate and OneWorld employees. Approximately $1.7 million of the remaining deferred compensation has been recorded as a reduction of equity in the balance sheet. We intend to recognize the expense ratably over the remaining period in which the restrictions lapse, currently estimated at thirteen and seventeen months for each of FreeGate and OneWorld, respectively. We intend to increase our investment in research and development programs in future periods for the purpose of enhancing current products to provide advanced Internet service applications for both domestic and international markets, reducing the cost of current products, and developing and acquiring new products.

     General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. Our general and administrative expenses increased to $2.5 million and $4.7 million for the three and six months ended June 30, 2000, respectively, from $1.0 million and $2.0 million for the three and six months ended June 30, 1999, respectively. The increase in 2000 was primarily due to additions of administrative personnel and increases in other costs related to our growth. We intend to increase general and administrative expenditures and infrastructure costs as we expand our business.

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

     Amortization of Intangibles. Amortization of intangibles consists of the periodic amortization of intangible assets related to purchase acquisitions. These assets consist primarily of acquired workforce, purchased technology, and goodwill and are amortized over their estimated useful lives of 3, 5, and 5 years, respectively. Amortization of intangibles in the first half of 2000 of $2.6 million relates to intangible assets acquired from Vintel, FreeGate, OneWorld and Xstreamis. There were no such costs in the first half of 1999.

     Noncash Compensation Expense. Noncash compensation expense in the three and six months ended June 30, 2000 and 1999 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. Our noncash compensation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2000 and 1999. We intend to recognize the remaining $0.9 million in noncash compensation expense related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

     Other Income (Expense), Net. Other income (expense), net consists of interest income on cash balances, offset by interest expense associated with credit facilities and gains (losses) on investing activities. Our other income (expense), net was $2.5 million and $3.1 million for the three and six months ended June 30, 2000, respectively and $0.6 million and $1.0 million for the three and six months ended June 30, 1999, respectively. The increase in 2000 was primarily due to interest income on higher average cash balances.

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

     As of June 30, 2000, we had cash, cash equivalents, short-term and long-term investments of $150.9 million compared to $32.2 million as of December 31, 1999.

     The net increase in cash and cash equivalents, short-term and non-current investments of $118.7 million in the first half of 2000 resulted primarily from net proceeds of our follow-on offering of $141.8 million and $0.8 million of cash proceeds from the issuance of common stock related to stock options, offset by a use of cash in operating activities of $13.6 million, the purchase of property and equipment of $4.2 million, the purchase of other assets of $4.5 million which includes the acquisition of OneWorld assets for $2.4 million, and the payoff of borrowings under a credit facility of $1.6 million.

     In the first quarter of 2000, we entered into a lease for administrative and engineering facilities. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.8 million. The letter of credit is collateralized by restricted cash and short-term investments of $3.0 million. This collateral is included in other assets as of June 30, 2000. The letter of credit is reduced annually by $250,000 provided we are not in default under the terms of the lease agreement.

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

     During the three and six months ended June 30, 2000 and 1999, we incurred non-cash expenses related to purchase acquisition and dividend accretion. The table below sets forth supplemental information concerning the impact of certain non-cash items on losses from operations. The accompanying supplemental financial information is presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles. The Statements of Operations data has been derived from our audited financial statements.

                                                                     Three months ended       Six months ended
                                                                          June 30,                June 30,
                                                                   --------------------    --------------------
                                                                      2000        1999        2000        1999
                                                                   --------    --------    --------    --------
Computation of pro forma net income (loss) per share:
   Net loss attributable to common stockholders                    $ (1,180)   $ (2,695)   $ (5,416)   $ (6,242)
   Adjustments for certain noncash expenses related to
     purchase and acquisition and dividend accretion:
     Amortization of intangibles                                      1,814           -       2,560          -
     In-process research and development                                  -           -         800          -
     Dividend accretion of preferred stock                                -           -           -         235
                                                                   --------    --------    --------    --------
   Pro forma net income (loss)                                     $    634    $ (2,695)   $ (2,056)   $ (6,007)
                                                                   ========    ========    ========    ========

   Pro forma net income (loss) per share                           $   0.04    $  (0.23)   $  (0.15)   $  (0.55)
                                                                   ========    ========    ========    ========

Shares used in computing pro forma net income (loss) per share,
   basic and diluted (1)                                             16,547      11,498      13,869      10,889
                                                                   ========    ========    ========    ========

(1)  Calculation of pro forma shares, basic and diluted:

Shares used in computing net loss per share attributable to
   common shareholders, basic and diluted                            15,302      11,498      13,869       9,695

Adjustment to reflect the assumed conversion of preferred stock           -           -          -        1,194
                                                                   --------    --------    --------    --------
Shares used in computing pro forma net-loss per share, basic and
   diluted                                                           15,302      11,498      13,869      10,889
                                                                               ========    ========    ========
Adjustment to reflect dilutive shares for pro forma net income        1,245         n/a         n/a         n/a
                                                                   --------
Shares used in computing pro forma net income per share, diluted     16,547
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

Forward Looking Statements

This Report on Form 10-Q contains "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Report on Form 10-Q that are not historical facts. When used in this Report on Form 10-Q, the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should" or "will" or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include those discussed below, as well as those discussed in our Registration Statements on Form S-1 as well as those discussed in our other reports and filings with the SEC. We disclaim any obligation to update information contained in any forward-looking statement.

Risk Factors

We have a history of losses and expect future losses.

     We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses attributable to common stockholders of $ 5.4 million for the six months ended June 30, 2000 and $6.2 million for the six months ended June 30, 1999. As of June 30, 2000, we had an accumulated deficit of $61.9 million. We expect that we will incur additional losses in 2000.

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

     Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. While we consistently attempt to improve our design development, and manufacturing processes to eliminate or reduce the possibility of potential defects, from time to time, we discover product defects from either design or manufacturing quality perspective. To date, we have not experienced any significant loss from such defects nor do we believe that defects discovered during this or previous quarters could cause orders for our products to be canceled or delayed, reduce revenue, or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time in order to develop new product designs. We cannot assure you that we would be successful in addressing any manufacturing or design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our business, financial condition and results of operations.

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

     For the three and six months ended June 30, 2000, 53% and 92%, respectively, of net sales came from 10 customers. Although the customer mix varies from quarter to quarter, we are dependent upon continued revenue from our major customers. As a result, any material delay, cancellation or reduction of orders from these major customers could cause our sales to decline significantly. Some of these customers individually accounted for more than 10% of our net sales in the first half of 2000. TriGem InfoComm, Corp., Darwin Networks and I-Quest Corporation accounted for 33%, 14%, and 10%, respectively, of our net sales in the first half of 2000. There is no guarantee that we will be able to retain any of our major customers or any other accounts. In addition, our customers may materially reduce the levels of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

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

     In June 1999, we acquired PublicPort, Inc., in November 1999, we acquired Vintel Communications, Inc., in February 2000, we acquired FreeGate Corporation, in April 2000, we acquired certain assets of OneWorld Systems, Inc., and in May 2000, we acquired a United Kingdom based holding company Xstreamis, plc. We will need to overcome significant issues in order to realize any benefits from these transactions. These issues include:

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

     Sales to customers outside of the United States accounted for approximately 53.8% and 18.5% of revenue for the six months ended June 30, 2000 and 1999, respectively. There are a number of risks arising from our international business, including:

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

Our charter, bylaws, retention and change of control plans and Delaware law contain provisions that could delay or prevent a change in control.

     Certain provisions of our charter and bylaws and our retention and change of control plans ("the Plans") may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. The provisions of the charter and bylaws and the Plans could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The Plans provide for severance payments and accelerated option vesting in the event of termination of employment following a change of control. The provisions of the charter and bylaws, and the Plans, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Future sales of our common stock could depress our stock price.

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of July 15, 2000, we had 15,622,252 shares outstanding. Of these shares, 15,183,115 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.


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

     None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 17, 2000 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters:
(i) the election of three Class II directors for terms of three years expiring in 2003, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. The stockholders elected management's nominees as the Class II directors in an uncontested election and ratified the appointment of the independent auditors by the following votes, respectively:

     (i)    Election of Class II directors for terms expiring in 2003:

                                                Votes For        Votes Withheld
                                                ----------       --------------
Neal Douglas................................     9,757,269           12,343
George Middlemas............................     9,757,269           12,343
Matthew Taylor..............................     9,757,269           12,343

     The Company's Board of Directors is currently comprised of nine members who are divided into three classes with overlapping three-year terms.

     (ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:


     Votes For              Votes Against              Abstentions
-------------------   -------------------------   ---------------------
      9,757,626                6,781                      5,105

Item 5.   INFORMATION OTHER

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

2.1 Agreement and Plan of Reorganization dated as of October 15, 1999, by and among Tut Systems, Inc., Vintel Acquisition Corp., and Vintel Communications, Inc. (3)
2.2 Agreement and Plan of Reorganization dated as of June 8, 1999, by and among Tut Systems, Inc. Public Port Acquisition Corporation, and Public Port, Inc. (2)
2.3 Agreement and Plan of Reorganization dated as of November 16, 1999, by and among Tut Systems, Inc., Fortress Acquisition Corporation and FreeGate Corporation. (4)
2.4 Asset Purchase Agreement by and between Tut Systems, Inc. and OneWorld Systems, Inc. dated as of February 3, 2000. (5)
2.5 Amendment No. 1 to Asset Purchase Agreement by and between Tut Systems, Inc. and One World Systems, Inc. dated as of February 17, 2000. (5)
2.6 Agreement for the sale and purchase of the entire issued share capital of Xstreamis Plc, by and among Tut Systems, Inc. the shareholders of Xstreamis Plc, and Philip Corbishley. (6)
3.1 Restated Certificate of Incorporation of Registrant, as currently in effect. (1)
3.2       Second Amended and Restated Certificate of Incorporation of
          Registrant. (1)
3.3       Bylaws of Registrant. (1)
4.1       Specimen Common Stock Certificate. (1)
10.1      Executive Retention and Change of Control Plan.
10.2      Non-Executive Retention and Change of Control Plan.
10.3 Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.
27.1      Financial Data Schedule.
______
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(5) Incorporated by reference to our Annual Report on Form 10K dated February 23, 2000.
(6) Incorporated by reference to our Current Report on Form 8-K dated June 9, 2000.

          (b)  Reports on Form 8-K

The Company filed the following Current Reports on Forms 8-K during the quarter ended June 30, 2000:

          Current Report on 8-K dated June 9, 2000, included information related to Tut's acquisition of Xstreamis plc on May 26, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TUT SYSTEMS, INC.

Date: July 27, 2000

                                   /s/ Nelson Caldwell
                                   _____________________________________________
                                   Nelson Caldwell
                                   Vice President, Finance and Chief
                                   Financial Officer (Principal Financial
                                   and Accounting Officer and Duly
                                   Authorized Officer)

                                 EXHIBIT INDEX
                                 -------------
Exhibit
Number

2.1 Agreement and Plan of Reorganization dated as of October 15, 1999, by and among Tut Systems, Inc., Vintel Acquisition Corp., and Vintel Communications, Inc. (3)
2.2 Agreement and Plan of Reorganization dated as of June 8, 1999, by and among Tut Systems, Inc. Public Port Acquisition Corporation, and Public Port, Inc. (2)
2.3 Agreement and Plan of Reorganization dated as of November 16, 1999, by and among Tut Systems, Inc., Fortress Acquisition Corporation and FreeGate Corporation. (4)
2.4 Asset Purchase Agreement by and between Tut Systems, Inc. and OneWorld Systems, Inc. dated as of February 3, 2000. (5)
2.5 Amendment No. 1 to Asset Purchase Agreement by and between Tut Systems, Inc. and One World Systems, Inc. dated as of February 17, 2000. (5)
2.6 Agreement for the sale and purchase of the entire issued share capital of Xstreamis Plc, by and among Tut Systems, Inc. the shareholders of Xstreamis Plc, and Philip Corbishley. (6)
3.1 Restated Certificate of Incorporation of Registrant, as currently in effect. (1)
3.2  Second Amended and Restated Certificate of Incorporation of Registrant. (1)
3.3  Bylaws of Registrant. (1)
4.1  Specimen Common Stock Certificate. (1)
10.1 Executive Retention and Change of Control Plan.
10.2 Non-Executive Retention and Change of Control Plan.
10.3 Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.
27.1 Financial Data Schedule.
______
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(5) Incorporated by reference to our Annual Report on Form 10K dated February 23, 2000.
(6) Incorporated by reference to our Current Report on Form 8-K dated June 9, 2000.