Form 10-Q
period 2000-09-30
TUT SYSTEMS INC
filed 2000-11-14
CIK 878436

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

                     Commission File Number:  000 - 25291

                               TUT SYSTEMS, INC.
                               -----------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                        94-2958543
--------                                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           5964 W. Las Positas Blvd., Pleasanton, California  94588
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (925) 490-3900
                                                           --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ]No [   ]

As of October 31, 2000, 15,894,718 shares of the Registrant's Common Stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999..............................................   1

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and
         September 30, 1999.................................................   2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 and September 30, 1999........   3

         Notes to Unaudited Condensed Consolidated Financial Statements.....   4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  24

Item 2.  Changes in Securities and Use of Proceeds..........................  24

Item 3.  Defaults Upon Senior Securities....................................  24

Item 4.  Submission of Matters to a Vote of Security Holders................  24

Item 5.  Other Information..................................................  24

Item 6.  Exhibits and Reports on Form 8-K...................................  25

                               TUT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                          September 30,      December 31,
                                                                              2000              1999
                                                                          -------------     -------------

                                  ASSETS
Current assets:
    Cash and cash equivalents                                               $  14,268         $  13,405
    Short-term investments                                                    107,175            18,831
    Accounts receivable, net of allowance for doubtful accounts
      of $543 and $335 in 2000 and 1999, respectively                          30,643            11,742
    Inventories, net                                                           22,267             8,401
    Prepaid expenses and other                                                 14,388             3,746
                                                                            ---------         ---------
      Total current assets                                                    188,741            56,125
    Property and equipment, net                                                10,636             3,476
    Investments ($3,000 of which is restricted, Note 7)                        11,358                 -
    Intangibles and other assets                                               48,658             5,755
                                                                            ---------         ---------
      Total assets                                                          $ 259,393         $  65,356
                                                                            =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                                                      $  15,311         $   5,859
      Accrued liabilities                                                       7,720             3,551
      Line of credit                                                                -             1,529
      Deferred revenue                                                          1,093               770
                                                                            ---------         ---------
        Total current liabilities                                              24,124            11,709
    Deferred revenue, net of current portion                                    1,682             2,125
    Other liabilities                                                             323                 -
                                                                            ---------         ---------
        Total liabilities                                                      26,129            13,834
                                                                            ---------         ---------

    Commitments and contingencies (Note 7)

    Stockholders' equity:
      Common stock,  $0.001 par value, 100,000 shares authorized,
        15,867 and 11,941 shares issued and outstanding in
        2000 and 1999, respectively                                                16                12
    Additional paid in capital                                                298,088           108,969
    Deferred compensation                                                      (1,668)             (972)
    Accumulated other comprehensive income                                        162                 -
    Notes receivable from stockholders                                           (820)                -
    Accumulated deficit                                                       (62,514)          (56,487)
                                                                            ---------         ---------
        Total stockholders' equity                                            233,264            51,522
                                                                            ---------         ---------
        Total liabilities and stockholders' equity                          $ 259,393         $  65,356
                                                                            =========         =========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                            Three months ended       Nine months ended
                                                               September 30,           September 30,
                                                           --------------------    --------------------
                                                             2000        1999        2000        1999
                                                           --------    --------    --------    --------
Revenues:
    Product                                                $ 27,922    $  7,579    $ 64,431    $ 15,887
    License and royalty                                         645         685       1,624       1,278
                                                           --------    --------    --------    --------
      Total revenues                                         28,567       8,264      66,055      17,165
                                                           --------    --------    --------    --------
Cost of goods sold:
    Product                                                  15,064       4,341      35,435       9,501
    License and royalty                                           -           -           -           3
                                                           --------    --------    --------    --------
      Total cost of goods sold                               15,064       4,341      35,435       9,504
                                                           --------    --------    --------    --------
Gross margin                                                 13,503       3,923      30,620       7,661
                                                           --------    --------    --------    --------
Operating expenses:
    Sales and marketing                                       5,559       2,678      15,163       7,536
    Research and development                                  4,950       2,008      12,181       5,367
    General and administrative                                3,361       1,108       8,077       3,110
    In-process research and development                           -           -         800           -
    Amortization of intangibles                               2,528           -       5,088           -
    Noncash compensation expense                                114         114         342         342
                                                           --------    --------    --------    --------
      Total operating expenses                               16,512       5,908      41,651      16,355
                                                           --------    --------    --------    --------
Loss from operations                                         (3,009)     (1,985)    (11,031)     (8,694)
Interest expense                                                (10)       (152)       (459)       (467)
Interest income and other                                     2,408         571       5,464       1,587
                                                           --------    --------    --------    --------
Loss before income taxes                                       (611)     (1,566)     (6,026)     (7,574)
Income tax expense                                                -           -           1           1
                                                           --------    --------    --------    --------
Net loss                                                       (611)     (1,566)     (6,027)     (7,575)
Dividend accretion on preferred stock                             -           -           -         235
                                                           --------    --------    --------    --------
Net loss attributable to common stockholders               $   (611)   $ (1,566)   $ (6,027)   $ (7,810)
                                                           ========    ========    ========    ========

Net loss per share attributable to common stockholders,
    basic and diluted (Note 3)                             $  (0.04)   $  (0.13)   $  (0.42)   $  (0.75)
                                                           ========    ========    ========    ========

Shares used in computing net loss per share attributable
    to common stockholders, basic and diluted (Note 3)       15,751      11,670      14,519      10,360
                                                           ========    ========    ========    ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TUT SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                 ----------------------
                                                                                     2000         1999
                                                                                 ---------    ---------
Cash flows from operating activities:
   Net loss                                                                      $  (6,027)   $  (7,575)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   1,550          594
     Provision for allowance for doubtful accounts                                     208          145
     Provision for excess and obsolete inventory                                     1,475          513
     Noncash interest income                                                        (3,425)        (233)
     Noncash compensation expense                                                      342          342
     Amortization of intangible assets and noncash compensation                      7,178            -
     Write-off of in-process research and development                                  800            -
     Gain on sale of other assets                                                     (103)           -
     Change in assets and liabilities:
       Accounts receivable                                                         (19,809)      (5,614)
       Inventories                                                                 (15,140)      (1,510)
       Prepaid expenses and other assets                                            (9,222)      (1,244)
       Accounts payable and accrued liabilities                                     10,559        1,002
       Deferred revenue                                                               (559)         420
                                                                                 ---------    ---------
         Net cash used in operating activities                                     (32,173)     (13,160)
                                                                                 ---------    ---------
Cash flows from investing activities:
   Purchase of property and equipment                                               (7,961)      (1,728)
   Purchase of short-term and long-term investments
    (includes $3,000 of restricted funds)                                         (155,108)     (30,209)
   Purchase of other assets                                                         (4,501)           -
   Proceeds from maturities and sale of short-term investments                      58,831        6,500
   Proceeds from sale of other assets                                                  128            -
   Acquisition of business, net of cash acquired and purchased
     research and development                                                       (1,788)          76
                                                                                 ---------    ---------
         Net cash used in investing activities                                    (110,399)     (25,361)
                                                                                 ---------    ---------
Cash flows from financing activities:
   Payment on lines of credit                                                       (1,529)      (2,844)
   Proceeds from lines of credit                                                         -           34
   Proceeds from issuances of common stock, net                                    145,576       53,856
   Other                                                                              (612)           -
                                                                                 ---------    ---------
         Net cash provided by financing activities                                 143,435       51,046
                                                                                 ---------    ---------
         Net increase in cash and cash equivalents                                     863       12,525
Cash and cash equivalents, beginning of period                                      13,405        4,452
                                                                                 ---------    ---------
Cash and cash equivalents, end of period                                         $  14,268    $  16,977
                                                                                 =========    =========
Supplemental disclosure of cash flow information:
Noncash financing activities:
   Common stock issued in connection with FreeGate and Xstreamis acqusitions     $  41,118    $       -
                                                                                 =========    =========
   Accretion of preferred stock                                                  $       -    $     235
                                                                                 =========    =========
   Conversion of preferred stock to common stock                                 $       -    $  47,802
                                                                                 =========    =========
   Unearned compensation related to stock option grants                          $   1,865    $      -
                                                                                 =========    =========

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

2.   Basis of Presentation:

          The accompanying condensed consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations as of and for the three and nine months ended September 30, 2000 and 1999 and the Company's cash flows for the nine months ended September 30, 2000 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2000. The balance sheet as of December 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2000.

3.   Summary of Significant Accounting Policies:

Inventories
------------

          Inventories are stated at the lower of cost, using the standard cost method, or market.

Net Loss Per Share

          The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provision of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Options, warrants and shares of preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

                                                           Three months ended    Nine months ended
                                                              September 30,        September 30,
                                                           ------------------   -------------------
                                                             2000      1999       2000       1999
                                                           -------   --------   --------   --------
Net loss per share attributable to common stockholders,
    basic and diluted:
Net loss attributable to common stockholders               $  (611)  $ (1,566)  $ (6,027)  $ (7,810)
                                                           =======   ========   ========   ========

Net loss per share attributable to common stockholders,
    basic and diluted                                      $ (0.04)  $  (0.13)  $  (0.42)  $  (0.75)
                                                           =======   ========   ========   ========
Shares used in computing net loss per share attributable
    to common stockholders, basic and diluted               15,751     11,670     14,519     10,360
                                                           =======   ========   ========   ========

Antidilutive securities including options, warrants and
    preferred stock not included in net loss per share
    attributable to common stockholders' calculations        2,748      1,455      2,748      1,455
                                                           =======   ========   ========   ========

                               TUT SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (in thousands, except per share amounts)

3.   Summary of Significant Accounting Policies, continued:

Cash, cash equivalents, short-term investments and long-term investments

          Cash, cash equivalents, and short-term investments are stated at cost or amortized cost, which approximates fair value, and consist primarily of money market funds, commercial paper, US government agency notes, certificates of deposits and corporate bonds. The Company includes in cash and cash equivalents all highly liquid investments which mature within three months of their purchase date. Investments maturing between three and twelve months from the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates that designation as of each balance sheet date. As of September 30, 2000, the Company's short-term investments were classified as held-to-maturity as the Company intended to, and had the ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair market value. The estimated fair values of cash equivalents and short-term investments are based on quoted market prices.

          Long-term investments are stated at cost which approximates fair value and consists of US government agency notes and corporate bonds. Investments maturing greater than twelve months from the date of purchase are classified as long-term investments. The Company monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

Comprehensive Loss

          Comprehensive loss includes unrealized gains and losses on other assets and foreign currency translation adjustment that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive loss on an interim basis:

                                                Three months ended       Nine months ended
                                                   September 30,           September 30,
                                                ------------------       -----------------
                                                  2000      1999           2000     1999
                                                --------   -------       -------   -------
Net loss                                        $   (611)  $(1,566)      $(6,027)  $(7,575)
Unrealized gains on other assets                     177         -           177         -
Foreign currency translation adjustment              (15)        -           (15)        -
                                                --------   -------       -------   -------

Total comprehensive loss                        $   (449)  $(1,566)      $(5,865)  $(7,575)
                                                ========   =======       =======   =======

Impact of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," for fiscal 2001.

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

                               TUT SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (in thousands, except per share amounts)

    4.  Balance Sheet Components

                                        September 30,       December 31,
                                            2000                1999
                                        -------------       ------------

   Short-term investments:
       Commercial paper                 $      87,634       $          -
       US government agency notes               5,024                  -
       Certificates of deposits                 5,126              3,095
       Corporate bonds                          9,391             15,736
                                        -------------       ------------
                                        $     107,175       $     18,831
                                        =============       ============

   Long-term investments:
       US government agency notes       $       8,196       $          -
       Corporate bonds                          3,162                  -
                                        -------------       ------------
                                        $      11,358       $          -
                                        =============       ============

   Inventories, net:
       Finished goods                   $      16,120       $      6,731
       Raw material                             6,147              1,670
                                        -------------       ------------
                                        $      22,267       $      8,401
                                        =============       ============

   Prepaid expenses and other:
       Non-trade accounts receivable    $       7,987       $      1,324
       Prepaid expenses                         5,698              2,422
       Other                                      703                  -
                                        -------------       ------------
                                        $      14,388       $      3,746
                                        =============       ============

   Property and equipment:
       Leasehold improvements           $       5,539       $        469
       Computers and software                   5,367              2,661
       Test equipment                           3,008              1,795
       Office equipment                           666                631
                                        -------------       ------------
                                               14,580              5,556
       Less: accumulated depreciation
         and amortization                      (3,944)            (2,080)
                                        -------------       ------------
                                        $      10,636       $      3,476
                                        =============       ============

   Intangible and other assets:
       Goodwill                         $      34,298       $      1,446
       Completed technology and patents        10,580                  -
       Assembled workforce                      3,300                380
                                        -------------       ------------
                                               48,178              1,826
       Less: accumulated amortization          (5,129)               (17)
                                        -------------       ------------
       Net intangibles                         43,049              1,809
       Other                                    5,609              3,946
                                        -------------       ------------
                                        $      48,658       $      5,755
                                        =============       ============

                               TUT SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (in thousands, except per share amounts)

4.   Balance Sheet Components, continued:

                                                 September 30,  December 31,
                                                      2000          1999
                                                 -------------  ------------
           Accrued liabilities:
             Accrued compensation                $     2,359    $    1,488
             Accrued marketing costs                   1,015             -
             Accrued sales tax                           674             -
             Accrued warranty costs                      440             -
             Customer deposit                              -         1,000
             Other                                     3,232         1,063
                                                 -------------  ------------
                                                 $     7,720    $    3,551
                                                 =============  ============

5.   Royalty Obligation:

          The Company has acquired the rights, title and interests in two patents from a founder and stockholder of the Company. Under a previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2,500 as a lump sum payment for all its future royalty obligations, which the Company is amortizing ratably over five years. This period represents the estimated life of the patented technology. As of September 30, 2000, the balance of this payment remaining to be amortized was $1,700, $1,200 of which is included in other assets and $500 of which is included in prepaid expenses and other assets at September 30, 2000.

6. Follow on Offering, Initial Public Offering and Conversion of Redeemable Convertible Preferred Stock and Warrant:

          In January 1999, the Company completed its initial public offering and issued 2,875 shares of its common stock at a price of $18.00 per share. The Company received approximately $46,900 in cash, net of underwriting discounts, commissions and other offering costs. Additionally, prior to the initial public offering, a warrant to purchase 667 shares of Series G convertible preferred stock at an exercise price of $10.00 per share was exercised for approximately $6,700. Simultaneously with the closing of the initial public offering, all of the Company's convertible preferred stock and redeemable convertible preferred stock was automatically converted into an aggregate of 8,120 shares of common stock.

          In March 2000, the Company completed a follow-on offering and issued 2,500 shares of its common stock at a price of $60.00 per share. The Company received approximately $141,700 in cash net of underwriting discounts, commissions and other offering costs.

                               TUT SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (in thousands, except per share amounts)

7.   Commitments and Contingencies:

          The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire through 2002. On March 3, 1998, the Company extended its existing lease for its former headquarters location for three years beginning June 1, 1998 to May 31, 2001. In July 2000, the Company subleased this former headquarters location when the Company moved to its new headquarters in Pleasanton, California. During December 1998, the Company leased additional space for three years beginning June 1, 1998 to May 31, 2001. The additional lease contains an option to extend for an additional two years at a rate to be determined. In connection with the business combinations in 1999, the Company assumed operating leases which expire in April and December 2001.

          In July 2000, the Company relocated its principal administrative and engineering facilities from Pleasant Hill, California to Pleasanton, California. The lease for the Pleasanton facility expires April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,800. The letter of credit is collateralized by restricted funds in the amount of $3,000, which are included in long-term investments. The letter of credit is reduced annually by $250 provided the Company is not in default under the terms of the lease agreement.

8.   Segment Information:

          The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on location of customers:

                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                     -------------------     -------------------
                                       2000        1999        2000        1999
                                     -------     -------     -------     -------

          United States              $22,549     $ 4,177     $39,876     $11,501
          International:
            Korea                        498           -      12,791           -
            All other countries        5,520       4,087      13,388       5,664
                                     -------     -------     -------     -------
                                     $28,567     $ 8,264     $66,055     $17,165
                                     =======     =======     =======     =======

          Three customers accounted for 24%, 16% and 11%, respectively, of the Company's revenue for the three months ended September 30, 2000. In addition, three customers accounted for 19%, 13% and 12%, respectively, of the Company's revenue for the nine months ended September 30, 2000. For the three months and the nine months ended September 30, 1999, one customer accounted for more than 10% of the Company's revenue.

9.   Business Combinations:

          On February 14, 2000, the Company acquired FreeGate Corporation ("FreeGate") for a total of $25,500. The purchase price consisted of 511 shares of the Company's common stock and approximately 20 options to acquire the Company's common stock as well as acquisition related expenses, consisting primarily of investment advisory, legal and other professional fees. This acquisition was accounted for as a purchase business combination.

                               TUT SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    (in thousands, except per share amounts)

          The allocation of the purchase price was based on the estimated fair value of the goodwill and intangibles of $24,700 and in-process research and development of $800. The amounts allocated to intangibles were determined based on an appraisal completed by an independent third party using established valuation techniques.

          On May 26, 2000, the Company acquired Xstreamis, plc ("Xstreamis"), a United Kingdom based holding company, for a total of $19,800. The purchase price consisted of 439 shares of the Company's common stock and 11 options to acquire the Company's common stock, $100 in cash and $600 in acquisition related expenses, consisting primarily of legal and other professional fees. This acquisition was accounted for as a purchase business combination, and the name of the acquired company was changed to Xstreamis Limited.

          The Company is obligated to register the shares of common stock exchanged in the transaction and to maintain the effectiveness of the related registration statement until the earlier of an aggregate of ninety (90) days or the sale of all securities so registered. In addition, the Company is obligated to use commercially reasonable efforts to keep the registration statement effective for an aggregate of at least forty-five (45) days prior to January 1, 2001. In the event the registration statement is not effective for the specified time period the Company may be required to repurchase any unsold shares.

          The allocation of the purchase price was based on the estimated fair value of the goodwill and assembled workforce of $12,600 and completed technology of $7,200. The amounts allocated to the assembled workforce and to the completed technology were determined based on an appraisal completed by an independent third party using established valuation techniques.

          The following unaudited pro forma consolidated information gives effect to the acquisitions of FreeGate and Xstreamis as if they had occurred on January 1, 2000 and January 1, 1999, respectively, by consolidating the results of operations of FreeGate and Xstreamis with the results of operations of the Company for the three and nine months ended September 30, 2000 and 1999, respectively. The pro forma results exclude the $800 nonrecurring write-off of in-process research and development related to the FreeGate acquisition.

                                                                             Three months ended       Nine months ended
                                                                                September 30,           September 30,
                                                                            --------------------    --------------------
                                                                              2000        1999        2000        1999
                                                                            --------    --------    --------    --------
Revenue                                                                     $ 28,567    $  8,701    $ 66,146    $ 18,765
Net loss attributable to common stockholders                                $   (611)   $ (5,083)   $ (9,359)   $(16,832)
Net loss per share attributable to common stockholders, basic and diluted   $  (0.04)   $  (0.40)   $  (0.64)   $  (1.49)

          On April 28, 2000, the Company acquired certain assets of OneWorld Systems, Inc. for $2,400 in cash. The allocation of the purchase price was based on the fair market value of the assets at the date of acquisition of $300 of property and equipment and $2,100 of goodwill and assembled workforce.

          In August 2000, the Company entered into a nonbinding letter of intent to acquire ActiveTelco, Inc. ("ActiveTelco") Corporation for approximately $35,000, consisting of an aggregate of 340 shares of the Company's common stock and options to purchase shares of the Company's common stock as well as acquisition related expenses consisting primarily of legal and other professional fees. This transaction is expected to be treated as a purchase for accounting purposes. ActiveTelco provides an Internet telephony platform that enables Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

          In consideration for promises made in connection with ActiveTelco signing the letter of intent, the Company has agreed to make a loan to ActiveTelco in the amount of $500. The loan will bear interest at 7% per annum and matures one year from issuance. In the event that Tut withdraws from the Proposed Acquisition, the loan will be forgiven. In the event that ActiveTelco withdraws from the Proposed Acquisition, the loan shall become due and payable immediately.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties including but not limited to statements regarding customer and geographic mix, gross margins and operating costs and expenses. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in our Registration Statements on Form S-1, as filed with the SEC on September 20, 2000, and those discussed in our other reports and filings with the SEC. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

          We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access over the existing copper telephone infrastructure found in multi-tenant unit, or MTU, complexes, such as apartment buildings, hotels, business parks and commercial office buildings. Our systems enable service providers to deliver high speed Internet access, as well as enhanced capabilities, such as subscriber management, community based web pages, firewall protection and virtual private networking, as well as small business email and web servers.

          We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the multi-commercial unit, or MCU, market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the multi-dwelling unit, or MDU, market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite into additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market. During the first quarter of 2000, we commenced selling our OneGate Internet server appliances, acquired as a result of our FreeGate acquisition, to the MCU market.

          We generate revenue primarily from the sale of products and, to a lesser extent, through the licensing of our HomeRun technology. We recognize revenue from product sales upon shipment if collection of the resulting receivable is probable and product returns are reasonably estimated. Revenue on products shipped on a trial basis is recognized upon customer acceptance. Service revenue relating to customer maintenance fees for ongoing customer support is recognized ratably over the period of the contract. Our products generally carry a one year to two year warranty from the date of purchase. Estimated sales returns and warranty costs, based on historical experience by product, are recorded at the time revenue is recognized. License and royalty revenue consists of nonrefundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, the majority of our license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties based on products sold by our licensees. We do not expect that such license and royalty revenue will constitute a substantial portion of our revenue in future periods.

          Sales price reductions on some of our products may be necessary to remain competitive. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with cost reductions. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. There can be no assurance that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

          Sales to customers outside of the United States accounted for approximately 39.6% and 33.0% of revenue for the nine months ended September 30, 2000 and 1999, respectively and for approximately 21.1% and 49.5% of revenue for the three months ended September 30, 2000 and 1999, respectively. On average, we expect international sales to increase in absolute dollars in the future and to represent approximately one-third or less of our revenue. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by significant customers. To date, substantially all international sales have been denominated in U.S. dollars.

          We expect to continue to evaluate product line expansion and new product opportunities, engage in extensive research, development and engineering activities and focus on cost-effective design of our products. Accordingly, we will continue to make significant expenditures on sales and marketing, and research and development activities.

          In June 1999, we acquired PublicPort, Inc. in exchange for 168,679 shares of our common stock. This transaction was treated as a pooling of interests for accounting purposes. PublicPort was located in Ann Arbor, Michigan. PublicPort designed and developed subscriber management systems that enabled businesses in the MDU market to provide mobile computer users access to the public Internet or private corporate networks without having to reconfigure their computer's network access software.

          In November 1999, we acquired Vintel Communications, Inc. for $4.8 million, consisting of $500,000 cash, 116,370 shares of our common stock and approximately 40,000 options to acquire our common stock. This transaction was treated as a purchase for accounting purposes. Vintel was located in Oakland, California. Vintel designed and developed high-performance integrated service routers that allowed service providers to offer bundles of services, including voice-over-IP and high speed Internet services over a common IP infrastructure to customers in the MTU market.

          In February 2000, we acquired FreeGate Corporation for approximately $25.5 million, consisting of 510,931 shares of our common stock, approximately 19,600 options to acquire our common stock, and acquisition related expenses consisting primarily of investment advisory, legal and other professional fees. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of IP routing, firewall security, network address translation, secure remote access via virtual private networking, and email and web servers on a compact, PC-based platform.

          In April 2000, we acquired certain assets of OneWorld Systems, Inc. for approximately $2.4 million in cash. This transaction was treated as a purchase of assets for accounting purposes.

          In May 2000, we acquired Xstreamis Limited ("Xstreamis"), formerly Xstreamis, plc, for $19.8 million, consisting of 439,137 shares of our common stock, 10,863 options to acquire our common stock, $100,000 in cash and acquisition related expenses consisting primarily of legal and other professional fees. This transaction was treated as a purchase for accounting purposes. Xstreamis is located in the United Kingdom. Xstreamis provides policy-driven traffic management for high-performance, multimedia networking solutions including routing, switching and bridging functions.

          In August 2000, we entered into a nonbinding letter of intent to acquire ActiveTelco, Inc. for approximately $35 million, consisting of an aggregate of 340,000 shares and options to purchase shares of our common stock and acquisition related expenses consisting primarily of legal and other professional fees. This transaction is expected to be treated as a purchase for accounting purposes. ActiveTelco provides an Internet telephony platform that enables Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

          While we expect to derive benefits from sales of product lines acquired through some of these acquisitions and designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to sustain or expand sales of those products or complete the development and commercial deployment of products expected as a result of these acquisitions.

          Through these completed and anticipated transactions, we have added approximately 80 people to our workforce. The costs associated with personnel including rent for additional facilities and related general and administrative costs as well as costs associated with research and development, and sales and marketing activities will substantially increase our operating costs when compared to related costs expended in 1999.

          We have incurred net operating losses to date and, as of September 30, 2000, had an accumulated deficit of $62.5 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period to period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

          The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

                                                Three months ended        Nine months ended
                                                  September 30,             September 30,
                                                -----------------        ------------------
                                                 2000        1999         2000         1999
                                                -----------------        ------------------
Total revenues                                  100.0 %     100.0 %      100.0 %      100.0 %
Total cost of goods sold                         52.7        52.5         53.6         55.4
                                                -----       -----        -----        -----
    Gross margin                                 47.3        47.5         46.4         44.6
Operating expenses:
    Sales and marketing                          19.5        32.4         23.0         43.9
    Research and development                     17.3        24.3         18.4         31.3
    General administrative                       11.8        13.4         12.2         18.1
    In-process research and development           -           -            1.2          -
    Amortization of intangibles                   8.8         -            7.7          -
    Noncash compensation expenses                 0.4         1.4          0.5          2.0
                                                -----       -----        -----        -----
      Total operating expenses                   57.8        71.5         63.1         95.3
                                                -----       -----        -----        -----
Loss from operations                            (10.5)      (24.0)       (16.7)       (50.7)
Interest expense                                  -          (1.8)        (0.7)        (2.7)
Interest income and other                         8.4         6.9          8.3          9.2
                                                -----       -----        -----        -----
Loss before income taxes                         (2.1)      (18.9)        (9.1)       (44.2)
Income tax expense                                -           -            -            -
                                                -----       -----        -----        -----
Net loss                                         (2.1)      (18.9)        (9.1)       (44.2)
Dividend accretion on preferred stock             -           -            -            1.4
                                                -----       -----        -----        -----
Net loss attributable to common stockholders     (2.1)%     (18.9)%       (9.1)%      (45.5)%
                                                =====       =====        =====        =====

     Three and Nine Months Ended September 30, 2000 and 1999

          Revenue. We generate revenue primarily from the sale of products and, to a lesser extent, through the licensing of our HomeRun technology. Our total revenue increased to $28.6 million and $66.1 million for the three and nine months ended September 30, 2000, respectively, from $8.3 million and $17.2 million for the three and nine months ended September 30, 1999, respectively. The increase in 2000 was primarily due to an increase in sales of Expresso MDU products. License and royalty revenue was $0.6 million and $1.6 million for the three and nine months ended September 30, 2000, respectively, and $0.7 million and $1.3 million for the three and nine months ended September 30, 1999, respectively. There was one new license and royalty agreement signed in the second quarter of 2000. There were no similar agreements signed in the first and third quarters of 2000.

          Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Our cost of goods sold increased to $15.1 million and $35.4 million for the three and nine months ended September 30, 2000, respectively, from $4.3 million and $9.5 million for the three and nine months ended September 30, 1999, respectively. The increase in 2000 was primarily due to increased production of our Expresso MDU products. Our gross margin on an absolute basis increased to $13.5 million and $30.6 million for the three and nine months ended September 30, 2000, respectively, from $3.9 million and $7.7 million for the three and nine months ended September 30, 1999, respectively. Gross margin as a percentage of revenue was 47.3% and 46.4% of revenue for the three and nine months ended September 30, 2000, respectively, as compared to 47.5% and 44.6% of revenue for the three months and nine months ended September 30, 1999, respectively. The increase in gross margin as a percentage of revenue during the nine months ended
September 30, 2000 was primarily due to cost reductions related to our more mature Expresso MDU products. The slight decrease in gross margin as a percentage of revenue during the three months ended September 30, 2000 was primarily due to changes in product mix of revenues offset by cost reductions related to our more mature Expresso MDU products during the third quarter of 2000.

          Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade-shows, promotions, and outside services. Our sales and marketing expenses increased to $5.6 million and $15.2 million for the three and nine months ended September 30, 2000, respectively, from $2.7 million and $7.5 million for the three and nine months ended September 30, 1999, respectively. The increase in 2000 was primarily due to increased hiring of sales and marketing personnel. Additional increases were related to travel, attendance at trade shows, increases in personnel related to customer support activities and expanded efforts in international markets.

          Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $5.0 million and $12.2 million for the three and nine months ended September 30, 2000, respectively, from $2.0 million and $5.4 million for the three and nine months ended September 30, 1999, respectively. The increase in 2000 was primarily due to further development of the Expresso MDU products, development of HomeRun-related products, continued development of the subscriber management system portion of the Expresso MDU product line and development of the Company's IntelliPop platform. The research and development expenses of PublicPort, Vintel, FreeGate, and Xstreamis were consolidated with our expenses for the periods subsequent to the respective June 1999, November 1999, February 2000 and May 2000 acquisitions. Additionally, in the nine months ended September 30, 2000, we amortized $1.4 million of deferred compensation to research and development related to restricted stock granted to certain FreeGate and OneWorld employees. At September 30, 2000, approximately $1.0 million of deferred compensation related to the restricted stock granted to certain FreeGate and OneWorld employees remains to be amortized and is included as a reduction of equity in the balance sheet. We intend to recognize the expense ratably over the remaining period in which the restrictions lapse, currently estimated at ten and thirteen months each for FreeGate and OneWorld, respectively. We intend to increase our investment in research and development programs in future periods for the purpose of enhancing current products to provide advanced Internet service applications for both domestic and international markets, reducing the cost of current products, and developing and acquiring new products.

          General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel and legal, accounting and consulting fees. Our general and administrative expenses increased to $3.4 million and $8.1 million for the three and nine months ended September 30, 2000, respectively, from $1.1 million and $3.1 million for the three and nine months ended September 30, 1999, respectively. The increase in 2000 was primarily due to additions of administrative personnel and increases in other costs related to our growth. We intend to increase general and administrative expenditures and infrastructure costs as we expand our business.

          In-Process Research and Development. Amounts expensed as in-process research and development were $800,000 in the first quarter of 2000 and were related to in-process research and development purchased from FreeGate. There were no such costs in 1999. The fair value of such technology currently under development was determined by using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were typically derived from a weighted average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development life cycle. These risk factors are reflected in the discount rate used of 30%. We expect that the pricing model for products and intellectual property licenses related to our acquisition of FreeGate is considered standard within the high-technology communications industry. We do not expect, however, to achieve expense reductions as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated cost savings. Our estimated cost to complete technology at the time of acquisition was approximately $1.6 million. We have begun incorporating the acquired technology from this acquisition into products that we expect will begin to generate cash flows over the next six to nine months. Development of these technologies, however, remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competitive threats from numerous companies. Efforts to finalize development of the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could harm our business and operating results.

          Regarding our purchase of FreeGate, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition as they relate to the value of purchased in-process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects and revenue and expense projections once the products have entered the market.
There have been no product shipments to date from acquired technologies, therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product lifecycle. Failure to achieve the expected levels of revenue and net income from these products may negatively impact the return on investment expected at the time that the acquisition was completed.

          Amortization of Intangibles. Amortization of intangibles consists of the periodic amortization of intangible assets related to purchase acquisitions. These assets consist primarily of acquired workforce, completed technology, and goodwill and are amortized over their estimated useful lives of 3, 5, and 5 years, respectively. Amortization of intangibles was $2.5 million and $5.1 million for the three and nine months ended September 30, 2000, respectively, related to intangible assets acquired from Vintel, FreeGate, OneWorld and Xstreamis. There were no such costs in the three and nine months ended September 30, 1999.

          Noncash Compensation Expense. Noncash compensation expense in the three and nine months ended September 30, 2000 and 1999 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. Our noncash compensation expense was $114,000 and $342,000 for the three and nine months ended September 30, 2000 and 1999. We intend to recognize the remaining $630,000 in noncash compensation expense related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

          Interest Expense. Interest expense consists of interest expense associated with credit facilities. Our interest expense was $10,000 and $459,000 for the three and nine months ended September 30, 2000, respectively and $152,000 and $467,000 for the three and nine months ended September 30, 1999, respectively. The decrease in 2000 was primarily due to our paying down the principal owed on our credit facilities.

          Interest Income and Other. Interest income and other consists of interest income on cash balances and gains on investing activities, offset by losses on investing activities. Our interest income and other was $2.4 million and $5.5 million for the three and nine months ended September 30, 2000, respectively and $571,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively. The increase in 2000 was primarily due to interest income on higher average cash balances.

Liquidity and Capital Resources

          Since our inception, we have financed our operations primarily through the sale of equity securities. From inception through May 1998, we sold preferred equity securities for an aggregate of $46.2 million net of offering costs. In January 1999, we completed our initial public offering and issued 2,875,000 shares of our common stock at a price of $18.00. We received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. We also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share. In March 2000, we completed our follow-on offering and issued 2,500,000 shares of our common stock at a price of $60.00. We received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs.

          As of September 30, 2000, we had cash, cash equivalents, short-term and long-term investments of $132.8 million compared to $32.2 million as of December 31, 1999.

          The net increase in cash, cash equivalents and short-term and long-term investments of $100.6 million during the nine months ended September 30, 2000 resulted primarily from net proceeds of our follow-on offering of $141.7 million and $3.8 million of cash proceeds from the issuance of common stock related to stock options. This increase was offset by a use of cash in operating activities of $32.2 million, the purchase of property and equipment of $8.0 million, the purchase of other assets of $4.5 million which includes the acquisition of OneWorld assets for $2.4 million, and the payoff of borrowings under a credit facility of $1.6 million.

          In the first quarter of 2000, we entered into a lease for administrative and engineering facilities. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.8 million. The letter of credit is collateralized by restricted funds in the amount of $3.0 million, which are included in long-term investments as of September 30, 2000. The letter of credit is reduced annually by $250,000 provided we are not in default under the terms of the lease agreement.

          For future periods, we generally anticipate significant increases in working capital on a period to period basis primarily as a result of planned increased product sales and higher relative levels of inventory. We will also continue to expend significant amounts on property and equipment related to the expansion of systems infrastructure and office equipment to support our growth. We also expect to continue to expend significant amounts on lab and test equipment to support on-going research and development efforts.

          We believe that our cash, cash equivalents and short-term and long-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

          During the three and nine months ended September 30, 2000 and 1999, we incurred non-cash expenses related to dividend accretion and purchase acquisitions, including amortization of intangibles and write-off of in-process research and development. The table below sets forth, for the periods presented, supplemental information concerning our operating results which excludes these non-cash charges. We believe that the exclusion of these non-cash items from net income is a widely accepted indicator of our historical financial performance. The accompanying supplemental financial information is presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles. This measure of profitability as defined herein may not be comparable to similarly titled measures reported by other companies. The Statements of Operations data has been derived from interim unaudited financial statements.

                                                                           Three months ended       Nine months ended
                                                                              September 30,           September 30,
                                                                          --------------------    --------------------
                                                                            2000        1999        2000        1999
                                                                          --------    --------    --------    --------
Computation of alternative measure of net income (loss) per share:
   Net loss attributable to common stockholders                           $   (611)   $ (1,566)   $ (6,027)   $ (7,810)
   Adjustments for certain noncash expenses related to
     purchase and acquisition and dividend accretion:
     Amortization of intangibles                                             2,528           -       5,088           -
     In-process research and development                                         -           -         800           -
     Dividend accretion of preferred stock                                       -           -           -         235
                                                                          --------    --------    --------    --------
   Net income (loss) under alternative measure                            $  1,917    $ (1,566)   $   (139)   $ (7,575)
                                                                          ========    ========    ========    ========

   Net income (loss) per share under alternative measure                  $   0.11    $  (0.13)   $  (0.01)   $  (0.68)
                                                                          ========    ========    ========    ========

Shares used in computing alternative measure net income
   (loss) per share, basic and diluted (1)                                  17,346      11,670      14,519      11,152
                                                                          ========    ========    ========    ========
(1)   Calculation of alternative measure shares, basic and diluted:
Shares used in computing net loss per share attributable to
   common stockholders, basic and diluted                                   15,751      11,670      13,869      10,360

Adjustment to reflect the assumed conversion of preferred stock                  -           -           -         792
                                                                          --------    --------    --------    --------
Shares used in computing alternative measure net income (loss)
   per share, basic                                                         15,751      11,670      14,519      11,152
                                                                          --------    --------    --------    --------

Adjustment to reflect dilutive shares for alternative measure
   net income                                                                1,595           -           -           -
                                                                          --------    --------    --------    --------

Shares used in computing alternative measure net income (loss)
   per share, diluted                                                       17,346      11,670      14,519      11,152
                                                                          ========    ========    ========    ========

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

Impact of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," for fiscal 2001.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our management believes that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

Risk Factors

          YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS PROSPECTUS, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING" STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

We have a history of losses and expect future losses.

          We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses attributable to common stockholders of $6.0 million for the nine months ended September 30, 2000 and $7.8 million for the nine months ended September 30, 1999. As of September 30, 2000, we had an accumulated deficit of $62.5 million. We expect that we will continue to incur losses in 2000. We may incur losses in future periods as well.

To achieve or sustain profitability, we must increase sales of our Expresso products, reduce manufacturing costs and successfully introduce enhanced versions of our existing and new products.

          We may never achieve or sustain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun technology and software products. We intend to continue increasing certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. We cannot assure you that we will generate a sufficient level of revenue to offset these expenditures, or that we will be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general administrative functions are, in the short term, relatively fixed. Our ability to increase revenue or achieve profitability in the future will primarily depend on our ability to increase sales of our Expresso products, reduce manufacturing costs and successfully introduce and sell enhanced versions of our existing products and new products.

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

Changes in capital markets may negatively impact our business.

          Due to recent changes in the capital markets including increased volatility in equity markets and tightening of lending in the credit markets, we believe that our accounts receivable are exposed to a greater risk that customers will alter their payment practices to conserve capital. These changes may lead to increases in outstanding receivables, longer payback periods and increased risk of default. We also believe that certain of our customers will alter their deployment plans to meet the constraints imposed by changes in the capital markets. If we are not able to increase sales to other customer segments and/or sales are otherwise delayed, we may experience volatility in expected sales growth patterns which would increase the risk of declining sales growth in any particular quarter.

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

          The majority of our annual sales come from a small number of our customers. Our 10 largest customers accounted for 78% of net sales for the nine months ended September 30, 2000 and 62% of net sales in 1999. Because we are dependent upon continued revenue from our 10 largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. Trigem Infocomm, Inc., Reflex Communications, Inc. and Darwin Networks, Inc. accounted for 19%, 13% and 12%, respectively, of our net sales for the nine months ended September 30, 2000. Rycom CCI, Inc. accounted for more than 10%, respectively, of our annual net sales in 1999. There is no guarantee that we will be able to retain any of our 10 largest customers or any other accounts. In addition, our customers may materially reduce the levels of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

We depend on contract manufacturers to manufacture all of our products and rely upon them to deliver high-quality products in a timely manner.

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

          We currently purchase all of our raw materials and components used in our products through our contract manufacturers. Components are purchased pursuant to purchase orders based on forecasts, but neither we nor our contract manufacturers have any guaranteed supply arrangements with these suppliers. The availability of many of these components is dependent in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers were unable to obtain a sufficient supply of components from current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. For example, we are experiencing, and may continue experiencing in the future, difficulty obtaining flash memory. Resulting delays and reductions in product shipments could damage customer relationships and could harm our business, financial condition or results of operations. In addition, any increases in component costs that are passed on to our customers could reduce demand for our products.

We rely on third parties to test all of our products and a failure to adequately control quality could harm our business.

          Substantially all of our products are assembled and tested by our contract manufacturers. Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any quality assurance problems could increase the costs of manufacturing, assembling or testing our products and could harm our business, financial condition and results of operation. Moreover, defects in products that are not discovered in the quality assurance process could damage customer relationships and result in product returns or liability claims, each of which could harm our business, financial condition and results of operations.

We purchase several key components from single or limited sources and could lose sales if these sources fail to fill our needs.

          We currently purchase all of the raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supply from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx. Our products are also dependent on various sole source offerings from Dallas Semiconductor, Intel, Metalink US, Motorola, Oki Semiconductor, Osicom Technologies, SaRonix, Siemens and Wind River Systems. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, obtaining these components from other sources could take a substantial period of time which could cause us to redesign our products or could disrupt our operations and harm our business in any given period.

Our market is subject to rapid technological change and if we do not address these changes, our products will become obsolete, harming our business and ability to compete.

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

          We must also continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. To remain competitive we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. We may have only a limited amount of time to penetrate certain markets and we cannot assure you that we will be successful in achieving widespread acceptance of our products before competitors offer products and services similar or superior to our products. Any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors. In addition, when we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products.

          These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

Our success depends on continued market acceptance of our Expresso products.

          We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso products and to expand offerings of the Expresso product line in the MDU and MCU markets and to further penetrate these markets. Historically, the majority of our Expresso products have been sold into the MDU market. Our future success depends on the ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end users about the benefits of our Fast Copper technology, including HomeRun and LongRun, and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The continued success of our Expresso products will also depend on the ability of our service provider customers to market and sell high-speed data services to end users. We cannot assure you that our Expresso products will achieve or maintain broad commercial acceptance within the MDU market, MCU market, or in any other market we enter.

The market in which we operate is highly competitive and we may not be able to compete effectively.

          The market for multi-service broadband access systems is intensely competitive and we expect that this market will become increasingly competitive in the future. Our most immediate competitors include 3Com, Cisco, Copper Mountain, Elastic Networks, Paradyne and a number of other public and private companies. Many of these competitors are offering or may offer technologies and services that directly compete with some or all of our high-speed access products and related software products. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

          Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we do and we can give you no assurance that we will be able to compete effectively in our target markets. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. In addition, our HomeRun licensees may sell products based on our HomeRun technology to our competitors or potential competitors. This licensing may cause an erosion in the potential market for our products. We cannot assure you that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully. This competition could result in price reductions, reduced profit margins and loss of market share, which could harm our business, financial condition and results of operations.

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

          In June 1999, we acquired PublicPort, Inc., in November 1999, we acquired Vintel Communications, Inc., and in February 2000, we acquired FreeGate Corporation. In addition, in April 2000, we acquired certain assets of OneWorld Systems, Inc., and in May 2000 we acquired Xstreamis, plc, a United Kingdom based holding company. In August 2000, we announced a non-binding letter of intent to acquire ActiveTelco, Inc. We will need to overcome significant issues in order to realize any benefits from these transactions. These issues include:

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

          . the potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

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

          Our growth has placed, and in the future may continue to place, a significant strain on our engineering, managerial, administrative, operational, financial and marketing resources and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage our anticipated growth, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third parties. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

We depend on international sales for a significant portion of our revenue, which could subject our business to a number of risks.

          Sales to customers outside of the United States accounted for approximately 39.6% and 33.0% of revenue for the nine months ended September 30, 2000 and 1999, respectively and for approximately 21.1% and 49.5% of revenue for the three months ended September 30, 2000 and 1999, respectively. There are a number of risks arising from our international business, including:

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

          . reduced protection for intellectual property rights in some countries; and

          .    currency fluctuations.

          We expect sales to customers outside of the United States to continue to account for a significant portion of our revenue. However, we can give you no assurance that foreign markets for our products will not develop more slowly than currently anticipated. Any failure to increase sales to customers outside of the United States could harm our business, financial condition and results of operations.

          We also expend product development and other resources in order to meet regulatory and technical requirements of foreign countries. We are depending on sales of our products in these foreign markets in order to recoup the costs associated with developing products for these markets.

Fluctuations in currency exchange rates may harm our business.

          All of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers and reduce demand for our products. We anticipate that foreign sales will generally continue to be invoiced in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. As we expand our current international operations, however, we may allow payment in foreign currencies and exposure to losses in foreign currency transactions may increase. To reduce this exposure, we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange related losses.

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

          Our future success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 20 United States patents and have 18 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

          We depend on the performance of Matthew Taylor, our Chief Technical Officer, and Salvatore D'Auria, our President, Chief Executive Officer and Chairman of the Board, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with the majority of our executive officers and we only maintain a "key person" life insurance policy on Matthew Taylor. We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. We cannot assure you that we will be able to do so.

We or our suppliers and customers may have been adversely affected by the transition to the Year 2000 in a manner that is not yet apparent.

          Although it is now past January 1, 2000 and February 29, 2000 and we have not experienced any adverse impact from the transition to the Year 2000, we cannot assure you that we or our suppliers and customers have not been affected in a manner that is not yet apparent. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

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

          Certain provisions of our charter and bylaws and our retention and change of control plans (the "Plans") may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. The provisions of the charter and bylaws and the Plans could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The Plans provide for severance payments and accelerated option vesting in the event of termination of employment following a change of control. The provisions of the charter and bylaws, and the Plans, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Future sales of our common stock could depress our stock price.

          Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2000, we had 15,866,917 shares outstanding. Of these shares, 15,284,141 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We place our investments with high credit issuers almost entirely in short-term securities with maturities of three to twelve months. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to this type of foreign exchange risk.

                          Part II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.  OTHER INFORMATION

          None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1 Agreement and Plan of Reorganization dated as of October 15, 1999, by and among Tut Systems, Inc., Vintel Acquisition Corp., and Vintel Communications, Inc. (3)
          2.2 Agreement and Plan of Reorganization dated as of June 8, 1999, by and among Tut Systems, Inc. Public Port Acquisition Corporation, and Public Port, Inc. (2)
          2.3 Agreement and Plan of Reorganization dated as of November 16, 1999, by and among Tut Systems, Inc., Fortress Acquisition Corporation and FreeGate Corporation. (4)
          2.4 Asset Purchase Agreement by and between Tut Systems, Inc. and OneWorld Systems, Inc. dated as of February 3, 2000. (5)
          2.5 Amendment No. 1 to Asset Purchase Agreement by and between Tut Systems, Inc. and One World Systems, Inc. dated as of February 17, 2000. (5)
          2.6 Agreement for the sale and purchase of the entire issued share capital of Xstreamis, plc, by and among Tut Systems, Inc. the shareholders of Xstreamis, plc, and Philip Corbishley. (6)
          3.1 Restated Certificate of Incorporation of Registrant, as currently in effect. (1)
          3.2 Second Amended and Restated Certificate of Incorporation of Registrant. (1)

          3.3       Bylaws of Registrant. (1)
          4.1       Specimen Common Stock Certificate. (1)
          27.1      Financial Data Schedule.
                    --------
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(5) Incorporated by reference to our Annual Report on Form 10-K dated February 23, 2000.
(6) Incorporated by reference to our Current Report on Form 8-K dated June 9, 2000.

     (b)  Reports on Form 8-K.

          The Company filed the following Current Reports on Forms 8-K during the quarter ended September 30, 2000:

               Amendment No. 1 to Current Report on 8-K/A dated August 8, 2000, to amend the Current Report filed on June 9, 2000, which included information related to the Company's acquisition of Xstreamis, plc on May 26, 2000. The Company indicated in such report that it would file certain financial statements by amendment, as permitted under Item 7 of Form 8-K. The purpose of this amendment was to include such financial statements.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TUT SYSTEMS, INC.
Date: November 14, 2000
                              /s/ NELSON CALDWELL
                              --------------------------------------------------
                              Nelson Caldwell
                              Vice President, Finance and Chief
                              Financial Officer (Principal Financial
                              and Accounting Officer and Duly
                              Authorized Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number

2.1 Agreement and Plan of Reorganization dated as of October 15, 1999, by and among Tut Systems, Inc., Vintel Acquisition Corp., and Vintel Communications, Inc. (3)
2.2 Agreement and Plan of Reorganization dated as of June 8, 1999, by and among Tut Systems, Inc. Public Port Acquisition Corporation, and Public Port, Inc. (2)
2.3 Agreement and Plan of Reorganization dated as of November 16, 1999, by and among Tut Systems, Inc., Fortress Acquisition Corporation and FreeGate Corporation. (4)
2.4 Asset Purchase Agreement by and between Tut Systems, Inc. and OneWorld Systems, Inc. dated as of February 3, 2000. (5)
2.5 Amendment No. 1 to Asset Purchase Agreement by and between Tut Systems, Inc. and One World Systems, Inc. dated as of February 17, 2000. (5)
2.6 Agreement for the sale and purchase of the entire issued share capital of Xstreamis, plc, by and among Tut Systems, Inc. the shareholders of Xstreamis, plc, and Philip Corbishley. (6)
9.1 Restated Certificate of Incorporation of Registrant, as currently in effect. (1)
9.2       Second Amended and Restated Certificate of Incorporation of
          Registrant. (1)
9.3       Bylaws of Registrant. (1)
4.1       Specimen Common Stock Certificate. (1)
27.1      Financial Data Schedule.
------
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(5) Incorporated by reference to our Annual Report on Form 10-K dated February 23, 2000.
(6) Incorporated by reference to our Current Report on Form 8-K dated June 9, 2000.