Form 10-K
period 2000-12-31
TUT SYSTEMS INC
filed 2001-04-02
CIK 878436

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
  For the fiscal year ended December 31, 2000

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
  For the transition period from          to

                       Commission File Number: 000-25291

                                ---------------

                               TUT SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                 94-2958543
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

      5964 West Las Positas Blvd.
         Pleasanton, California                               94588
(address of principal executive offices)                    (zip code)

       Registrant's telephone number, including area code: (925) 460-3900

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 par value
                                                         (Title of Class)

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $130,349,604 as of December 31, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for December 29, 2000. There were 15,910,796 shares of the Registrant's Common Stock issued and outstanding on December 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TUT SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

ITEM NO.

PART I

  1.   BUSINESS..........................................................    1
  2.   FACILITIES........................................................   11
  3.   LEGAL PROCEEDINGS.................................................   12
  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   12

PART II

  5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
        MATTERS..........................................................   13
  6.   SELECTED CONSOLIDATED FINANCIAL DATA..............................   14
  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.............................................   15
  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   35
  8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........   36
  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.............................................   61

PART III

  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................   61
  11.  EXECUTIVE COMPENSATION............................................   61
  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   61
  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   61

PART IV

  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K.........................................................   61

                                     PART I

                IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report on Form 10-K that are not historical facts. When used in this Annual Report on Form 10-K, the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should" or "will" or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include those set forth in Part II, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

ITEM 1. BUSINESS

Overview

   Our principal executive offices are located at 5964 West Las Positas Boulevard, Pleasanton, California 94588. Our telephone number is (925) 460-3900. We were incorporated in California in August 1983, began operations in August 1991, and reincorporated in Delaware in September 1998.

   We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access to multi-tenant buildings. We use our proprietary FastCopper technologies to deliver cost-effective, scalable and easy to deploy solutions that exploit the underutilized bandwidth of copper telephone wires within these buildings. Our products also provide service providers with enhanced capabilities such as subscriber management, bandwidth management, plug and play installation, portal redirection, internet protocol address management, or IP address management, service authorization and network address translation. In addition, we recently introduced our IntelliPOPTM product which utilizes our proprietary Signature SwitchTM technology and is designed to allow service providers to manage and guarantee bandwidth and service performance across applications such as IP telephony, virtual private networking, or VPN networking, videoconferencing, video-on-demand, file transfer and Internet access and to efficiently configure IntelliPOP for the delivery of these services according to the unique market requirements of multi-tenant building owners and end-user subscribers on an individual or collective basis. Our systems and related services are designed with the specific requirements of the multi-tenant unit, or MTU, market in mind and enable service providers in this market to increase their revenue by providing additional services and increase customer retention through bundled service offerings.

Industry Background

 Increasing Demand for High-Speed Internet Access

   In recent years, there has been a dramatic increase in demand by businesses and consumers for high-speed data access to the Internet and to private corporate networks. This demand is being driven by the growth in users who are accessing networks for a variety of applications, including communications via the Internet and corporate intranets, electronic commerce, and telecommuting. This growth is projected to continue to increase rapidly over the next several years. As an example of the growth in high-speed access, the Vertical Systems Group has projected that total digital subscriber line, or DSL, connections in the United States will increase from 560 thousand in 1999 to over 7.7 million in 2003. Vertical Systems Group also projected that worldwide DSL connections would grow from 637 thousand in 1999 to over 16 million in 2003.

   To meet this increasing need for high-speed access, telecommunications service providers have significantly upgraded both backbone and local networks with broadband fiber optic facilities and high-speed switches, routers, and multiplexers. In some cases, these service providers are bringing fiber optic links all the way to residential neighborhoods or to the basements of commercial office buildings. In addition, other service providers are building wireless broadband access networks using recently available radio spectrum, or are using hybrid fiber coaxial cable networks that are traditionally used to provide cable TV service. Service providers may also use the copper-based infrastructure of an incumbent local exchange carrier, or ILEC, or a government controlled post, telephone and telegraph company, or PTT, to offer DSL-based services. These new networks offer speeds more than 20 times faster than today's 56 kbps dial-up modems.

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

   The MTU market can be separated into two markets: residential and commercial. The residential MTU market, also known as the multi-dwelling unit, or MDU, market, consists primarily of apartments, hotels, and university dormitories. Data from the U.S. Census Bureau indicates that the domestic apartment market totals over 21 million individual tenant units, with 9 million of these units being located in buildings or complexes of 50 or more units. Data from the U.S. Department of Commerce indicates that the domestic hotel market consists of 1.7 million rooms, with 1.4 million rooms in buildings of more than 100 rooms. We believe that these larger buildings and complexes are the initial target for high-speed Internet access. The commercial MTU market, also known as the multi-tenant commercial unit, or MCU, market, represents office complexes and other business-related facilities. According to data from Torto Wheaton Research, there is more than 2.5 billion square feet of rentable commercial office space in the 54 largest metropolitan markets across the United States.

 MTU Market Characteristics

   Since the demand for high-speed Internet access has increased significantly over the last couple of years, we believe that owners and managers of apartments, hotels and commercial properties have begun to view high-speed Internet access as a critical enhanced service for their residents, guests and tenants. There is demand from owners of MTU complexes and buildings to offer Internet access and other broadband services as an amenity that effectively attracts and retains occupants, thereby increasing revenue and profitability.

   Given the complexity and cost of deploying broadband services, many property owners prefer to outsource ownership, installation, operation and management of high-speed Internet solutions to an MTU-focused service provider. In exchange for granting a service provider the ability to market and provide telecommunications services to their properties, these MTU owners have an opportunity to offer new Internet-enabled services and to potentially share in some of the service revenues generated from their buildings. These services enable on-line reservation of building amenities, community message boards, e-commerce and electronic payment of rent.

   A set of specialized service providers and divisions of incumbent service providers have emerged over the last few years to fill the growing demand for high-speed Internet service to the MTU market. While high-speed Internet access is the primary service delivered by these service providers today, we believe that the delivery of multiple services, such as high-speed corporate networking, packet voice and IP video, will be the key to meeting future customer needs and driving service provider profitability through bundled service offerings. The MTU market is attractive to these service providers because of the efficiency of delivering multiple services, often on an exclusive basis, to a geographically concentrated and demographically similar customer base.

 Infrastructure Requirements for MTU Service Providers

   Service providers marketing to MTU owners and tenants typically concentrate their networks, as well as sales and marketing efforts within major metropolitan areas. In each local service area, a service provider will locate a metropolitan point-of-presence, or metro POP, that will concentrate high-speed, last mile access links from multiple MTUs, provide value-added services such as web hosting and e-mail, manage subscriber access, centralize billing, and provide an efficient link to backbone Internet or intranet networks.

   The high-speed links from a service provider's metro POP to individual MTU buildings or complexes may consist of local T1 facilities sourced from an ILEC, xDSL facilities sourced from a competitive local exchange carrier, or CLEC, or self-provisioned fiber, coaxial cable, or radio facilities.

   Once broadband access is brought to the MTU, another broadband distribution network needs to be created within the building to bring the offered services to tenants. Alternatives for creating this network include rewiring the building with Category 5 copper wire for Ethernet, laying a new fiber-based infrastructure or reusing the copper infrastructure that is already in place to provide telephone service. Rewiring with Category 5 wire or laying new fiber links can be prohibitively expensive on a per-subscriber basis because in most cases a service provider will only have demand from a limited number of tenants in the building, yet the entire building will need to be rewired to accommodate future and changing requirements. Similarly, carrier class DSL access multiplexers, known as DSLAMs, which are designed to serve hundreds of subscribers over the existing telephone wires, are prohibitively expensive when only serving a limited number of tenants.

   We believe that service providers for the MTU market require systems that:

  . deliver reliable high-quality broadband access services in a cost effective manner;

  . are easy to deploy and provision, and are economically scalable from as few as four subscribers in small buildings to hundreds of subscribers in large complexes;

  . support and manage the bandwidth for multiple services such as voice, video, and VPN networking so as to maximize both the network infrastructure and the sales, marketing and operations infrastructure of the service provider; and

  .  are remotely controlled, maintained and upgraded as required.

   We believe that systems with these characteristics enable service providers to increase their revenue by providing additional services and increase customer retention through bundled service offerings.

The Tut Systems Solution

   We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access over the existing copper telephone infrastructure found in MTU complexes, such as apartment buildings, hotels, business parks and commercial office buildings. Our systems also provide service providers with enhanced capabilities such as subscriber management, bandwidth management, plug and play installation, portal redirection, IP address management, service authorization and network address translation. Our systems are designed with the specific requirements of the MTU market in mind and provide the following benefits to our customers:

  . Reliable, high performance, cost-effective, broadband access. Our access products use our proprietary FastCopper technology to exploit the underutilized bandwidth of existing MTU infrastructures by reducing the noise, radio frequency interference and signal cross talk inherent in high-speed data transmission over copper telephone wires. Our technology enables cost-effective Ethernet LANs to be quickly implemented over these telephone wires, without interfering with existing telephone service that may be running over these same wires. Our proprietary
     HomeRun technology has been adopted as the first generation standard for home networking over copper telephone wires by the Home Phone Network Alliance, or HomePNA, and is licensed to leading semiconductor, computer hardware and consumer electronics manufacturers. Our proprietary LongRun technology is similar in operation to our HomeRun technology, but provides higher performance in the presence of noise and cross-talk, and transmits over longer distances than HomeRun.

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

  . Multiple value-added, revenue-enhancing services. Our Expresso SMS 2000 and Expresso OCS systems provide plug-and-play functionality, subscriber management, community web pages, credit card billing and other functions for the MDU market. When used to provide high-speed Internet access to hotel guests, the Expresso SMS 2000 system interfaces with our Expresso MDU system to provide a simple plug-and-play experience for the guest without disturbing normal phone service or requiring computer reconfiguring by the guest. Our recently introduced IntelliPOP product is designed to allow service providers to manage and guarantee bandwidth and service performance across applications such as IP telephony, VPN networking, videoconferencing, video-on-demand, file transfer and Internet access and to efficiently configure the delivery of these services according to the unique market requirements of multi-tenant building owners and end-user subscribers on an individual or collective basis.

  . Our recently introduced IntelliPOP product is designed to allow service providers to manage and guarantee bandwidth and service performance across applications such as IP telephony, VPN networking, videoconferencing, video-on-demand, file transfer and Internet access and to efficiently configure the delivery of these services according to the unique market requirements of multi-tenant building owners and end-user subscribers on an individual or collective basis.

  . Our products use industry-standard protocols for interoperability with third-party systems and are based on industrial-grade computing platforms for continuous industry-driven improvements in price and performance.

Strategy

   Our objective is to be the dominant provider of advanced multi-service broadband access systems that exploit the large existing infrastructure of copper telephone wires within multi-tenant complexes, such as apartment buildings, hotels, office buildings, business parks, university dormitories and other buildings. Key elements of our business strategy are as follows:

   Facilitate Rapid Growth in MDU Markets. We market our Expresso MDU and related products to service providers that are focused on the residential MDU market and can benefit from highly-scalable Internet access solutions with low initial deployment costs. We actively work with our customers both to deploy systems in additional properties as well as to facilitate the adoption of broadband access services by tenants in buildings in which our systems are already deployed. We intend to continue to focus our direct sales and marketing efforts on establishing additional customer relationships with large MDU service providers. In addition, we intend to reach smaller service providers through our network of value added resellers, or VARs, and systems integrators.

   Accelerate Penetration in MCU Markets. We plan to accelerate our penetration of the commercial MCU market with our IntelliPOP system that has been designed to offer speeds greater than 10 Mbps over single-pair, telephone-grade wire. Using a patent-pending Signature Switch architecture, IntelliPOP is designed to allow service providers to quickly and cost-effectively deliver multiple, high-performance broadband services through classification and prioritization of device and/or application-specific network traffic. IntelliPOP is currently being evaluated by several potential customers.

   Enhance the Service Capabilities Provided by our Products and Systems. By adding higher-level features and functions above the basic data transport layer, such as subscriber management, network address translation, traffic prioritization, bandwidth limiting, IP telephony and VPN networking support to our product line, we enable our service provider customers to expand the range of services that they can market and deploy to their customers. Service providers, in turn, can leverage their sales and marketing efforts, reduce customer turnover, and have a higher revenue-to-cost portfolio of services. We intend to lower the total cost of system ownership for our customers by reducing manufacturing costs, expanding the self-provisioning features of our systems, and enhancing network management capabilities. In addition, we expect to utilize technology obtained from our FreeGate, Xstreamis and ActiveTelco acquisitions in the further development of our IntelliPOP product platform.

   Expand International Presence. We believe that our Expresso and IntelliPOP product lines, which have been developed in conformance with international standards, can serve a substantial market for high-speed data access products outside of the United States. We are adding personnel in several key international markets and are actively seeking to add new international distributors who focus on the MTU market.

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

   HomeRun creates a cost-effective Ethernet LAN over the random topology of home telephone wires, without disturbing existing telephone service and/or G.lite asymmetrical DSL, or G.lite ADSL, service running simultaneously over these same wires. With HomeRun, multiple devices can share peripherals and/or a single high-speed Internet access connection on a 1 Mbps Ethernet LAN. HomeRun supports Internet connections through integrated services digital network, or ISDN, or xDSL wireline technologies, a wireless modem or a cable modem. LongRun shares similar modulation techniques with HomeRun, but operates at lower baseband frequencies to provide improved performance in the presence of intra-system crosstalk and coverage of longer distances that may be found in many apartment, hotel, and university dormitory complexes. HomeRun is designed to operate at distances up to 500 feet, while LongRun is intended to operate at distances up to 2,500 feet.

   The following products are based in part on this FastCopper technology foundation and are augmented by additional technologies that allow for enhanced capabilities:

 Expresso System Platforms

   Our Expresso MDU products are designed to be used by ILECs, PTTs, CLECs and other service providers to provide high-speed advanced data services to large numbers of end users over private copper network infrastructures. Expresso MDU is AC-powered and, when integrated with our HomeRun or LongRun technology, provides owners of private copper networks with an easy to deploy and scalable means to distribute high-speed data access to tenants over the copper telephone wires found in MTUs. In addition, we offer our Expresso GS system, which is DC-powered and intended for use by service providers to serve last mile applications using xDSL technologies.

   An Expresso MDU or Expresso GS system consists of a compact, modular central-site shelf with a simple network management protocol, or SNMP, management card, optional switching, multiplexing and wide-area network, or WAN, interface cards, and up to 17 xDSL, HomeRun or LongRun line cards. The 10 1/2 inch high system is available with two mounting options, either 19 inches wide for data center and international installations or 23 inches wide for telephone company installations.

   Each Expresso MDU and Expresso GS shelf can support up to 136 line-side subscriber connections, making the Expresso MDU and Expresso GS platforms among the highest density xDSL platforms in the industry. Multiple Expresso MDU and Expresso GS shelves can be interconnected via 10 or 100Base-T Ethernet connections, allowing the systems to accommodate hundreds of subscribers on a common WAN interface.

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

 Expresso MDU Lite

   To provide service to small apartment buildings spread across a garden-style complex in which there is no central wiring point, we developed the Expresso MDU Lite and the Expresso LongRun MDU Lite. The former is intended for domestic and international markets, while the latter is primarily intended for international markets. The Expresso MDU Lite contains either eight ports of HomeRun or eight ports of LongRun. Multiple units may be connected together to support more than eight subscribers and these units may be connected back to a central point via LongRun copper-based products, coax-based cable modems, or radio-based modems.

 Expresso GS

   For local loop applications, we offer the Expresso GS system, which consists of xDSL line cards connected to MXL-2300 series routers. The MXL-2300 series routers, when used with a synchronous DSL, or SDSL, 2.3 line card, will provide access at 2.3 Mbps. Our dynamic SmartWire SDSL rate adaptation enables all subscribers to be served at the highest attainable speeds over each loop. Through Expresso's All-Rate DSL feature, a service provider can offer tiered access services in increments of 64 Kbps to meet the varying bandwidth and price requirements of each subscriber. Expresso's All-Rate DSL feature also allows service providers to offer a low cost, low bandwidth, entry level service that can expand to higher bandwidth capabilities as each subscriber's need for bandwidth expands. Our MXL-2300 routers provide a standard 10Base-T interface for connection to users' PCs or LANs.

 Expresso SMS 2000

   Our Expresso SMS 2000 and companion Expresso OCS system provide plug-and-play functionality, subscriber management, network address translation, credit card billing, and other functions for the MDU market. The compact 1 3/4 inch high Expresso SMS 2000 system runs on a Red Hat Linux operating system, is typically located on the premises of an MDU complex and supports up to 800 simultaneous user sessions per unit. The companion Expresso OCS operations center software is intended to be located at a metro POP or central network operations center. The Expresso OCS system is a software package that runs on a standard PC computing platform. Each Expresso OCS system can manage up to 300 remote Expresso SMS systems, providing central credit card billing interfaces, accounting records, and access to the accounting and policy data bases most often used by CLECs and Internet Service Providers, or ISPs.

 IntelliPOP System

   The recently introduced IntelliPOP system, currently under evaluation by potential customers, includes the 5212 12-port Service Gateway and the 5101 Service Access Unit. A comprehensive Tut Management System is under development that will allow full utilization of the service management aspects of IntelliPOP. The IntelliPOP 5212 Service Gateway is a small service platform, less than two inches high, that combines the functionality of an edge router, a high-speed switch, and an access multiplexer with powerful bandwidth management tools to distribute multiple IP-based services to individual tenants throughout a small or mid-sized commercial building. The IntelliPOP 5212 Service Gateway incorporates 12 very high speed DSL-based, or VDSL-based, line-side ports, each of which can deliver up to 15 Mbps of symmetric bandwidth to a 5101 customer premises unit. The 5101 Service Access Unit includes two 10Base-T ports for interfacing to a variety of end-user devices and/or networks.

   Subsequent versions of IntelliPOP are under development that will incorporate higher access speeds, higher port capacities, and features specifically tailored for the apartment and hospitality markets.

 XL Products

   We use our FastCopper technology, along with commercially available components, to build high-speed data access products. In the XL600 product series, we applied our noise reduction and signal processing expertise to build a 10Mbps, 600 foot Ethernet LAN extension product to operate over a single pair of copper telephone wires. For other XL products, we pioneered the use of rate adaptive SDSL technology in products that extend transmission distances up to 24,700 feet without the use of repeaters. For HomeRun, we developed a proprietary modulation technique to transmit high-speed data signals over the random tree and branch networks typically found in single family homes. In the XL 4000 product, we applied our noise reduction and signal processing expertise to enable a 10 Mbps Ethernet LAN extension at distances up to 4,000 feet over a single copper pair.

Customers and Markets

   We target our development, marketing and sales efforts to service providers in both the MDU and MCU markets.

 MDU Market

   Service providers, including ILECs, PTTs, CLECs, ISPs and multiple system operators for the cable industry, can recognize substantial economies of scale by providing high-speed services to MDU tenants from a single point of service. MDUs include apartment complexes, hotels, university dormitories and military housing complexes. We believe that the potential international MDU market represents a strategic opportunity for us.

   Our potential customers in the MDU market include both service providers who seek to sell services to MDU tenants and owners of MDU complexes who seek to offer advanced amenities to their tenants, increase property value, and/or gain additional revenue from the property. Our Expresso SMS 2000 system has been designed with features to specifically address the needs of this market. Among our Expresso MDU customers throughout most of the calendar year 2000 were CAIS, Inc., Darwin Networks, Inc., I-Quest Corporation, Reflex Communications, Inc., and Velocity HSI, Inc. Abrupt changes in the capital markets have led each of these companies to narrow the focus of their market activities and severely curtail previous levels of operations including their deployment of our product. In the case of Darwin Networks, Inc., in January 2001, they filed for

Chapter 11 bankruptcy protection. In the case Reflex Communications, Inc., in March 2001, they filed for Chapter 7 bankruptcy protection. We also saw a fall off in sales to customers in the Korean market, including sales to TriGem InfoComm, as a result of regulatory and other changes within that marketplace. As a result, we are depending more heavily on the development of our relationships with other international customers and the business divisions of ILECs, CLECs and PTTs.

 MCU Market

   For some time there have been service providers focused on delivering voice services to tenants in multi-tenant commercial buildings, but over the last few years, a new class of service providers and business divisions of ILECs and PTTs have emerged that plan to use broadband IP-based infrastructures to provide a wide array of bundled services, including high-speed Internet access, email, web hosting, firewall protection, local and long distance voice, and business TV to tenants in multi-tenant commercial buildings. These MCU service providers are demanding a low-cost, multi-service, broadband platform on which to deliver this array of services to the small and medium size businesses that tend to locate in MCUs. Among our current MCU customers are Cygcom Integrated Technologies, Inc., Newcom Americas, Inc., Rikei Corporation and Rycom CCI, Inc.

   The initial version of our IntelliPOP system has been designed to specifically address the needs of the MCU market in terms of performance, size, and ease of installation. We believe that IntelliPOP incorporates the high-speed access technologies, high-performance processing technologies, and sophisticated bandwidth management techniques required by business end users. At the same time, the IntelliPOP Service Gateway is designed to be an easy-to-deploy rack-mountable or wall-mountable unit that is less than two inches high allowing for easy and cost-effective deployment in the smallest of multi-tenant buildings. Several existing and potential customers are currently evaluating the IntelliPOP product.

   For simple point-to-point applications, we market our XL products to domestic and international end users for LAN extensions over existing copper telephone wires. We have several hundred domestic and international customers for our XL product line.

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

   We are licensing our HomeRun technology to members of the HomePNA and others. In 1998, the HomePNA selected HomeRun as the initial specification for a home networking standard. The founding members of the HomePNA were 3Com Corporation, Advanced Micro Devices, Inc., Agere Systems (assigned from Lucent Technologies, Inc.), AT&T Wireless Services, Broadcom Corporation (purchased Epigram Corporation), Compaq Computer Corporation, Conexant Systems, Inc., Hewlett-Packard Co., Intel Corporation, International Business Machines and Tut Systems. The HomePNA currently includes over 200 members.

Marketing, Sales and Customer Support

 Marketing

   We seek to increase demand for our products, expand company and product visibility in the market and establish cooperative marketing programs. In addition to customer-specific sales efforts, our marketing activities include attendance at major industry trade shows and conferences, such as NetWorld + InterOp, DSLcon, HiTech, National Multihousing Conference, and SuperComm, the distribution of sales and product literature, operation of a web site, advertising in trade journals and catalogs, direct marketing and ongoing communications with our customers, the press and industry analysts. As appropriate, we enter into cooperative marketing and/or development agreements with strategic partners that may include key customers, semiconductor manufacturers, radio, fiber, or cable equipment manufacturers, set-top box manufacturers, and others.

 Sales

   We sell our products through multiple sales channels in the United States, including a select group of regional VARs, systems integrators and distributors, data networking catalogs and directly to service providers. Internationally, we sell and market our products through sales agents, systems integrators and distributors. In 1999 and 2000, we established new sales channels in Canada, Europe, South America, Australia and Asia. In 1999, we opened a sales office in the United Kingdom. For the year ended December 31, 2000, we derived approximately 41% of our revenue from customers in international markets. We believe that our products can serve a substantial market for high-speed data access products outside of the United States.

 Customer Support

   We believe that consistent high-quality service and support is a key factor in attracting and retaining customers. Service and technical support of our products is coordinated by our customer support organization located in Pleasanton, California. Telecommunications and Networking Systems Engineers provide critical technical support to our customers. Our Systems Application Engineers, located in each of our sales regions, support pre- and post-sales activities. We also employ a nationwide third party support organization to handle inquiries from a large number of customers and provide first level telephone technical support and on-site installation and support services. Customers can also access technical information and receive technical support through the Internet.

 Research and Development

   Our research and development efforts are focused on enhancing our existing products and developing new products. Our research and development organization emphasizes early stage system engineering. The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies. Key elements of our research and development strategy include:

  . Core Designs. We seek to develop platform architectures and core designs that allow for cost-effective deployment and flexible upgrades that meet the needs of multiple markets and applications. These designs emphasize quick time to market and future cost reduction potential. The Expresso GS/MDU and IntelliPOP platforms are a direct result of this strategy.

  . Product Line Extensions. We seek to extend our existing product lines through product modifications and enhancements in order to meet the needs of particular customers and markets. Products resulting from our product line extension efforts include the Expresso MDU Lite.

  . Use of Industry Standard Components. Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods and lessen the risks inherent in new design. We maximize the use of third party software for operating systems and certain protocol stacks which allows our software engineers to concentrate on hardware-specific drivers, user interface software and advanced features.

  . New Technologies. We seek to enhance our product lines by incorporating additional xDSL technologies, such as VDSL, higher speed WAN interfaces and new network management software features. Our IntelliPOP suite of products currently under customer evaluation is designed to utilize technology from our FreeGate, Xstreamis and ActiveTelco acquisitions and to incorporate components of our existing products, technologies and designs. We also seek to develop new product capabilities through software upgrades to our Expresso SMS 2000 platform.

Manufacturing

   We do not manufacture any of our own products. We rely on contract manufacturers to assemble, test and package our products. We require ISO 9002 registration for these contract manufacturers as a condition of qualification. We audit each contractor's manufacturing process performance through audits, testing and inspections and monitor each contractor's quality through incoming testing and inspection of packaged products received from each contractor. In addition, we monitor the reliability of our products through in-house repair, reliability audit testing and field data analysis.

   We currently purchase all of our raw materials and components used in our products through our contract manufacturers. We and our contract manufacturers have experienced difficulty in obtaining some components used in our products. We forecast our product requirements to maintain sufficient product inventory to allow us to meet the short delivery times demanded by our large and diverse customer base, which is typically one to four days from receipt of order to shipment to the customer. However, because of recent changes in the industry, we have had to cancel certain finished goods and component orders which may have a negative impact on our ability to diversify our product manufacturing across a larger base of contract manufacturers. Our future success will depend in significant part on our ability to obtain manufacturing on time, at low costs and in sufficient quantities to meet demand.

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

   Although we believe that we currently compete favorably with respect to all of these factors, there can be no assurance that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future. Our principal competitors include or are expected to include Cisco Systems, Inc., Copper Mountain Networks, Inc., Elastic Networks, Inc., Paradyne Networks, Inc., and a number of other public and private companies. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than us. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than us. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced will not harm our business, financial condition and results of operations. In addition, some of our licensees may sell aspects of our technology to our competitors or potential competitors. These competitors may cause an erosion in the potential market for our products. This competition could result in price reductions, reduced profit margins and loss of market share, which would harm our business, financial condition and results of operations.

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

Proprietary Rights

   Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We currently hold 20 United States patents and have 24 United States patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. The steps taken by us in this regard may be inadequate to prevent misappropriation of our technology and our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any of these claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of those claims. No assurance can be given that any necessary licenses will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

Employees

   As of February 19, 2001, we employed 223 persons, including:

  . 23 in operations;

  . 75 in sales, marketing and customer support;

  . 88 in research and development; and

  . 37 in finance, administration, and information technology support.

   We also employ a number of contract employees, especially for technical publications and systems verification. None of our employees are represented by a labor union and we have experienced no work stoppages to date.

ITEM 2. FACILITIES

   Our principal administrative and engineering facilities are located in facilities totaling approximately 89,000 square feet located in Pleasanton, California. In addition, we lease sales and administrative facilities totaling approximately 2,600 square feet in Beaverton, Oregon, and engineering and administrative facilities totaling approximately 20,200 square feet in Sunnyvale, California. We also lease engineering facilities in Ann Arbor, Michigan. The lease for the Pleasanton facility expires in April 2007, with an option to renew for five years, the lease for the Oregon facility expires in March 2002, the lease for the Sunnyvale facility expires in August 2002 and the lease for the Ann Arbor facility expires in December 2001. We recently vacated offices in Pleasant Hill, California and Oakland, California. The lease for the Pleasant Hill facility expires in May 2001 and the lease for the Oakland facility expires in April 2001. We currently sublet certain of our facilities. We believe that our facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   Our common stock has been quoted on the Nasdaq National Market under the symbol "TUTS" since our initial public offering in January 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock, as reported on the Nasdaq National Market.

                                                                 High     Low
                                                                ------- -------
1999:
  First Quarter (from January 29, 1999)........................ $ 76.13 $ 39.75
  Second Quarter...............................................   70.19   38.00
  Third Quarter................................................   47.25   22.44
  Fourth Quarter...............................................   56.50   24.94
2000:
  First Quarter................................................   72.38   39.00
  Second Quarter...............................................   63.13   31.38
  Third Quarter................................................  115.50   55.44
  Fourth Quarter...............................................   79.25    6.16

   On March 19, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $3.81 per share. As of March 19, 2001, there were 16,241,973 shares of our common stock outstanding and approximately 276 holders of record of our common stock.

   We have not paid dividends in the past and we intend to retain earnings, if any, and will not pay dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

   On January 11, 2001, we issued 321,343 shares of our common stock and options to purchase 18,657 shares of our common stock to finance in part our acquisition of ActiveTelco, Inc. The issuance of the securities in this transaction was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   Our selected consolidated financial data set forth below as of December 31, 2000 and 1999, and for each of the three years ended December 31, 2000, are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this report. Our selected consolidated financial data set forth below as of December 31, 1998, 1997 and 1996 and for each of the two years ended December 31, 1998 are derived from our audited consolidated financial statements not included elsewhere herein. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere in this report.

                                         Years Ended December 31,
                               ------------------------------------------------
                                 2000       1999      1998      1997     1996
                               ---------  --------  --------  --------  -------
                                  (in thousands, except per share data)
                                               (unaudited)
Statement of Operations Data:
Total revenues...............  $  71,991  $ 27,807  $ 10,555  $  6,221  $ 4,454
Total cost of goods sold.....     69,983    15,459     5,809     3,228    2,198
                               ---------  --------  --------  --------  -------
Gross margin.................      2,008    12,348     4,746     2,993    2,256
                               ---------  --------  --------  --------  -------
Operating expenses:
  Sales and marketing........     19,945    10,523     8,462     5,147    3,068
  Research and development...     17,149     7,618     6,200     3,562    2,012
  General and
   administrative............     11,503     4,194     2,703     2,362    1,746
  In-process research and
   development...............        800     2,600       --        --       --
  Amortization of
   intangibles...............      7,623        52       --        --       --
  Noncash compensation
   expense...................        438       455     1,233     1,260      --
  Provision for doubtful
   accounts..................     22,546       235       104        13       37
                               ---------  --------  --------  --------  -------
    Total operating
     expenses................     80,004    25,677    18,702    12,344    6,863
                               ---------  --------  --------  --------  -------
Loss from operations.........    (77,996)  (13,329)  (13,956)   (9,351)  (4,607)
Other income (expense), net..      3,899     1,596       210       195      181
                               ---------  --------  --------  --------  -------
Loss before income taxes.....    (74,097)  (11,733)  (13,746)   (9,156)  (4,426)
Income tax expense...........          1         1         1         1        1
                               ---------  --------  --------  --------  -------
Net loss.....................    (74,098)  (11,734)  (13,747)   (9,157)  (4,427)
Dividend accretion on
 preferred stock.............        --        235     2,584     1,627    1,137
                               ---------  --------  --------  --------  -------
Net loss attributable to
 common stockholders.........  $ (74,098) $(11,969) $(16,331) $(10,784) $(5,564)
                               =========  ========  ========  ========  =======
Net loss per share
 attributable to common
 stockholders, basic and
 diluted.....................  $   (4.98) $  (1.12) $ (60.62) $ (59.36) $(37.51)
                               =========  ========  ========  ========  =======
Shares used in computing net
 loss per share attributable
 to common stockholders,
 basic and diluted...........     14,866    10,729       269       182      148
                               =========  ========  ========  ========  =======
                                               December 31,
                               ------------------------------------------------
                                 2000       1999      1998      1997     1996
                               ---------  --------  --------  --------  -------
                                              (in thousands)
                                               (unaudited)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments......  $ 102,614  $ 32,236  $  4,452  $ 10,285  $ 8,950
Working capital..............    110,920    44,416     7,173    11,066    8,357
Total assets.................    205,588    65,356    15,257    15,168   10,689
Redeemable convertible
 preferred stock and
 warrants....................        --        --     45,995    38,871   24,684
Long-term debt, net of
 current portion.............        --        --      4,262       140      190
Accumulated deficit..........   (130,585)  (56,487)  (44,434)  (28,103) (17,319)
Total stockholders' equity
 (deficit)...................    166,173    51,522   (41,839)  (26,444) (15,694)

   The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2000. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

                                               Quarter Ended
                  ------------------------------------------------------------------------------------------------------
                  Dec. 31,       Sep. 30,       Jun. 30,       Mar. 31,       Dec. 31,       Sep. 30,      Jun. 30,
                    2000           2000           2000           2000           1999           1999          1999
                  --------       --------       --------       --------       --------       --------      --------
                                   (in thousands, except per share data)
                                                (unaudited)
Total revenues    $ 5,936        $28,567        $21,014        $16,474        $10,642         $8,264        $5,010
Gross margin      (28,612)        13,503          9,780          7,337          4,687          3,923         2,089
Net loss
 attributable to
 common
 stockholders     (68,071)(/1/)     (611)(/2/)   (1,180)(/3/)   (4,236)(/4/)   (4,161)(/5/)   (1,566)(/6/)  (2,695)(/6/)
Net loss per
 share
 attributable to
 common
 stockholders,
 basic and
 diluted           $(4.28)(/1/)  $ (0.04)(/2/)  $ (0.08)(/3/)  $ (0.34)(/4/)  $ (0.35)(/5/)   $(0.13)(/6/)  $(0.23)(/6/)
Shares used in
 computing net
 loss per share
 attributable to
 common
 stockholders,
 basic and
 diluted           15,900         15,751         15,302         12,435         11,822         11,670        11,498
                  Mar. 31,
                    1999
                  -------------
Total revenues     $3,891
Gross margin        1,649
Net loss
 attributable to
 common
 stockholders      (3,547)(/7/)
Net loss per
 share
 attributable to
 common
 stockholders,
 basic and
 diluted           $(0.45)(/7/)
Shares used in
 computing net
 loss per share
 attributable to
 common
 stockholders,
 basic and
 diluted            7,872

--------
(/1/)Net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted include amortization of goodwill and purchased intangibles of $2,535. Alternative measure of net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted excluding these items were $(65,536) and $(4.12), respectively.
(/2/)Net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted include amortization of goodwill and purchased intangibles of $2,528. Alternative measure of net income attributable to common stockholders and net income per share attributable to common stockholders, basic excluding these items were $1,917 and $0.12, respectively. Alternative measure of net income per share attributable to common stockholders, diluted excluding these items was $0.11. Shares used in computing alternative measure net income per share, diluted was 17,346.
(/3/)Net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted include amortization of goodwill and purchased intangibles of $1,814. Alternative measure of net income attributable to common stockholders and net income per share attributable to common stockholders, basic and diluted excluding these items were $634 and $0.04, respectively. Shares used in computing alternative measure net income per share, diluted was 16,547.
(/4/)Net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted include in-process research and development expenses of $800 and amortization of goodwill and purchased intangibles of $746. Alternative measure of net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted excluding these items were $(2,690) and $(0.22), respectively.
(/5/)Net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted include in-process research and development expenses of $2,600 and amortization of goodwill and purchased intangibles of $52. Alternative measure of net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted excluding these items were $(1,509) and $(0.13), respectively.
(/6/)There were no items that would generate a difference between net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted, and alternative measure of net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted.
(/7/)Net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted include dividend accretion of preferred stock of $235. Alternative measure of net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted excluding this item were $(3,312) and $(0.32), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes included in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties including but not limited to statements regarding customer and geographic mix, gross margins and operating costs and expenses. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in our Registration Statements on Form S-1, as filed with the SEC on September 20, 2000, those discussed in our other reports and filings with the SEC and those discussed under "Additional Risk Factors That Could Affect Our Operating Results and the Market Price of Our Stock" elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

   We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access to multi-tenant buildings. We use our proprietary FastCopper technology to deliver cost-effective, scalable and easy to deploy solutions that exploit the underutilized bandwidth of copper telephone wires within these buildings. Our collection of FastCopper technologies includes HomeRun, which was selected as the initial specification for a home networking standard promoted by the HomePNA, and LongRun, a proprietary extension of HomeRun providing superior performance at longer distances. These technologies are deployed through our Expresso high-bandwidth access multiplexers and associated routers. In addition to our Expresso access multiplexers are our products that provide service providers with enhanced capabilities such as subscriber management, bandwidth management, IP address management, and network address translation. Recently, we introduced our IntelliPOP product line with proprietary Signature Switch technology. Our proprietary Signature Switch technology is designed to allow service providers to manage and guarantee bandwidth and service performance across applications such as IP telephony, VPN networking, videoconferencing, video-on-demand, file transfer and Internet access, and to efficiently configure IntelliPOP for the delivery of these services according to the unique market requirements of multi-tenant building owners and end-user subscribers on an individual or collective basis.

   We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the MCU market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the MDU market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite into additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market. During the first quarter of 2000, we commenced selling our OneGate Internet server appliances, acquired as a result of our FreeGate acquisition, to the MCU market. During the last quarter of 2000, our new IntelliPOP product was under evaluation by several potential customers.

   We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and the sale of our software products. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from service obligations included in product revenues is deferred and generally recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns, and warranty costs based on historical experience by product, are recorded at the time revenue is recognized. Our products generally carry a one year to two year warranty from the date of purchase. Estimated sales returns, and warranty costs based on historical experience by product, are recorded at the time revenue is recognized.

   License and royalty revenue consists of nonrefundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, the majority of our license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties based on products sold by our licensees. We do not expect that such license and royalty revenue will constitute a substantial portion of our revenue in future periods. With the introduction of our IntelliPOP product line, we expect that revenue from the sale of software products and maintenance fees will constitute a substantial portion of revenue in future periods.

   We expect that sales price reductions on some of our products will be necessary to remain competitive and to reduce relatively high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with cost reductions. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. There can be no assurance that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

   Sales to customers outside of the United States accounted for approximately 41.0%, 32.3% and 18.5% of revenue for the years ended December 31, 2000, 1999 and 1998, respectively. On average, we expect international sales to represent approximately one-half or less of our revenue. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been denominated in U.S. dollars.

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

   In November 1999, we acquired Vintel Communications, Inc. ("Vintel") for $4.8 million, consisting of $0.5 million cash, 116,370 shares of our common stock and 40,500 options to acquire our common stock. This transaction was treated as a purchase for accounting purposes. Vintel was located in Oakland, California. Vintel designed and developed high-performance integrated service routers that allowed service providers to offer bundles of services, including voice-over-IP and high speed Internet services over a common IP infrastructure to customers in the MTU market.

   In February 2000, we acquired FreeGate Corporation ("FreeGate") for approximately $25.5 million, consisting of 510,931 shares of our common stock, 19,707 options to acquire our common stock, and acquisition related expenses consisting primarily of investment advisory, legal, other professional fees and other assumed liabilities. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of IP routing, firewall security, network address translation, secure remote access via VPN networking, and email and web servers on a compact, PC-based platform.

   In April 2000, we acquired certain assets of OneWorld Systems, Inc. ("OneWorld") for approximately $2.4 million in cash. This transaction was treated as a purchase of assets for accounting purposes.

   In May 2000, we acquired Xstreamis Limited ("Xstreamis"), formerly Xstreamis, plc, for $19.6 million, consisting of 439,137 shares of our common stock, 10,863 options to acquire our common stock, $0.1 million in cash and $0.6 million in acquisition related expenses consisting primarily of legal and other professional fees. This transaction was treated as a purchase for accounting purposes. Xstreamis was located in the United Kingdom. Xstreamis provided policy-driven traffic management for high-performance, multimedia networking solutions including routing, switching and bridging functions.

   In January 2001, we acquired ActiveTelco, Inc. ("ActiveTelco") for approximately $4.9 million, consisting of an aggregate of 321,343 shares of the Company's common stock and 18,657 options to purchase shares of the Company's common stock and acquisition related expenses consisting primarily of legal, other professional fees, assumed ActiveTelco convertible notes in the amount of $0.7 million plus accrued interest and other assumed liabilities of approximately $1.1 million. This transaction is being treated as a purchase for accounting purposes. ActiveTelco was located in Fremont, California. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

   While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products or expand sales of those products which have already been completed. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. The related OneGate and other intellectual property acquired from FreeGate is being incorporated into the design of future products.

   Through these completed transactions, we have added approximately 80 people to our workforce. The costs associated with personnel including rent for additional facilities and related general and administrative costs as well as costs associated with research and development, and sales and marketing activities substantially increased our operating costs in fiscal year 2000 when compared to related costs expended in fiscal year 1999. In January 2001, we reduced our total workforce by 10% in efforts to control overall operating expenses in response to recent declines in and expected slowing of our sales growth.

   We have incurred net operating losses to date and, as of December 31, 2000, had an accumulated deficit of $130.6 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period to period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

   The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

                                                        Year Ended December
                                                                31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------  -------
   Total revenues.....................................   100.0%  100.0%   100.0%
   Total cost of goods sold...........................    97.2    55.6     55.0
                                                       -------  ------  -------
     Gross margin.....................................     2.8    44.4     45.0
                                                       -------  ------  -------
   Operating expenses:
     Sales and marketing..............................    27.7    37.8     80.2
     Research and development.........................    23.8    27.4     58.7
     General administrative...........................    16.0    15.1     25.6
     In-process research and development..............     1.1     9.4      --
     Amortization of intangibles......................    10.6     0.2      --
     Noncash compensation expenses....................     0.6     1.6     11.7
     Provision for doubtful accounts..................    31.3     0.8      1.0
                                                       -------  ------  -------
       Total operating expenses.......................   111.1    92.3    177.2
                                                       -------  ------  -------
   Loss from operations...............................  (108.3)  (47.9)  (132.2)
   Impairment of certain equity investments...........    (4.3)    --       --
   Interest expense...................................    (0.5)   (2.2)    (1.1)
   Interest income....................................    10.2     7.9      3.1
   Other income, net..................................     --      --       --
                                                       -------  ------  -------
   Loss before income taxes...........................  (102.9)  (42.2)  (130.2)
   Income tax expense.................................     --      --       --
                                                       -------  ------  -------
   Net loss...........................................  (102.9)  (42.2)  (130.2)
   Dividend accretion on preferred stock..............     --      0.8     24.5
                                                       -------  ------  -------
   Net loss attributable to common stockholders....... (102.9)% (43.0)% (154.7)%
                                                       =======  ======  =======

 Years Ended December 31, 2000, 1999 and 1998

   Revenue. We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and from the sale of software products. Our total revenue increased to $72.0 million for the year ended December 31, 2000 from $27.8 million for the year ended December 31, 1999, and from $10.6 million for the year ended December 31, 1998. Using a year-over-year comparison, the increases in 2000 and 1999 were primarily due to increased sales of our Expresso MDU products. However, during the fourth quarter of 2000, revenue growth slowed substantially due to several key customers who, in the latter part of the fourth quarter experienced a rapid deterioration in their ability to obtain additional capital and, as a result, severely curtailed or halted their purchases of our product, and also due to a fall-off in sales to the Korean market. This resulted in fourth quarter revenues of $5.9 million compared with revenues of $66.1 million for the first three quarters of 2000 in aggregate and $10.6 million for the fourth quarter of 1999. License and royalty revenue increased to $2.0 million for the year ended December 31, 2000, from $1.5 million for the year ended December 31, 1999, and from $0.8 million for the year ended December 31, 1998. The increase in 2000 was primarily due to increases in royalty payments. The increase in 1999 was primarily due to increases in up-front license fees recognized during the year and receipt of related royalty payments. There was one new license and royalty agreement signed during fiscal year 2000.

   Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Our cost of goods sold before provision for loss on purchase commitments and abandoned products increased to $42.8 million for the year ended December 31, 2000, from $15.5 million for the year ended December 31, 1999, and from $5.8 million for the year ended December 31, 1998. The increases in 2000 and 1999 were primarily due to increased production of our Expresso MDU products. Our gross margin before provision for loss on purchase commitments and abandoned products on an absolute basis increased to $29.2 million for the year ended December 31, 2000, from $12.3 million for the year ended December 31, 1999, and from $4.7 million for the year ended December 31, 1998. Gross margin before provision for loss on purchase commitments and abandoned products as a percentage of revenue decreased to 40.6% of revenue for the year ended December 31, 2000, from 44.4% of revenue for the year ended December 31, 1999, and from 45.0% of revenue for the year ended December 31, 1998. The decrease in gross margin before such provisions as a percentage of revenue in 2000 was due primarily to fourth quarter introductions of new products in the Expresso MDU product line which had lower than average gross margins, increases in inventory reserves related to estimated losses on custom built products and older product versions that were not upgraded in light of fourth quarter industry slowdowns, higher costs of scarce component parts which could not be offset by further product cost reductions, and fixed manufacturing costs which could not be reduced in correlation with the rapid decline of revenue in the fourth quarter. During the fourth quarter of 2000, we recognized a charge related to provision for loss on purchase commitments and abandoned product lines of $27.2 million. The provision covers estimated costs for the cancellation of inventory purchase commitments that resulted from industry slow downs of large scale deployments in the MTU market and actual costs for inventory of abandoned product lines no longer deemed essential to our core technologies in the future. The cost of these abandoned products was $8.2 million and included OneGate products, certain Expresso GS line cards and routers, and certain subscriber management software. This charge was included in cost of goods sold resulting in an overall gross margin of 2.8% for 2000. The decrease in gross margin as a percent of revenue in 1999 from 1998 was primarily due to the change in product mix, as we sold a larger percentage of Expresso products that had lower average gross margins than the XL products.

   Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions, and outside services. Our sales and marketing expenses increased to $19.9 million for the year ended December 31, 2000, from $10.5 million for the year ended December 31, 1999, and from $8.5 million for the year ended December 31, 1998. The increases in both 2000 and 1999 were primarily due to increased hiring of sales and marketing personnel. These increases were also due to travel, attendance at trade shows, as well as increases in personnel related to customer support activities and expanded efforts in international markets.

   Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $17.1 million for the year ended December 31, 2000, from $7.6 million for the year ended December 31, 1999, and from $6.2 million for the year ended December 31, 1998. The increase in 2000 was primarily due to further development of the Expresso MDU products, development of HomeRun-related products, continued development of the subscriber management system portion of the Expresso MDU product line and initial development of our IntelliPOP platform. The research and development expenses of FreeGate and Xstreamis were consolidated with our expenses for the periods subsequent to the respective February 2000 and May 2000 acquisitions. Additionally, in 2000 we amortized $2.0 million of deferred compensation and notes receivable to research and development related to restricted stock granted to certain FreeGate and OneWorld employees. Approximately $1.3 million of the remaining deferred compensation and notes receivable have been recorded as a reduction of equity in the balance sheet. We intend to recognize the expense ratably over the remaining period in which the restrictions lapse, currently estimated at eight and ten months for each of FreeGate and OneWorld, respectively. The increase in 1999 was primarily due to further development of the Expresso GS and Expresso MDU products, development of HomeRun-related products, enhancement of certain XL products, and continued development of the subscriber management system portion of the Expresso MDU product line. The research and development expenses of PublicPort and Vintel were consolidated with our expenses for the periods subsequent to the respective June 1999 and November 1999 acquisitions. We intend to increase investment in research and development programs in future periods for the purpose of enhancing current products to provide advanced Internet service applications for both domestic and international markets, reducing the cost of current products, and developing and acquiring new products.

   General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. Our general and administrative expenses increased to $11.5 million for the year ended December 31, 2000, from $4.2 million for the year ended December 31, 1999, and from $2.7 million for the year ended December 31, 1998. The increases in both 2000 and 1999 were primarily due to additions of administrative personnel and increases in other costs related to our growth. We intend to increase general and administrative expenditures and infrastructure costs as we expand our business.

   In-Process Research and Development. Amounts expensed as in-process research and development were $0.8 million in 2000 and $2.6 million in 1999 and were related to in-process research and development purchased from FreeGate and Vintel, respectively. There were no such costs prior to 1999.

   In-Process Research and Development, FreeGate. Amounts expensed as in-process research and development were $0.8 million for the year ended December 31, 2000 and were related to in-process research and development purchased from FreeGate. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from FreeGate to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

   In-Process Research and Development, Vintel. Amounts expensed as in-process research and development were $2.6 million for the year ended December 31, 1999 and were related to in-process research and development purchased from Vintel. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from Vintel to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

   Amortization of Intangibles. Amortization of intangibles consists of the periodic amortization of intangible assets related to the purchase acquisitions of Vintel, FreeGate, OneWorld and Xstreamis. These assets consist primarily of assembled workforce, completed technology and patents, and goodwill, and each are amortized over their estimated useful lives of three, five and five years, respectively. Amortization of intangibles increased to $7.6 million for the year ended December 31, 2000, from $0.1 million for the year ended December 31, 1999. There were no such costs in the year ended December 31, 1998. The increase in 2000 relates to the acquisitions completed in the year for FreeGate, OneWorld and Xstreamis and a full year of amortization of the Vintel acquisition completed in November 1999. The increase in 1999 relates to the Vintel acquisition.

   Noncash Compensation Expense. Noncash compensation expense in 2000 and 1999 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. Noncash compensation expense in 1998 primarily consisted of expenses related to the grant of a warrant to purchase up to 666,836 shares of common stock in consideration for technology endorsement, marketing and certain development support by Microsoft with respect to our HomeRun technology and related products. Noncash compensation expense in 1998 also consisted of the recognition of expense related to certain employee stock option grants. Our noncash compensation expense was $0.4 million, $0.5 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. We intend to recognize $0.3 million in additional expenses related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

   Provision for Doubtful Accounts. Provision for doubtful accounts consisted of the recognition of bad debt expense related to past due accounts receivable balances. The provision for doubtful accounts increased to $22.5 million for the year ended December 31, 2000, from $0.2 million for the year ended December 31, 1999, and from $0.1 million for the year ended December 31, 1998. The increase in 2000 was primarily due to provisions recorded on past due accounts receivable from several key customers who, during the latter part of the fourth quarter of 2000, experienced a rapid deterioration in their ability to obtain additional capital to fund their business models, declared their inability to make timely payments on their accounts, and, as of the date of this report, have not been able to demonstrate wherewithal to pay their outstanding account balances. In January 2001, one of these customers filed for Chapter 11 bankruptcy protection. In March 2001, another one of these customers filed for Chapter 7 bankruptcy protection. The other customers may be forced to follow similar protection options in the event capital funding does not materialize.

   Impairment of Certain Equity Investments. Impairment of certain equity investments consisted of the recognition of expense related to the write off of $3.1 million invested in three nonpublicly traded companies. The value of these investments was impaired due to uncertainty associated with the on-going viability of each of the businesses in the current network infrastructure industry. There was no such impairment of our equity investments in 1999 or 1998.

   Interest Expense. Interest expense consisted of interest expense associated with credit facilities. Our interest expense decreased to $0.4 million for the year ended December 31, 2000, from $0.6 million for the year ended December 31, 1999, and increased from $0.1 million for the year ended December 31, 1998. The decrease in 2000 was primarily due to our paying off the principal owed on our credit facilities. The increase in 1999 was primarily due to higher average principal owed on our credit facilities during fiscal 1999 as compared to fiscal 1998.

   Interest Income. Interest income consisted of interest income on our cash, investments and notes receivable balances, offset by the amortization of premiums paid on investments. Our interest income increased to $7.4 million for the year ended December 31, 2000, from $2.2 million for the year ended December 31, 1999, and from $0.3 million for the year ended December 31, 1998. The increases in 2000 and 1999 were primarily due to interest income on higher average cash and investment balances.

Liquidity and Capital Resources

   From our inception through January 1999, we have financed our operations primarily through the sale of preferred equity securities for an aggregate of $46.2 million net of offering costs. In January 1999, we completed our initial public offering and issued 2,875,000 shares of our common stock at a price of $18.00. We received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. We also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share. In March 2000, we completed our secondary offering and issued 2,500,000 shares of our common stock at a price of $60.00 and we received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs.

   As of December 31, 2000, we had cash, cash equivalents, and short-term investments of $102.6 million compared to $32.2 million as of December 31, 1999.

   The net increase in cash and cash equivalents of $33.9 million during the year ended December 31, 2000 resulted primarily from net proceeds from our secondary offering of $141.7 million and proceeds from the issuance of common stock related to stock options and employee stock purchases of $4.9 million. The increases in cash and cash equivalents from these sources were offset by uses in operating activities of $63.8 million, the purchase of property and equipment of $8.6 million, the purchase of investments and other assets, net of maturities and sales of investments, of $36.6 million, the payoff of borrowings under a credit facility of $1.5 million, the acquisition costs for FreeGate, OneWorld and Xstreamis of $1.8 million and other financing activities of $0.4 million.

   The net increase in cash and cash equivalents of $9.0 million during the year ended December 31, 1999 resulted primarily from net proceeds from our initial public offering of $46.9 million, net proceeds from the exercise of a warrant for convertible preferred stock of $6.7 million, proceeds from the issuance of common stock related to stock options and employee stock purchase plan of $0.7 million, and proceeds from the acquisition of Vintel of $0.4 million. The increases in cash and cash equivalents from these sources were offset by uses in operating activities of $19.8 million, the purchase of investments net of proceeds from sales and maturities of investments of $20.7 million, the purchase of property and equipment of $2.5 million, the payoff of borrowings under a credit facilities of $2.7 million.

   The net decrease in cash and cash equivalents of $0.9 million during the year ended December 31, 1998 resulted primarily from uses for operating activities of $12.7 million and the purchase of property and equipment of $1.0 million. These decreases in cash and cash equivalents were offset by proceeds from sales and maturities of short term investments net of purchases of short-term investments of $5.1 million, proceeds from the sale of preferred securities of $3.8 million and borrowings from credit facilities net of repayments of $3.9 million.

   In the first quarter of 2000, we entered into a lease for administrative and engineering facilities. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.8 million. The letter of credit is collateralized by restricted funds in the amount of $3.2 million, which are included in intangibles and other assets as of December 31, 2000. The letter of credit is reduced annually by $0.25 million provided we are not in default under the terms of the lease agreement.

   For future periods, we generally anticipate moderate increases in working capital on a period to period basis primarily as a result of higher relative levels of inventory. In 2000, we leased and improved facility space for administrative and engineering requirements to accommodate future growth needs through 2001. We foresee limited increases for expenditures of property and equipment related to the expansion of systems infrastructure, office equipment and lab and test equipment through 2001.

   We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

Option Exchange Program

   We are offering our employees the opportunity to cancel certain outstanding stock options in return for new options to purchase shares of our common stock equal to the number of options canceled on or about April 24, 2001. These new options will be issued to participants in the exchange program six months and two days from the day that the offer ends. The exercise price of the new options will not be determined until the date of grant, and will be set at the closing price reported on the Nasdaq National Market for our common stock on the date that is six months and one day from the end of the option exchange offer period.

   All options held by eligible employees currently outstanding under our 1992 Stock Plan, 1998 Stock Plan and the 1999 Nonstatutory Stock Plan are included in the option exchange program. If all eligible employees participate in the program, options for a total of 1,711,963 shares of our common stock will be exchanged for new options. Employees of Tut Systems UK Limited, members of the Board of Directors, executive officers and vice-presidents will be excluded from the option exchange program.

   The primary purpose of the option exchange program is to provide our employees who hold options that are currently "out-of-the-money" with an opportunity, so long as they are employees on the date of the replacement grant, to exchange those old options for new stock options to be granted on or about October 26, 2001. Employees who choose to cancel options will receive credit for past vesting as well as vesting during the waiting period before the new options are issued. In addition, the vesting period for the new options will be shortened by approximately six months. However, the replacement stock options will not be exercisable prior to the grant date on or about October 26, 2001.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," effective January 1, 2001. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management evaluated the guidance in SAB 101 and the current interpretations and believes that it has complied with the guidance contained therein.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions covered specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Additional Risk Factors That Could Affect Our Operating Results and the Market Price Of Our Stock

 We have a history of losses and expect future losses.

   We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses attributable to common stockholders of $74.1 million for the fiscal year ended December 31, 2000 and $12.0 million for the fiscal year ended December 31, 1999. As of December 31, 2000, we had an accumulated deficit of $130.6 million. We expect that we will continue to incur losses in 2001 and we may incur losses in future periods as well.

   To achieve or sustain profitability, we must increase sales of our Expresso products, successfully launch our IntelliPOP product, reduce manufacturing costs, sell excess component parts obtained as a result of canceled purchase commitments and successfully introduce enhanced versions of our existing and new products.

   We may never achieve or sustain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun technology, IntelliPOP product and software products. We intend to continue increasing certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. We cannot assure you that we will generate a sufficient level of revenue to offset these expenditures, or that we will be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general administrative functions are, in the short term, relatively fixed. Our ability to increase revenue or achieve profitability in the future will primarily depend on our ability to increase sales of our Expresso products, successfully launch our IntelliPOP product, reduce manufacturing costs, sell excess component parts obtained as a result of canceled purchase commitments and successfully introduce and sell enhanced versions of our existing products and new products.

   A number of factors could cause our quarterly and annual financial results to be worse than expected, which could result in a decline in our stock price.

   Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of numerous factors, some of which are outside of our control. These factors include:

  . availability of capital in the network infrastructure industry;

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

  . the availability and cost of key components; and

  . the timing of personnel hiring.

   We anticipate that average selling prices for our products will decrease in the near future due to volume pricing agreements and the need to reduce relatively high levels of inventory. In addition, we may also experience substantial period to period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including competition and rapid technological change. Decreasing average selling prices could cause us to experience decreased revenue despite an increase in the number of units sold. We cannot assure you that we will be able to sustain our gross margins even at the anticipated reduced levels, improve our gross margins by offering new products or increased product functionality, or offset future price declines with cost reductions.

   As a result of these and other factors, it is possible that in some future period our operating results will be below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline.

Purchases by past customers have decreased dramatically and we must establish a new base of customers.

   Many of our past customers have been unable to continue to access capital and are experiencing significant financial difficulties, including bankruptcy. Our 10 largest customers accounted for 72.2% of net sales for the year ended December 31, 2000 and 62% of net sales for the year ended December 31, 1999. Trigem Infocomm, Inc., Reflex Communications, Inc. and Darwin Networks, Inc. accounted for 18%, 12% and 11%, respectively, of our net sales for the year ended December 31, 2000. CAIS, Inc. and Rycom CCI, Inc. accounted for 12% and 10%, respectively, of our net sales in 1999. We do not expect to see similar levels of sales, if any, from the majority of these particular customers in 2001. In order to meet our revenue targets, we must establish a new customer base and increase sales to existing customers who have not been our lead customers in the past. Our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales into larger accounts could also result in increased competition from larger and better established competitors.

We face substantial risk in launching our new IntelliPOP product.

   We are in the process of launching our new IntelliPOP product. Risks associated with the launch include delays in shipping including software bugs, delays in product hardware and software testing, and delays in production build of the product. The complexity of the product will require additional customer support resources. Since the product will include major software components, we plan to sell software maintenance agreements. Accordingly, revenue associated with such maintenance agreements will be deferred and recognized over the life of the underlying support. The launch of our IntelliPOP product may also cause customers to delay purchases of our existing products. In addition, the introduction of a new, more complex product, coupled with a search for larger, more established customers may result in longer sales cycles and delayed revenue.

We must reduce our inventory and future purchase commitments.

   Changes in our business have resulted in the accumulation of a substantial inventory of finished goods and components. We have provided for losses related to the cancellation of purchase commitments. However, we must sell existing finished goods inventory and delay or sell finished goods inventory from future purchase commitments as well as sell component inventory resulting from deliveries on already canceled purchase commitments. Failure to decrease current and future inventory and/or to sell component parts may require that we take additional charges related to slow moving or obsolete inventory and components. If we are unable to sell a substantial amount of both the finished goods and the component inventories, our expected cash position throughout the year 2001 will be negatively impacted.

Our ability to attract and retain our personnel may be negatively impacted by the drop in our stock price.

   The drop in our stock price has resulted in most of our outstanding employee stock options being "underwater" or priced substantially above current market price. While we currently have an offer out to the majority of our employees to cancel their existing options and have such options reissued at a date at least six months and two days later than the date of cancellation, the effectiveness of such a plan cannot be predicted. Accounting and other regulatory concerns will prevent or limit our ability to issue additional stock options to these employees during the period between cancellation and reissuance. If certain market conditions persist, the attractiveness of our stock option offerings and the success of our employee stock plans may be negatively impacted and as a result diminish our ability to attract and retain qualified personnel.

Changes in capital markets may negatively impact our business.

   Due to recent changes in the capital markets including increased volatility in equity markets and tightening of lending in the credit markets, we believe that we are exposed to a greater risk that customers will alter their payment practices to conserve capital. These changes may lead to increases in outstanding accounts receivable, longer payback periods and increased risk of default. For example, we increased our provisions recorded on past due accounts receivable from several key customers who, during the latter part of the fourth quarter of 2000, experienced a rapid deterioration in their ability to obtain additional capital to fund their business models, declared their inability to make timely payments on their accounts, and, as of the date of this report, have not been able to demonstrate wherewithal to pay their existing account balances. Two of these customers have filed bankruptcy proceedings. These increased risks will be considered when assessing our customers' wherewithal to pay and will likely result in longer revenue deferrals than previously experienced. We also believe that certain of our customers will alter their deployment plans to meet the constraints imposed by changes in the capital markets. If we are not able to increase sales to other customer segments and/or sales are otherwise delayed, we may experience volatility in expected sales growth patterns which would increase the risk of declining sales growth in any particular quarter.

Difficulties in forecasting product sales could negatively impact our business.

   We base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. Orders for our products, however, may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations that typically last 60 to 90 days, in the case of IntelliPOP, those evaluations may increase to six months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenue for that quarter would be reduced. If we have lower revenue in a quarter than expected, we may not be able to reduce our spending in the short-term in response to this shortfall and reduced revenue would have a direct impact on our results of operations for that quarter. Further, we purchase components and contract manufacture our products based on forecasts of sales. If orders for products exceed our forecasts, we may have difficulty meeting customers orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if orders are less than our forecasts, we may have difficulty in canceling future purchase commitments in a timely manner which may result in greater than expected inventory levels and exposure to losses related to slow moving and obsolete inventory.

We depend on contract manufacturers to manufacture all of our products and rely upon them to deliver high-quality products in a timely manner.

   We do not manufacture our products. We rely on contract manufacturers to assemble, test and package our products. We cannot assure you that these contract manufacturers and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies. Any interruption in the operations of one or more of these contract manufacturers would harm our ability to meet our scheduled product deliveries to customers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of a current contract manufacturer would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our business, operating results and financial condition. In addition, we have canceled certain finished goods and component orders which may have a negative impact on our ability to diversify our product manufacturing across a larger base of contract manufactures. In addition, our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could harm our business, operating results or financial condition.

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

We rely on third parties to test substantially all of our products and a failure to adequately control quality could harm our business.

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

   We currently purchase all of the raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supply from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx and the switching integrated circuit supplies used in the majority of our products are purchased from Texas Instruments. Our products are also dependent on various sole source offerings from Dallas Semiconductor, Metalink US, Motorola, Flextronics Semiconductor, SaRonix, Siemens and Wind River Systems. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, obtaining these components from other sources could take a substantial period of time which could cause us to redesign our products or could disrupt our operations and harm our business in any given period.

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

Our success depends on continued market acceptance of our Expresso products and the successful launch of our IntelliPOP product.

   We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso products and to expand offerings of the Expresso product line and the launch of our IntelliPOP product in the MDU and MCU markets and to further penetrate these markets. Historically, the majority of our Expresso products have been sold into the MDU market. Our future success depends on the ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end users about the benefits of our Fast Copper technology, including HomeRun and LongRun, and our IntelliPOP product and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end users. We cannot assure you that our IntelliPOP or our Expresso products will achieve or maintain broad commercial acceptance within the MDU market, MCU market, or in any other market we enter.

The market in which we operate is highly competitive and we may not be able to compete effectively.

   The market for multi-service broadband access systems is intensely competitive and we expect that this market will become increasingly competitive in the future. Our most immediate competitors include Cisco, Copper Mountain, Elastic Networks, Paradyne and a number of other public and private companies. Many of these competitors are offering or may offer technologies and services that directly compete with some or all of our high-speed access products and related software products. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

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

   We will not be competitive unless we continually introduce new products and product enhancements that address changing industry standards. The emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other service providers, could require redesign of our products. If these standards become widespread and our products are not in compliance, our customers and potential customers may not purchase our products, which would harm our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. In addition, selection of competing technologies as standards by standards setting bodies such as the HomePNA could negatively affect our reputation in the market regardless of whether our products are standard compliant or demand for our products does not decline. This selection could be interpreted by the press and others as having a negative impact on our business which could negatively impact the market price of our stock.

We may not be able to effectively integrate our recent acquisitions into our existing business.

   In February 2000, we acquired FreeGate, in May 2000, we acquired Xstreamis and in January 2001, we acquired ActiveTelco. We will need to overcome significant issues in order to realize any benefits from these transactions. These issues include:

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

Failure to effectively manage operations in light of our changing revenue base will adversely affect our business

   In the past, we have rapidly and significantly expanded our operations and anticipate that, in the future, expansion in certain areas of our business may be required to address potential growth in our customer base and market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on the larger, more established customers such as ILECs and PTTs in both domestic and international markets. In addition, the volatility in our business has placed a significant strain on our managerial and operational resources. For example, in January 2001 we cut our workforce by 10% in an effort to control overall operating expenses in response to recent declines in and expected slowing of our sales growth.

   To exploit the market for our products, we must develop new and enhanced products while implementing and managing effective planning and operating processes. To manage our operations, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third parties. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. If we are unable to manage our operations effectively, our business, financial condition and results of operations could be harmed.

We depend on international sales for a significant portion of our revenue, which could subject our business to a number of risks.

   Sales to customers outside of the United States accounted for approximately 41.0% and 32.3% of revenue for the years ended December 31, 2000 and 1999, respectively. There are a number of risks arising from our international business, including:

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

   All of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers and reduce demand for our products. We anticipate that foreign sales will generally continue to be invoiced in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and, as a result, exposure to foreign currency transaction losses may increase. To reduce this exposure, we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange related losses.

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

   Our future success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 20 United States patents and have 24 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

   Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions and, we believe that the introduction of IntelliPOP will add a significant layer of complexity to the demands on our customer support organizations. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could harm our business, financial condition or results of operations.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business.

   We depend on the performance of Salvatore D'Auria, our President, Chief Executive Officer and Chairman of the Board, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. We cannot assure you that we will be able to do so.

Our stock price has fluctuated and is likely to continue to fluctuate, and you may not be able to resell your shares at or above their purchase price.

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

   In addition, in recent years, the stock market in general, and the Nasdaq National Market and the securities of Internet and technology companies in particular, have experienced extreme price and volume fluctuations with severe drops in recent months. These fluctuations have often been unrelated or disproportionate to the operating performance of these technology companies. These market and industry factors may harm our stock price, regardless of our operating results.

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

   Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2000, we had 15,910,796 shares outstanding. Of these shares, 15,780,549 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at December 31, 2000.

   At December 31, 2000, we held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.2 million which matured in January 2001 and is currently in default. We believe that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

   We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in US dollars. An increase in the value of the US dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TUT SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  37

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  38

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999, and 1998....................................................  39

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999, and 1998.................................  40

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999, and 1998....................................................  41

Notes to Consolidated Financial Statements...............................  42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Tut Systems, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 61 present fairly, in all material respects, the financial position of Tut Systems, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 26, 2001

                               TUT SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $  47,307  $ 13,405
  Short-term investments..................................     55,307    18,831
  Accounts receivable, net of allowance for doubtful
   accounts of $21,167 and $335 in 2000 and 1999,
   respectively...........................................      6,124    11,742
  Inventories, net........................................     36,285     8,401
  Prepaid expenses and other..............................      3,526     3,746
                                                            ---------  --------
    Total current assets..................................    148,549    56,125
Property and equipment, net...............................     10,578     3,476
Intangibles and other assets (including restricted cash of
 $3.2 million and $0 in 2000 and 1999, respectively)......     46,461     5,755
                                                            ---------  --------
    Total assets..........................................  $ 205,588  $ 65,356
                                                            =========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................  $   9,446  $  5,859
  Accrued liabilities.....................................     27,129     3,551
  Line of credit..........................................        --      1,529
  Deferred revenue........................................      1,054       770
                                                            ---------  --------
    Total current liabilities.............................     37,629    11,709
Deferred revenue, net of current portion..................      1,454     2,125
Other liabilities.........................................        332       --
                                                            ---------  --------
    Total liabilities.....................................     39,415    13,834
                                                            ---------  --------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000 shares
   authorized, no shares issued and outstanding in 2000
   and 1999, respectively.................................        --        --
  Common stock, $0.001 par value, 100,000 shares
   authorized, 15,911 and 11,941 shares issued and
   outstanding in 2000 and 1999, respectively.............         16        12
  Additional paid-in capital..............................    298,332   108,969
  Deferred compensation...................................     (1,041)     (972)
  Notes receivable from stockholders......................       (555)      --
  Accumulated other comprehensive income..................          6       --
  Accumulated deficit.....................................   (130,585)  (56,487)
                                                            ---------  --------
    Total stockholders' equity............................    166,173    51,522
                                                            ---------  --------
    Total liabilities and stockholders' equity............  $ 205,588  $ 65,356
                                                            =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues:
  Product........................................ $ 69,981  $ 26,266  $  9,790
  License and royalty............................    2,010     1,541       765
                                                  --------  --------  --------
    Total revenues...............................   71,991    27,807    10,555
                                                  --------  --------  --------
Cost of goods sold:
  Product........................................   42,760    15,454     5,733
  License and royalty............................      --          5        76
  Provision for loss on purchase commitments and
   abandoned products (Note 11)..................   27,223       --        --
                                                  --------  --------  --------
    Total cost of goods sold.....................   69,983    15,459     5,809
                                                  --------  --------  --------
Gross margin.....................................    2,008    12,348     4,746
                                                  --------  --------  --------
Operating expenses:
  Sales and marketing............................   19,945    10,523     8,462
  Research and development.......................   17,149     7,618     6,200
  General and administrative.....................   11,503     4,194     2,703
  In-process research and development............      800     2,600       --
  Amortization of intangibles....................    7,623        52       --
  Noncash compensation expense...................      438       455     1,233
  Provision for doubtful accounts................   22,546       235       104
                                                  --------  --------  --------
    Total operating expenses.....................   80,004    25,677    18,702
                                                  --------  --------  --------
Loss from operations.............................  (77,996)  (13,329)  (13,956)
Impairment of certain equity investments.........   (3,100)      --        --
Interest expense.................................     (379)     (608)     (117)
Interest income..................................    7,412     2,203       327
Other income (expense), net......................      (34)        1       --
                                                  --------  --------  --------
Loss before income taxes.........................  (74,097)  (11,733)  (13,746)
Income tax expense...............................        1         1         1
                                                  --------  --------  --------
Net loss.........................................  (74,098)  (11,734)  (13,747)
Dividend accretion on preferred stock............      --        235     2,584
                                                  --------  --------  --------
Net loss attributable to common stockholders..... $(74,098) $(11,969) $(16,331)
                                                  ========  ========  ========
Net loss per share attributable to common
 stockholders, basic and diluted (Note 2)........ $  (4.98) $  (1.12) $ (60.62)
                                                  ========  ========  ========
Shares used in computing net loss per share
 attributable to common stockholders, basic and
 diluted (Note 2)................................   14,866    10,729       269
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TUT SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                           Convertible                                         Notes  Accumu-
                            Preferred                                         Receiv-  lated               Total
                              Stock                                            able    Other              Stock-
                            Series A-G     Common Stock  Additional Deferred   from   Compre-  Accumu-   holders'
                          ---------------  -------------  Paid-in   Compen-   Stock-  hensive   lated     Equity
                          Shares  Amount   Shares Amount  Capital    sation   holders Income   Deficit   (Deficit)
                          ------  -------  ------ ------ ---------- --------  ------- ------- ---------  ---------
Balance, January 1,
 1998...................   1,098  $ 1,567     218 $ --    $     92  $   --     $ --    $ --   $ (28,103) $(26,444)
Net loss................     --       --      --    --         --       --       --      --     (13,747)  (13,747)
Common stock issued for
 cash upon exercise of
 stock options .........     --       --      129   --          63      --       --      --         --         63
Common stock warrant
 issued.................     --       --      --    --         480      --       --      --         --        480
Unearned compensation
 related to stock
 options ...............     --       --      --    --       1,820   (1,820)     --      --         --        --
Amortization related to
 unearned compensation..     --       --      --    --         --       393      --      --         --        393
Dividend accretion......     --       --      --    --         --       --       --      --      (2,584)   (2,584)
                          ------  -------  ------ -----   --------  -------    -----   -----  ---------  --------
Balance, December 31,
 1998...................   1,098    1,567     347   --       2,455   (1,427)     --      --     (44,434)  (41,839)
Net loss................     --       --      --    --         --       --       --      --     (11,734)  (11,734)
Common stock issued in
 initial public
 offering, net..........     --       --    2,875     3     46,864      --       --      --         --     46,867
Conversion of Series A-C
 convertible preferred
 stock and Series D-G
 redeemable convertible
 preferred stock to
 common stock in
 conjunction............  (1,098)  (1,567)  8,120     8     54,464      --       --      --         --     52,905
Common stock issued in
 conjunction with Public
 Port pooling of
 interest acquisition...     --       --      169   --         160      --       --      --         (84)       76
Common stock issued in
 conjunction with Vintel
 Corporation purchase
 acquisition............     --       --      116   --       4,254      --       --      --         --      4,254
Common stock issued for
 cash upon exercise of
 stock options .........     --       --      268     1        507      --       --      --         --        508
Common stock issued
 under employee stock
 purchase plan..........     --       --        8   --         239      --       --      --         --        239
Exercise of common stock
 warrant................     --       --       37   --         --       --       --      --         --        --
Common stock issued for
 consulting services....     --       --        1   --          26      --       --      --         --         26
Amortization related to
 unearned compensation..     --       --      --    --         --       455      --      --         --        455
Dividend accretion......     --       --      --    --         --       --       --      --        (235)     (235)
                          ------  -------  ------ -----   --------  -------    -----   -----  ---------  --------
Balance, December 31,
 1999...................     --       --   11,941    12    108,969     (972)     --      --     (56,487)   51,522
                                                                                                         --------
Components of
 comprehensive loss:
 Unrealized gains on
  other assets..........     --       --      --    --         --       --       --       26        --         26
 Foreign currency
  translation
  adjustment............     --       --      --    --         --       --       --      (20)       --        (20)
 Net loss...............     --       --      --    --         --       --       --      --     (74,098)  (74,098)
                                                                                                         --------
Total comprehensive
 loss...................                                                                                  (74,092)
                                                                                                         --------
Common stock issued in
 secondary offering,
 net....................     --       --    2,500     3    141,688      --       --      --         --    141,691
Common stock issued in
 conjunction with
 FreeGate purchase
 acquisition............     --       --      511     1     21,887      --       --      --         --     21,888
Common stock issued in
 conjunction with
 Xstreamis purchase
 acquisition............     --       --      439   --      19,231      --       --      --         --     19,231
Common stock issued for
 cash upon exercise of
 stock options..........     --       --      450   --       4,281      --       --      --         --      4,281
Common stock issued
 under employee stock
 purchase plan..........     --       --       24   --         662      --       --      --         --        662
Unearned compensation
 related to the issuance
 of restricted stock....     --       --       46   --       1,614   (1,614)     --      --         --        --
Amortization related to
 unearned compensation..     --       --      --    --         --     1,545      --      --         --      1,545
Notes receivable issued
 to stockholders........     --       --      --    --         --       --      (555)    --         --       (555)
                          ------  -------  ------ -----   --------  -------    -----   -----  ---------  --------
Balance, December 31,
 2000...................     --   $   --   15,911 $  16   $298,332  $(1,041)   $(555)  $   6  $(130,585) $166,173
                          ======  =======  ====== =====   ========  =======    =====   =====  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TUT SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Cash flows from operating activities:
 Net loss....................................... $ (74,098) $(11,734) $(13,747)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation ..................................     2,267       894       606
 Noncash interest income and amortization of
  discounts on investments......................    (4,375)     (484)     (204)
 Provision for allowance for doubtful
  accounts......................................    22,546       235       104
 Provision for excess and obsolete inventory
  and abandoned products........................    14,468       340       203
 Write off of certain equity investments........     3,100       --        --
 Amortization of intangible assets and noncash
  compensation expense..........................    10,057       533     1,233
 Write-off of in-process research and
  development...................................       800     2,600       --
 Gain on sale of other assets...................      (103)      --        --
 Change in operating assets and liabilities:
  Accounts receivable...........................   (17,613)   (9,239)   (1,672)
  Inventories...................................   (42,151)   (4,954)   (2,566)
  Prepaid expenses and other assets.............    (1,979)   (3,373)   (1,066)
  Accounts payable and accrued liabilities......    24,112     5,168     1,792
  Deferred revenue..............................      (826)      235     2,660
                                                 ---------  --------  --------
   Net cash used in operating activities........   (63,795)  (19,779)  (12,657)
                                                 ---------  --------  --------
Cash flows from investing activities:
 Purchase of property and equipment.............    (8,620)   (2,524)   (1,051)
 Purchase of short-term and long-term
  investments...................................  (164,063)  (34,855)   (3,906)
 Purchase of other assets.......................    (4,501)      --        --
 Proceeds from maturities and sale of short-term
  investments...................................   131,889    14,154     9,000
 Proceeds from sale of other assets.............       128       --        --
 Acquisition of businesses, net of cash acquired
  and purchased research and development........    (1,788)      406       --
                                                 ---------  --------  --------
   Net cash provided by (used in) investing
    activities..................................   (46,955)  (22,819)    4,043
                                                 ---------  --------  --------
Cash flows from financing activities:
 Payment on lines of credit.....................    (1,529)   (2,733)   (1,754)
 Proceeds from lines of credit..................       --        --      5,662
 Issuance of notes receivable ..................      (650)      --        --
 Proceeds from issuances of common and preferred
  stock, net....................................   146,634    54,284     3,763
 Other..........................................       197       --        --
                                                 ---------  --------  --------
   Net cash provided by financing activities....   144,652    51,551     7,671
                                                 ---------  --------  --------
   Net increase (decrease) in cash and cash
    equivalents.................................    33,902     8,953      (943)
Cash and cash equivalents, beginning of year....    13,405     4,452     5,395
                                                 ---------  --------  --------
Cash and cash equivalents, end of year.......... $  47,307  $ 13,405  $  4,452
                                                 =========  ========  ========
Supplemental disclosure of cash flow
 information:
 Interest paid during the year.................. $   1,036  $    --   $     68
                                                 =========  ========  ========
 Income taxes paid during the year.............. $       1  $      1  $      1
                                                 =========  ========  ========
Noncash financing activities:
 Common stock warrants issued................... $     --   $    --   $    480
                                                 =========  ========  ========
 Common stock issued in connection with
  FreeGate, Xstreamis Public Port and Vintel
  acquisitions.................................. $  41,119  $  4,414  $    --
                                                 =========  ========  ========
 Accretion of preferred stock................... $     --   $    235  $  2,584
                                                 =========  ========  ========
 Conversion of preferred stock to common stock.. $     --   $ 47,802  $    --
                                                 =========  ========  ========
 Unearned compensation related to stock and
  stock option grants........................... $   1,614  $    --   $  1,820
                                                 =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               TUT SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE 1--DESCRIPTION OF BUSINESS:

   Tut Systems, Inc. (the "Company"), was founded in 1983 and began operations in August 1991. The Company designs, develops and markets advanced communications products which enable high-speed data access over the copper infrastructure of telephone companies, as well as the copper telephone wires in residential and commercial multi-tenant buildings. The Company's products incorporate high-bandwidth access multiplexers, associated modems and routers, ethernet extension products and integrated network management software.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of consolidation

   These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Use of estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories and accounts receivable, estimation of loss on purchase commitments and the recoverability of long-lived assets. Actual results could differ from those estimates. Periodically, the Company reviews all significant investments and assumptions affecting financial statements and, when necessary, records the effect of any adjustments.

 Fair value of financial instruments

   The fair value of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and lines of credit approximate their carrying value due to the short maturity or market rate structure of those instruments. The estimated fair values of short-term investments are based on quoted market prices for those securities or similar financial instruments.

 Cash, cash equivalents and investments

   Cash, cash equivalents and short-term investments are stated at cost or amortized cost, which approximates fair value, and consist of money market funds, commercial paper, US government agency notes, certificates of deposits and corporate bonds. The Company includes in cash and cash equivalents all highly liquid investments which mature within three months of their purchase date. Noncash and noncash equivalents maturing within twelve months from the balance sheet date are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates that designation as of each balance sheet date. As of December 31, 2000, debt securities were classified as held-to-maturity as the Company intended to, and had the ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair market value.

   The Company also has certain other minority investments in nonpublicly traded companies. These investments are included in other assets on the Company's balance sheet and generally are carried at cost. The Company monitors those investments for impairment and makes appropriate reductions in carrying values when necessary.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


 Inventories

   Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

 Property and equipment

   Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives on the straight-line basis. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement. Useful lives by principal classifications are as follows:

     Office equipment................................................   5 years
     Computers and software.......................................... 3-7 years
     Test equipment..................................................   5 years
     Leasehold improvements.......................................... 1-7 years

   When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and allowance for depreciation accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to income.

   Maintenance, repairs, and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

 Intangible assets

   Intangible assets are stated at cost less amortization and consist of goodwill, completed technology and patents, and assembled workforce and are amortized on a straight line basis over the estimated periods of benefit, which are as follows:

     Goodwill........................................................... 5 years
     Completed technology and patents................................... 5 years
     Assembled workforce................................................ 3 years

   Goodwill represents the excess of cost over the fair value of the net assets acquired.

 Accounting for long-lived assets

   The Company evaluates the recoverability of its long-lived assets, goodwill related to those assets, and enterprise goodwill in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets upon the occurrence of certain events and in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

   The Company assesses the impairment of long-lived assets and related goodwill periodically in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and the market capitalization relative to net book value.

   When management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

Revenue recognition

 Product revenues

   The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from service obligations included in product revenues is deferred and generally recognized ratably over the period of the obligation. The Company also maintains accruals and allowances for all cooperative marketing and other programs. Estimated sales returns, and warranty costs based on historical experience by product, are recorded at the time revenue is recognized.

 License and royalty revenues

   The Company has entered into non-exclusive technology agreements with various licensees. These agreements provide the licensees the right to use the Company's proprietary technology to manufacture or have products manufactured using the proprietary technology and to receive customer support for specified periods and any changes or improvement to the technology over the term of the agreement.

   Contract fees for the services provided under these licensing agreements are generally comprised of license fees and non-refundable, prepaid royalties which are recognized when the proprietary technology is delivered if there are no significant vendor obligations. If the licensing agreements contain post-contract customer support, the Company recognizes the contract fees ratably over the five year period during which the post-contract customer support is expected to be provided. This period represents the estimated life of the technology. The Company begins to recognize revenue under the contract, once it has delivered the implementation package which contains all information needed to use the Company's proprietary technology in the licensee's process. The remaining obligations are primarily to provide the licensee with any changes or improvements to the technology and technical advice on specifications, testing, debugging and enhancements.

   The Company recognizes royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to give notification to the Company and to pay royalties within 60 days of the end of the quarter during which the sales take place.

Accounting for stock based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, and "Accounting for Stock Issued to Employees," Financial Accounting Standard Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Advertising expenses

   The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $144, $86 and $127, respectively.

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

Foreign currency translation

   The functional currency for the Company's foreign subsidiary is the relevant local currency. The translation from foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected in comprehensive loss as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


Net loss per share

   Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

   The calculation of net loss per share attributable to common stockholders follows:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Net loss per share attributable to common
    stockholders, basic and diluted:
   Net loss attributable to common
    stockholders................................  $(74,098) $(11,969) $(16,331)
                                                  ========  ========  ========
   Shares used in computing net loss per share
    attributable to common stockholders, basic
    and diluted.................................    14,866    10,729       269
                                                  ========  ========  ========
   Net loss per share attributable to common
    stockholders, basic and diluted.............  $  (4.98) $  (1.12) $ (60.62)
                                                  ========  ========  ========
   Antidilutive securities including options,
    warrants and preferred stock not included in
    net loss per share attributable to common
    stockholders' calculations..................     2,895     1,442     9,180
                                                  ========  ========  ========

Comprehensive income (loss)

   Accumulated other comprehensive income includes unrealized gains and losses on other assets and foreign currency translation adjustment that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive loss:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Net loss...................................... $(74,098) $(11,969) $(16,331)
   Unrealized gains on other assets..............       26       --        --
   Foreign currency translation adjustment.......      (20)      --        --
                                                  --------  --------  --------
   Total comprehensive loss...................... $(74,092) $(11,969) $(16,331)
                                                  ========  ========  ========

Concentrations

   The Company operates in one business segment, designing, developing and marketing advanced communications products which enable high-speed data access in residential and commercial multi-tenant buildings. The markets for high-speed data access products are characterized by rapid technological developments, frequent new product introductions, changes in end user requirements and evolving industry standards. The Company's future success will depend on its ability to develop, introduce and market enhancements to its existing products, to introduce new products in a timely manner which meet customer requirements and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by telephone companies or other service providers, could require the Company to redesign its products.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


   The Company had significant accounts receivable balances due from three customers, collectively representing 37% of accounts receivable at December 31, 2000. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

   Currently, the Company relies on contract manufacturers and some single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

   The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. To date, the Company has not experienced any significant losses on its cash equivalents or short-term investments. However, at December 31, 2000, the Company held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.2 million which matured in January 2001 and is currently in default. The Company believes that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," effective January 1, 2001. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management evaluated the guidance in SAB 101 and the current interpretations and believes that it has complied with the guidance contained therein.

   In March 2000, the Financial Accounting Standards Board issued FIN 44. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for the purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions covered specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Reclassifications

   Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 3--BUSINESS COMBINATIONS:

 Pooling of interests combination

   In June 1999, the Company acquired Public Port, Inc. ("Public Port"), a company that designed and developed subscriber management systems. Under the terms of the agreement, the Company issued 169 shares of its common stock for all of the outstanding stock of Public Port. The transaction was accounted for as a pooling of interests. The historical results of operations and financial position of Public Port have not been significant in relation to the Company. As such, historical results of the Company have not been restated for this acquisition.

 Purchase combinations

   a) Vintel

   In November 1999, the Company acquired all of the common stock and outstanding options to purchase common stock of Vintel Communications, Inc. ("Vintel") for a total purchase price of $4,780, which consisted of $500 cash, 116 shares of the Company's common stock, 40 options to purchase shares of the Company's common stock and related expenses. The acquisition was accounted for as a purchase and the results of the operations of Vintel have been included in the consolidated financial statements from the date of acquisition.

   The allocation of the purchase price was based on the estimated fair value of the net assets at the date of the acquisition of $354, goodwill of $1,446, assembled workforce of $380, and in-process research and development of $2,600. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from Vintel to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

   b) FreeGate

   On February 14, 2000, the Company acquired FreeGate Corporation ("FreeGate") for a total of $25,486. The purchase price consisted of 511 shares of the Company's common stock and approximately 20 options to acquire the Company's common stock, and acquisition related expenses, consisting primarily of investment advisory, legal, other professional fees and other assumed liabilities. This acquisition was accounted for as a purchase and the results of the operations of FreeGate have been included in the consolidated financial statements from the date of acquisition.

   The allocation of the purchase price was based on the estimated fair value of goodwill of $19,786, completed technology and patents of $3,400, assembled workforce of $1,500, and in-process research and development of $800. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from FreeGate to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

   c) Xstreamis

   On May 26, 2000, the Company acquired Xstreamis, plc ("Xstreamis"), a United Kingdom based holding company, for a total of $19,557. The purchase price consisted of 439 shares of the Company's common stock and 11 options to acquire the Company's common stock, $100 in cash and $600 in acquisition related expenses, consisting primarily of legal and other professional fees. This acquisition was accounted for as a purchase and the results of the operations of Xstreamis have been included in the consolidated financial statements from the date of acquisition. The name of the acquired company was changed to Xstreamis Limited and subsequently to Tut Systems UK Limited.

   The allocation of the purchase price was based on the estimated fair value of the goodwill of $11,967, completed technology and patents of $7,180, and assembled workforce of $410. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques.

   The following unaudited pro forma consolidated information gives effect to the acquisitions of Vintel, FreeGate and Xstreamis as if they had occurred on January 1, 2000 and January 1, 1999, respectively, by consolidating the results of operations of Vintel, FreeGate and Xstreamis with the results of operations of the Company for the years ended December 31, 2000 and 1999, respectively. These pro forma results exclude the nonrecurring write-off of in-process research and development of $800 related to the FreeGate acquisition and $2,600 related to the Vintel acquisition for the years ended December 31, 2000 and 1999, respectively.

                                                     Year Ended December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                           (unaudited)
     Revenue........................................ $    72,082  $    30,153
     Net loss attributable to common stockholders... $   (77,430) $   (34,432)
     Net loss per share attributable to common
      stockholders, basic and diluted............... $     (5.13) $     (2.57)

   d) OneWorld

   On April 28, 2000, the Company acquired certain assets of OneWorld Systems, Inc. for $2,408 in cash. The allocation of the purchase price was based on the fair market value of the assets at the date of acquisition of property and equipment of $300, and the estimated fair value of goodwill of $1,098 and assembled workforce of $1,010.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 4--BALANCE SHEET COMPONENTS:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
     Inventories, net:
       Finished goods......................................... $43,151  $ 6,731
       Raw materials..........................................   6,889    2,088
                                                               -------  -------
                                                                50,040    8,819
       Less: reserves......................................... (13,755)    (418)
                                                               -------  -------
                                                               $36,285  $ 8,401
                                                               =======  =======
     Prepaid expenses and other:
       Receivables from contract manufacturers................ $ 2,448  $ 1,324
       Prepaid expenses.......................................   1,078    2,422
                                                               -------  -------
                                                               $ 3,526  $ 3,746
                                                               =======  =======
     Property and equipment:
       Computers and software................................. $ 6,326  $ 2,661
       Leasehold improvements.................................   4,286      469
       Test equipment.........................................   3,257    1,795
       Office equipment.......................................   1,241      631
                                                               -------  -------
                                                                15,110    5,556
       Less: accumulated depreciation.........................  (4,532)  (2,080)
                                                               -------  -------
                                                               $10,578  $ 3,476
                                                               =======  =======
     Intangibles and other assets:
       Goodwill............................................... $34,298  $ 1,446
       Completed technology and patents.......................  10,580      --
       Assembled workforce....................................   3,300      380
                                                               -------  -------
                                                                48,178    1,826
       Less: accumulated amortization.........................  (7,648)     (53)
                                                               -------  -------
       Net intangibles........................................  40,530    1,773
       Other..................................................   5,931    3,982
                                                               -------  -------
                                                               $46,461  $ 5,755
                                                               =======  =======
     Accrued liabilities:
       Provision for loss on purchase commitments............. $19,042  $   --
       Compensation...........................................   2,571    1,488
       Customer deposit.......................................     --     1,000
       Other..................................................   5,516    1,063
                                                               -------  -------
                                                               $27,129  $ 3,551
                                                               =======  =======

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 5--SHORT-TERM INVESTMENTS:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Commercial paper.......................................... $37,564 $   --
     Corporate bonds...........................................  12,637  15,736
     US government agency notes................................   5,106     --
     Certificates of deposits..................................     --    3,095
                                                                ------- -------
                                                                $55,307 $18,831
                                                                ======= =======

   The cost of short-term investments approximated the fair value at December 31, 2000 and 1999. At December 31, 2000, we held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.2 million which matured in January 2001 and is currently in default. The Company believes that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

NOTE 6--LINES OF CREDIT:

   The Company entered into a credit facility for up to $7,500 with a lending institution in December 1998. The credit facility was composed of two revolvers: a formula revolver of up to the lesser of $3,000 or 85% of qualifying accounts receivable and a non-formula revolver up to $4,500. The credit facility required a minimum monthly interest payment of $10. The term of the credit facility was eighteen months and was renewable for additional terms of one year unless 60 days' written notice was given by either party. The loans under this credit facility were collateralized by substantially all assets of the Company. This agreement prohibited the payment of dividends. The Company granted the lending institution a warrant to purchase 55 shares of the Company's common stock at an exercise price of $14.00 per share on December 21, 1998. The warrant was exercisable for 5 years from the date of issuance and was valued using the Black-Scholes option pricing model. Amounts outstanding under lines of credit were $1,529 as of December 31, 1999. This credit facility was paid off during fiscal year 2000 and, as a result, there was no amount outstanding under these lines of credit as of December 31, 2000.

   On December 18, 1999, the lending institution completed a cashless exercise of its warrant to purchase the Company's common stock, resulting in the issuance of 37 shares of common stock.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 7--INCOME TAXES:

   The income tax provision for $1 for each of 2000, 1999 and 1998 relates to the state minimum franchise tax. The components of net deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Deferred tax assets:
       Net operating loss carryforwards..................... $ 26,124  $ 14,937
       Research and development credit......................    2,557     1,599
       Deferred research and development costs..............    1,269       635
       Deferred revenue.....................................      998     1,152
       Accruals and reserves................................   24,136     1,195
       Investment write-offs................................    1,234       --
       Other................................................      243       378
                                                             --------  --------
         Gross deferred tax assets..........................   56,561    19,896
                                                             --------  --------
     Deferred tax liabilities:
       Acquired intangibles.................................     (905)     (145)
       Deferred compensation................................     (415)      --
                                                             --------  --------
       Gross deferred tax liabilities.......................   (1,320)     (145)
                                                             --------  --------
       Less: valuation allowance............................  (55,241)  (19,751)
                                                             --------  --------
         Net deferred tax assets............................ $    --   $    --
                                                             ========  ========

   Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax assets.

   At December 31, 2000, the Company has approximately $73,766 in federal and $17,991 in state net operating loss, or NOL, carryforwards to reduce future taxable income. Of these amounts, $28,011 and $12,016 represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

   At December 31, 2000, the Company also has research and experimentation tax credit carryforwards of approximately $1,424 and $1,133 for federal and state income tax purposes, respectively. The NOL and credit carryforwards expire in 2007 to 2020.

   NOL and tax credit carryforwards may be subject to annual limitations due to a change in ownership as defined under the Tax Reform Act of 1986.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

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

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


   In July 2000, the Company relocated its principal administrative and engineering facilities from Pleasant Hill, California to Pleasanton, California. The lease for the Pleasanton facility expires April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,800. The letter of credit is collateralized by restricted funds in the amount of $3,208, which are included in Intangibles and Other assets. The letter of credit is reduced annually by $250 provided the Company is not in default under the terms of the lease agreement.

   Minimum future lease payments under operating leases at December 31, 2000 are as follows:

     2001............................................................... $ 2,716
     2002...............................................................   2,243
     2003...............................................................   1,755
     2004...............................................................   1,630
     2005...............................................................   1,684
     Thereafter.........................................................   2,619
                                                                         -------
                                                                         $12,647
                                                                         =======

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2,165, $369 and $314, respectively.

 Purchase commitments

   At December 31, 2000, the Company had noncancellable commitments to purchase finished goods inventory totaling $10,693 in aggregate.

 Royalty obligation

   The Company has acquired the rights, title and interests in two patents from a founder and stockholder of the Company. These two patents give the Company exclusive control of the Balun technology required in the Company's products. Under a previous agreement, the Company was required to pay on-going royalties based on the net sales price of products sold utilizing the patented technology. In February 1999, the Company paid the founder $2,500 as a lump sum payment for all its future royalty obligations, which the Company is amortizing ratably over five years. This period represents the estimated life of the patented technology. As of December 31, 2000, the balance of this payment remaining to be amortized was $1,542. Amortization expense for the years ended December 31, 2000 and 1999 was $500 and $458, respectively.

   For 1998, the royalty fees related to this technology were based on 1% of net sales and totaled approximately $100.

 Contingencies

   The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 9--STOCKHOLDERS' EQUITY

 Stock split

   In September 1998, in connection with the Company's reincorporation from California to Delaware, the Company effected a four for one reverse split of its common and preferred stock. All share data and stock option plan information have been restated to reflect the reverse split and the reincorporation.

 Preferred stock

   The Company has 5,000 shares of undesignated preferred stock, $0.001 par value, authorized for issuance. The Board of Directors can issue, in one or more series, this preferred stock and fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, redemption rights and terms and certain other rights and preferences with stockholder action. There was no preferred stock issued and outstanding at December 31, 2000 or 1999.

 Warrants for Series G Mandatorily Redeemable Convertible Preferred Stock

   In connection with the issuance of Series G redeemable convertible preferred stock ("Series G"), in 1998 the Company issued warrants to purchase 667 shares of Series G with an exercise price of $10.00 per share. In January 1999, prior to the public offering, these warrants were exercised, resulting in the issuance of 667 shares of Series G in exchange for cash proceeds totaling $6,700. Simultaneously with the closing of the initial public offering, these Series G redeemable convertible preferred shares were automatically converted into shares of common stock. There were no warrants issued and outstanding at December 31, 2000 or 1999.

 Initial Public Offering

   On January 29, 1999, the Company completed its initial public offering of common stock. The Company issued 2,875 shares at $18.00 per share, obtaining net proceeds of approximately $46,900, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, all issued and outstanding shares of the Company's convertible preferred stock and redeemable convertible preferred shares were automatically converted into shares of common stock.

 Secondary Offering

   On March 23, 2000, the Company completed its secondary offering of common stock. The Company issued 2,500 shares at $60.00 per share, obtaining net proceeds of approximately $141,700, net of underwriting discounts, commissions and other offering costs.

NOTE 10--EQUITY BENEFIT PLANS

 Stock option plans

   In November 1993, the Company adopted the 1992 Stock Plan (the "1992 Plan"), under which the Company may grant both incentive stock options and nonstatutory stock options to employees, consultants and directors. Options issued under the 1992 Plan can have an exercise price of no less than 85% of the fair market value, as defined under the 1992 Plan, of the stock at the date of grant. The 1992 Plan, including amendments, allows for the issuance of a maximum of 1,438 shares of the Company's common stock. This number of shares

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

of common stock has been reserved for issuance under the 1992 Plan. At December 31, 2000, the Company is no longer granting stock options from the 1992 Plan. As stock options are terminated or cancelled from the 1992 Plan, the stock options are being retired and are no longer available for future grant.

   The Company's 1998 Stock Plan (the "1998 Plan") was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998 and has rights and privileges similar to the 1992 Plan. The 1998 Plan allows for the issuance of a maximum of 1,000 shares of the Company's common stock with annual increases starting in 2000, subject to certain limitations. In January 2000, the 1998 Plan was amended to increase the maximum number of shares that may be issued to 1,358.

   The Company's 1999 Nonstatutory Stock Option Plan (the "1999 Plan") was adopted by the Board of Directors in December 1999. The 1999 Plan allows for the issuance of a maximum of 1,000 shares of the Company's common stock. Additions to the Plan may be approved by the Board of Directors. The 1999 Plan has rights and privileges similar to the 1998 Plan. In April 2000, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 1,425. In October 2000, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 1,825.

   Generally, stock options are granted with vesting periods of four years and have an expiration date of ten years from the date of grant. However, in the event of a change in control, as defined in our Change in Control plans adopted June 2000, employees who are terminated as a direct result of the change in control will be entitled to certain separation benefits including acceleration of unvested options ranging from six months to full vesting and severance pay ranging from one to eighteen months. Benefits may be limited in certain circumstances due to certain tax code provisions.

                               TUT SYSTEMS, INC.

                   (in thousands, except per share amounts)


   Activity under the 1992, 1998 and 1999 Plans (the "Plans") are summarized as follows:

                                                             Outstanding Options
                                             ----------------------------------------------------
                                                                                     Weighted
                          Shares                                                     Average
                         Available  Options  Number of       Price        Aggregate  Exercise
                         For Grant Exercised  Shares       Per Share        Price     Price
                         --------- --------- --------- ------------------ ---------  --------
Balance, January 1,
 1998...................     317       208       725   $   0.28 - $  2.00 $    385    $ 0.53
  Options authorized....   1,188       --        --          --        --       --        --
  Options granted.......    (414)      --        414       2.00 -   15.00    2,822      6.82
  Options exercised.....     --        129      (129)      0.36 -    2.40      (63)     0.49
  Options terminated....       5       --         (5)                0.52       (3)     0.52
                          ------     -----     -----                      --------
Balance, December 31,
 1998...................   1,096       337     1,005       0.28 -   15.00    3,141      3.13
  Options authorized....   1,000       --        --          --        --       --        --
  Options granted.......    (849)      --        849       1.85 -   51.38   22,346     26.35
  Options exercised.....     --        268      (268)      0.36 -   15.00     (508)     1.89
  Options terminated....      30       --       (144)      0.48 -   46.63   (1,957)    13.59
  Available options
   retired from 1992
   Plan.................     (10)      --        --          --                 --        --
                          ------     -----     -----                      --------
Balance, December 31,
 1999...................   1,267       605     1,442       0.36 -   51.38   23,022     15.96
  Options authorized....   1,183       --        --          --        --       --        --
  Options granted.......  (2,461)      --      2,461       6.16 -  100.63   98,263     39.92
  Options exercised.....     --        450      (450)      0.36 -   59.59   (4,281)     9.51
  Options terminated....     695       --       (698)      0.48 -   94.50  (25,146)    36.03
  Restricted stock
   issued...............     (46)      --        --          --        --       --        --
  Available options
   retired from 1992
   Plan.................     (51)      --        --          --        --       --        --
                          ------     -----     -----                      --------
Balance, December 31,
 2000...................     587     1,055     2,755     $ 0.36 - $100.63 $ 91,858    $33.34
                          ======     =====     =====                      ========

   In addition to options granted under the Plans, in March 2000, the Company granted an option to purchase 75 shares at $51.25 with rights and privileges similar to the 1998 Plan. In December 2000, the Company granted an option to purchase 65 shares at $7.44 with rights and privileges similar to the 1998 Plan.

   In addition, during 2000 restricted stock was granted with repurchase rights which lapse over an eighteen month period. The unearned compensation associated with restricted stock grants is amortized on a straight line basis over the eighteen month period. Accordingly, the Company amortized $1,107 for the year ended December 31, 2000.

   In connection with the grant of options for the purchase of 356 shares of common stock to employees during the period from December 1997 through June 1998, the Company recorded aggregate deferred compensation of $1,820 representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. In December 2000, the Company reduced this deferred compensation by $251 to $1,569 before amortization, reflecting employee terminations through December 2000. This deferred compensation will be amortized over the vesting period relating to these options. Accordingly, the Company amortized $438, $455 and $393 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company uses the Black-Scholes option pricing model to value options granted to consultants. The

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

total estimated fair value of these grants during the periods presented was not significant and was expensed over the applicable vesting periods.

   At December 31, 2000, 1999 and 1998, vested options to purchase 418, 379 and 385 shares of common stock, respectively were unexercised. The weighted average exercise price of these options was $19.92, $1.96 and $0.65 per share for 2000, 1999 and 1998, respectively.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                  Options Outstanding                 Options Exercisable
   -----------------------------------------------------------------------
                                  Weighted
                                   Average
                                  Remaining  Weighted             Weighted
                                 Contractual Average              Average
       Range of        Number       Life     Exercise   Number    Exercise
   Exercise Prices   Outstanding   (years)    Price   Exercisable  Price
   ----------------  ----------- ----------- -------- ----------- --------
   $ 0.36 - $  0.52        97       5.40      $ 0.47       79      $ 0.45
     1.85 -    2.40       138       7.20        2.31       91        2.30
     3.60 -    3.60         8       7.10        3.60        5        3.60
     6.16 -    8.00       166       9.70        7.15        4        8.00
    12.00 -   15.00        82       7.70       14.24       25       14.35
    20.11 -   28.00       826       9.20       25.96      115       24.20
    31.38 -   46.63     1,162       9.20       38.11       59       37.18
    47.88 -   68.25       289       9.40       59.21       40       65.92
    74.94 -  100.63       127       9.70       83.31      --        95.62
                        -----                             ---
                        2,895                             418
                        =====                             ===

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

 Pro forma stock-based compensation

   The Company is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The following information concerning the Company's stock option plans and employee stock purchase plan is provided in accordance with SFAS 123. The Company accounts for its stock option plans and employee stock purchase plan in accordance with APB No. 25 and related Interpretations. Had compensation expense for the stock option plans and the employee stock purchase plan been determined based on the fair value at the grant date for awards granted in 2000, 1999 and 1998, consistent with the provisions of SFAS 123, the pro forma net loss would have been reported as follows:

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Net loss attributable to common
    stockholders--as reported................... $(74,098) $(11,969) $(16,331)
   Net loss attributable to common
    stockholders--pro forma.....................  (87,618)  (13,602)  (16,496)
   Net loss per share attributable to common
    stockholders--as reported...................    (4.98)    (1.12)   (60.62)
   Net loss per share attributable to common
    stockholders--pro forma.....................    (5.89)    (1.27)   (61.24)

   The Black-Scholes option pricing model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates which are based upon historical volatility rates trended into future years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide reliable single measure of the fair value of the Company's options.

   Prior to the Company's initial public offering, the fair value of each option grant was estimated using the minimum value method. Volatility and dividend yields were not factors in the Company's minimum value calculation. Subsequent to the offering, the fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option pricing model. The Company has also estimated the fair value of the purchase rights issued from its employee stock purchase plan, using the Black-Scholes option pricing model. The Company first issued purchase rights from the 1998 Purchase Plan in fiscal 1999. The following table outlines the weighted average assumptions for both the stock options granted and the purchase rights issued:

                                              Stock Option      Employee Stock
                                                  Plans         Purchase Plan
                                             -----------------  ----------------
                                               Year Ended         Year Ended
                                              December 31,       December 31,
                                             -----------------  ----------------
                                             2000   1999  1998  2000   1999
                                             -----  ----  ----  -----  ----
Expected dividend yield.....................   0.0%  0.0% 0.0%    0.0%  0.0%
Risk-free interest rate.....................   6.2%  5.6% 5.4%    5.8%  4.7%
Expected volatility......................... 120.0% 90.0% 0.0%  120.0% 90.0%
Expected life (in years)....................   4.0   4.0  4.0     0.5   0.5

   Generally, the Company grants options at a price equal to the fair market value of the Company's stock on the date of the grant. The weighted-average estimated fair values of stock options granted during fiscal 2000, 1999 and 1998 as calculated using the Black-Scholes option pricing model were $31.51, $17.74 and $2.13 per share, respectively.

 401(k) Plan

   In April 1995, the Company adopted the Tut Systems' Inc. 401(k) Plan (the "401(k) Plan") covering all eligible employees. Contributions are limited to 15% of each employee's annual compensation. Contributions to the 401(k) Plan by the Company are discretionary. The Company did not make any contributions for the years ended December 31, 2000, 1999 and 1998.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 11--LOSS ON PURCHASE COMMITMENTS AND ABANDONED PRODUCTS

   At December 31, 2000, the Company accrued a provison for loss on purchase commitments in the amount of $19,042 related to canceled purchase orders. In addition, the Company recorded a provision for loss on abandoned products of $8,181 related to the Company's decision to abandon the further development and sale of certain product lines. This amount excludes $6,287 already recorded as a provision for excess and obsolete inventory included in the cost of goods sold related to product.

NOTE 12--SEGMENT INFORMATION:

   The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

                                                          Years Ended December
                                                                   31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
     United States...................................... $42,474 $18,825 $ 8,601
     International:
       Korea............................................  12,791       *      **
       Canada...........................................       *   2,779      **
       All other countries..............................  16,726   6,203   1,954
                                                         ------- ------- -------
                                                         $71,991 $27,807 $10,555
                                                         ======= ======= =======

--------
* Revenue attributable to this country was less than 10% of total revenue and any revenue attributable to this country is included in the "All other countries" line.

** The Company was able to determine revenue by country in 2000 and 1999. In prior periods, the Company was only able to determine revenue breakdown between the United States and all other countries.

   It is impracticable for the Company to compute product revenues by product type for the years ended December 31, 2000, 1999 and 1998.

   Three customers accounted for 18%, 12% and 11%, respectively, of the Company's revenue for the year ended December 31, 2000. Two customers accounted for 12% and 10%, respectively, of the Company's revenue for the year ended December 31, 1999. One customer accounted for 10% of the Company's revenue for the year ended December 31, 1998.

NOTE 13--SUBSEQUENT EVENTS (UNAUDITED):

 Completed Acquisition

   On January 11, 2001, the Company acquired ActiveTelco, Inc. ("ActiveTelco") for approximately $4,850, consisting of an aggregate of 321 shares of the Company's common stock and 19 options to purchase shares of the Company's common stock, and acquisition related expenses consisting primarily of legal, other professional fees, assumed ActiveTelco convertible notes in the amount of $650 plus accrued interest and other assumed liabilities of approximately $1,100. This transaction will be treated as a purchase for accounting purposes. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


   The preliminary allocation of the purchase price was based on the estimated fair value of goodwill of $3,248, assembled workforce of $442, and in-process research and development of $1,160. The preliminary amount allocated to intangibles was determined based on an appraisal using established valuation techniques. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

Option Exchange Program

   The Company is offering its employees the opportunity to cancel up to 1,711,963 outstanding options in return for new options to purchase shares of common stock equal to the number of options canceled. The new options will be issued six months and two days after the cancellation. The exercise price will be the fair market value on the grant date. Employees who choose to cancel options will receive credit for past vesting as well as vesting during the waiting period. In addition, the vesting period for the new options will be shortened by approximately six months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There has been no change in our independent accountants during the past two fiscal years. There have been no disagreements with our independent accountants on our accounting or financial reporting that would require our independent accountants to qualify or disclaim their report on our consolidated financial statements and financial statement schedule, or otherwise require disclosure in this Annual Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 10.

ITEM 11. EXECUTIVE COMPENSATION

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities and Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities and Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities and Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)

   1. Financial Statements

   The following documents are filed as part of this Annual Report on Form 10-
K:

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  37
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  38
Consolidated Statements of Operations for the years ended December 31,
 1998, 1999, and 2000....................................................  39
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998..................................  40
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998.....................................................  41
Notes to Consolidated Financial Statements...............................  42

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

   (b) Reports on Form 8-K

   We did not file any Reports of Form 8-K during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: April 2, 2001

                                          TUT SYSTEMS, INC.

                                                  /s/ Nelson Caldwell
                                          By: _________________________________
                                                      Nelson Caldwell
                                               Vice President, Finance, Chief
                                              Financial Officer and Secretary

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

   Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Salvatore D'Auria            President, Chief Executive   April 2 , 2001
______________________________________ Officer and Chairman of
          Salvatore D'Auria            the Board (Chief Executive
                                       Officer)

       /s/ Nelson Caldwell             Vice President, Finance,      April 2, 2001
______________________________________ Chief Financial Officer
           Nelson Caldwell             and Secretary (Chief
                                       Financial and Accounting
                                       Officer)

       /s/ Saul Rosenzweig             Director                      April 2, 2001
______________________________________
           Saul Rosenzweig

         /s/ Neal Douglas              Director                      April 2, 2001
______________________________________
             Neal Douglas

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Clifford H. Higgerson          Director                      April 2, 2001
______________________________________
        Clifford H. Higgerson

         /s/ David Spreng              Director                      April 2, 2001
______________________________________
             David Spreng

     /s/ George M. Middlemas           Director                      April 2, 2001
______________________________________
         George M. Middlemas

        /s/ Roger H. Moore             Director                      April 2, 2001
______________________________________
            Roger H. Moore

                               TUT SYSTEMS, INC.

          SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                Addition
                                   Balance at (reductions)             Balance
                                   Beginning  to Costs and            at End of
                                   of Period    Expenses   Write-offs  Period
                                   ---------- ------------ ---------- ---------
Allowance for doubtful accounts:
  Year ended December 31, 1998...   $    29     $   104     $   (18)   $   115
  Year ended December 31, 1999...       115         235         (15)       335
  Year ended December 31, 2000...       335      22,546      (1,714)    21,167
Valuation allowance for deferred
 tax assets:
  Year ended December 31, 1998...     8,981       5,290         --      14,271
  Year ended December 31, 1999...    14,271       5,480         --      19,751
  Year ended December 31, 2000...    19,751      35,490         --      55,241
Allowance for excess and obsolete
 inventory and abandoned product:
  Year ended December 31, 1998...         7         203         (95)       115
  Year ended December 31, 1999...       115         340         (37)       418
  Year ended December 31, 2000...       418      14,468      (1,131)    13,755

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel
         Communications, Inc.(4)

   2.2 Agreement and Plan of Reorganization dated as of June 8, 1999, by and among the Company, Public Port Acquisition Corporation, and Public
         Port, Inc.(3)

   2.3 Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition Corporation and FreeGate Corporation.(5)

   2.4   Asset Purchase Agreement by and between the Company and OneWorld
         Systems, Inc. dated as of February 3, 2000.(6)

   2.5 Amendment No. 1 to Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 17, 2000.(6)

   2.6 Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(8)

   2.7 Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco
         Acquisition Corporation, and, with respect to Article VII only, Azeem
         Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent.(10)

   3.1   Second Amended and Restated Certificate of Incorporation of the
         Company.(1)

   3.2   Bylaws of the Company, as currently in effect.(1)

   4.1   Specimen Common Stock Certificate.(1)

  10.1 1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

  10.2   1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase
         Agreement thereunder.(1)

  10.3   1998 Employee Stock Purchase Plan, as amended.(2)

  10.4   1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

  10.5   American Capital Marketing, Inc. 401(k) Plan.(1)

  10.6   Fourth Amended and Restated Shareholders' Rights Agreement, dated
         December 16, 1997, between the Company and certain stockholders.(1)

  10.7   Lease by and between Pleasant Hill Industrial Park Associates, a
         California Limited Partnership, and the Company dated April 4, 1995, as amended.(1)

  10.8 Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997.(1)

  10.9   Licensing and Cooperative Marketing Agreement between Microsoft
         Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998.(1)

  10.10 Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

  10.11 Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

  10.12  Non-competition Agreement by and between the Company, FreeGate
         Corporation and Sandy Benett dated as of November 17, 1999.(6)

  10.13  Agreement and General Release between the Company and And Yet, Inc.
         dated July 31, 1998.(1)

  10.14 Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

 Exhibit
 Number                                Description
 -------                               -----------
  10.15  Home Phoneline Promoters Agreement by and between the Company and IBM
         Corporation, Hewlett-Packard Company, Compaq Computer Corporation,
         Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T
         Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor
         Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

  10.16 Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

  10.17 Loan Agreement, General Security Agreement, and Collateral Assignment and Patent Mortgage and Security Agreement with Imperial Bank, each dated August 16, 1997.(1)

  10.18  Loan and Security Agreement, Streamlined Facility Agreement, Revolving
         Credit Note, Patent and Trademark Security Agreement, Security
         Agreement in Copyrighted Works and Stock Subscription Warrant between the Company and TransAmerica Business Credit Corporation, each dated
         December 18, 1998.(1)

  10.19 Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

  10.20 Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

  10.21  Commercial Office Lease between Las Positas LLC and the Company, dated
         March 8, 2000.(7)

  10.22  Executive Retention and Change of Control Plan.(9)

  10.23  Non-Executive Retention and Change of Control Plan and Summary Plan
         Description.(9)

  10.24  Non-Qualified Stock Option Agreement issued to Mark Carpenter on March
         3, 2000.(9)

  11.1 Calculation of earnings per share (contained in Note 2 of Notes to Consolidated Financial Statements).

  21.1   List of Subsidiaries of the Company.

  23.1   Consent of Independent Accountants.

  24.1   Power of Attorney (See page 63).

--------
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(6) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.
(8) Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(9) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10) Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.