Form 10-Q
period 2001-03-31
TUT SYSTEMS INC
filed 2001-05-11
CIK 878436

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                       Commission File Number: 000-25291

                               ----------------

                               TUT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                       94-2958543
        (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

      5964 W. Las Positas Blvd., Pleasanton, California    94588
          (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (925) 490-3900

                               ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

As of March 31, 2001, 16,274,864 shares of the Registrant's Common Stock, par value $0.001 per share, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TUT SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000..............................................     3

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2001 and March 31, 2000.................     4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and March 31, 2000.................     5

          Notes to Unaudited Condensed Consolidated Financial
          Statements.....................................................     6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    12

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....    29

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................    30

 Item 2.  Changes in Securities and Use of Proceeds......................    30

 Item 3.  Defaults Upon Senior Securities................................    30

 Item 4.  Submission of Matters to a Vote of Security Holders............    30

 Item 5.  Other Information..............................................    30

 Item 6.  Exhibits and Reports on Form 8-K...............................    30

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TUT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents.............................  $  55,322   $  47,307
 Short-term investments................................     21,297      55,307
 Accounts receivable, net of allowance for doubtful
  accounts of $20,115 and $21,167 in 2001 and 2000,
  respectively.........................................      4,743       6,124
 Inventories, net......................................     24,710      36,285
 Prepaid expenses and other............................      3,155       3,526
                                                         ---------   ---------
   Total current assets................................    109,227     148,549
Property and equipment, net............................     10,456      10,578
Intangibles and other assets (including restricted cash
 of $3.2 million in both 2001 and 2000)................     44,002      46,461
                                                         ---------   ---------
   Total assets........................................  $ 163,685   $ 205,588
                                                         =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................  $   3,486   $   9,446
 Accrued liabilities...................................     22,068      27,129
 Deferred revenue......................................        980       1,054
                                                         ---------   ---------
   Total current liabilities...........................     26,534      37,629
Deferred revenue, net of current portion...............      1,240       1,454
Other liabilities......................................        344         332
                                                         ---------   ---------
   Total liabilities...................................     28,118      39,415
                                                         ---------   ---------
Commitments and contingencies (Note 7)

Stockholders' equity:
 Common stock, $0.001 par value, 100,000 shares
  authorized, 16,275 and 15,911 shares issued and
  outstanding in 2001 and 2000, respectively...........         16          16
 Additional paid-in capital............................    301,171     298,332
 Deferred compensation.................................       (636)     (1,041)
 Notes receivable from stockholders....................       (371)       (555)
 Accumulated other comprehensive income (loss).........        (59)          6
 Accumulated deficit...................................   (164,554)   (130,585)
                                                         ---------   ---------
   Total stockholders' equity                              135,567     166,173
                                                         ---------   ---------
   Total liabilities and stockholders' equity..........  $ 163,685   $ 205,588
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

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
Revenues:
 Product.................................................... $  4,650  $16,164
 License and royalty........................................      237      310
                                                             --------  -------
   Total revenues...........................................    4,887   16,474
                                                             --------  -------
Cost of goods sold:
 Product....................................................   21,747    9,137
 License and royalty........................................      --       --
                                                             --------  -------
   Total cost of goods sold.................................   21,747    9,137
                                                             --------  -------
Gross (loss) margin.........................................  (16,860)   7,337
                                                             --------  -------
Operating expenses:
 Sales and marketing........................................    3,825    4,819
 Research and development...................................    4,682    3,183
 General and administrative.................................    3,236    2,175
 In-process research and development........................    1,160      800
 Amortization of intangibles and abandonment of completed
  technology and patents....................................    5,344      746
 Noncash compensation expense...............................       61      114
                                                             --------  -------
   Total operating expenses.................................   18,308   11,837
                                                             --------  -------
Loss from operations........................................  (35,168)  (4,500)
Interest expense............................................      (9)     (310)
Interest income.............................................    1,199      575
Other income, net...........................................        9      --
                                                             --------  -------
Loss before income taxes....................................  (33,969)  (4,235)
Income tax expense..........................................      --         1
                                                             --------  -------
Net loss.................................................... $(33,969) $(4,236)
                                                             ========  =======
Net loss per share, basic and diluted (Note 3).............. $  (2.10) $ (0.34)
                                                             ========  =======
Shares used in computing net loss per share, basic and
 diluted (Note 3)...........................................   16,213   12,435
                                                             ========  =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $(33,969) $ (4,236)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.............................................      877       307
  Noncash interest income and amortization of discounts on
   investments.............................................     (112)       85
  Provision for allowance for doubtful accounts............       70       --
  Provision for excess and obsolete inventory..............   18,633       732
  Amortization of intangible assets, abandonment of
   completed technology and patents and noncash
   compensation expense....................................    5,795     1,120
  Write-off of in-process research and development.........    1,160       800
  Gain on sale of other assets.............................      (9)      (103)
  Change in operating assets and liabilities:
   Accounts receivable.....................................    1,311       679
   Inventories.............................................   (7,058)   (3,822)
   Prepaid expenses and other assets.......................    1,168    (1,649)
   Accounts payable and accrued liabilities................  (12,886)      246
   Deferred revenue........................................     (288)     (181)
                                                            --------  --------
    Net cash used in operating activities..................  (25,308)   (6,022)
                                                            --------  --------
Cash flows from investing activities:
 Purchase of property and equipment........................     (681)     (698)
 Purchases short-term investments..........................   (3,991)      --
 Proceeds from maturities of short-term investments........   38,116     9,500
 Proceeds from sale of other assets........................      --        128
 Acquisition of businesses, net of cash acquired and
  purchased research and development.......................     (169)   (1,292)
                                                            --------  --------
    Net cash provided by investing activities..............   33,275     7,638
                                                            --------  --------
Cash flows from financing activities:
 Proceeds from lines of credit.............................      --         42
 Proceeds from issuances of common stock, net..............       48   142,185
                                                            --------  --------
    Net cash provided by financing activities..............       48   142,227
                                                            --------  --------
Net increase in cash and cash equivalents..................    8,015   143,843
Cash and cash equivalents, beginning of period.............   47,307    13,405
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 55,322  $157,248
                                                            ========  ========
Noncash financing activities:
 Common stock issued in connection with ActiveTelco
  acquisition in 2001 and FreeGate acquisition in 2000,
  respectively............................................. $  2,944  $ 21,887
                                                            ========  ========
 Unearned compensation related to stock and stock option
  grants................................................... $    153  $  1,999
                                                            ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TUT SYSTEMS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE 1 -- DESCRIPTION OF BUSINESS:

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

NOTE 2 -- BASIS OF PRESENTATION:

   The accompanying condensed consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001 and December 31, 2000, and the Company's results of operations and cash flows for the three months ended March 31, 2001 and 2000. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net loss per share

   Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options were not included in the computation of diluted net loss per share because the effect would be antidilutive.

   The calculation of net loss per share follows:

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
     Net loss per share, basic and diluted:
     Net loss..............................................  $(33,969) $(4,236)
                                                             ========  =======
     Net loss per share, basic and diluted.................  $  (2.10) $ (0.34)
                                                             ========  =======
     Shares used in computing net loss per share, basic and
      diluted..............................................    16,213   12,435
                                                             ========  =======
     Antidilutive securities including options not included
      in net loss per share calculations...................     3,121    2,137
                                                             ========  =======

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


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

   The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. To date, the Company has not experienced any significant losses on its cash equivalents or short-term investments. However, at March 31, 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.2 million which matured in January 2001 and is currently in default. The Company believes that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," effective January 1, 2001. The Company, to date, has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material impact on the financial statements.

Reclassifications

   Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 4 -- COMPREHENSIVE LOSS:

   Accumulated other comprehensive loss includes unrealized gains and losses on other assets and foreign currency translation adjustment that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive loss:

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
     Net loss............................................... $(33,969) $(4,236)
                                                             --------  -------
     Unrealized gains on other assets.......................      (41)     515
     Foreign currency translation adjustment................      (24)     --
                                                             --------  -------
     Net change in other comprehensive loss.................      (65)     515
                                                             --------  -------
     Total comprehensive loss............................... $(34,034) $(3,721)
                                                             ========  =======

NOTE 5 -- BUSINESS COMBINATIONS:

 ActiveTelco

   On January 11, 2001, the Company acquired ActiveTelco, Inc. ("ActiveTelco") for approximately $4,850, consisting of an aggregate of 321 shares of the Company's common stock and 19 options to purchase shares of the Company's common stock, acquisition related expenses consisting primarily of legal, other professional fees, assumed ActiveTelco convertible notes in the amount of $650 plus accrued interest and other assumed liabilities of approximately $1,100. This transaction was treated as a purchase for accounting purposes. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

   The allocation of the purchase price was based on the estimated fair value of goodwill of $3,248, assembled workforce of $442, and in-process research and development of $1,160. The amount allocated to intangibles was determined based on a preliminary appraisal using established valuation techniques. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 6 -- BALANCE SHEET COMPONENTS:

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
     Short-term investments:
      Commercial paper.................................. $ 10,106     $ 37,564
      Corporate bonds...................................    6,156       12,637
      US government agency notes........................    5,035        5,106
                                                         --------     --------
                                                         $ 21,297     $ 55,307
                                                         ========     ========
     Inventories, net:
      Finished goods.................................... $ 49,028     $ 43,151
      Raw materials.....................................    7,354        6,889
                                                         --------     --------
                                                           56,382       50,040
      Less: reserves....................................  (31,672)     (13,755)
                                                         --------     --------
                                                         $ 24,710     $ 36,285
                                                         ========     ========
     Intangibles and other assets:
      Goodwill.......................................... $ 37,578     $ 34,298
      Completed technology and patents*.................    7,180       10,580
      Assembled workforce...............................    3,742        3,300
                                                         --------     --------
                                                           48,500       48,178
      Less: accumulated amortization*...................   (9,580)      (7,648)
                                                         --------     --------
      Net intangibles...................................   38,920       40,530
      Other**...........................................    5,082        5,931
                                                         --------     --------
                                                         $ 44,002     $ 46,461
                                                         ========     ========
     Accrued liabilities:
      Provision for loss on purchase commitments........ $ 14,771     $ 19,042
      Compensation......................................    2,108        2,571
      Other.............................................    5,189        5,516
                                                         --------     --------
                                                         $ 22,068     $ 27,129
                                                         ========     ========

--------
 * The Company wrote off $2.7 million, net in completed technology and patents in the first quarter of 2001.
** Included in other assets is restricted cash of $3.2 million. See Note 7.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

 Lease obligations

   The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire through 2007. On March 3, 1998, the Company extended its existing lease for its former headquarters location for three years beginning June 1, 1998 to May 31, 2001. In July 2000, the Company subleased this former headquarters location when the Company moved to its new headquarters in Pleasanton, California. In connection with the business combinations in 1999, the Company assumed operating leases which expire in April and December 2001.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


   In July 2000, the Company relocated its principal administrative and engineering facilities from Pleasant Hill, California to Pleasanton, California. The lease for the Pleasanton facility expires April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,800. The letter of credit is collateralized by restricted funds in the amount of $3,248, which are included in intangibles and other assets. The letter of credit is reduced annually by $250 provided the Company is not in default under the terms of the lease agreement.

 Purchase commitments

   At March 31, 2001, the Company had noncancellable commitments to purchase finished goods inventory totaling $5,930 in aggregate.

 Contingencies

   The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 8 -- SEGMENT INFORMATION:

   The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

                                                                   Three Months
                                                                      Ended
                                                                    March 31,
                                                                  --------------
                                                                   2001   2000
                                                                  ------ -------
     United States............................................... $1,736 $ 6,703
     International:
      Denmark....................................................    524       *
      Hong Kong..................................................    --    3,177
      Japan......................................................  1,981       *
      Korea......................................................    --    5,962
      All other countries........................................    646     632
                                                                  ------ -------
                                                                  $4,887 $16,474
                                                                  ====== =======

--------
* Revenue attributable to this country was less than 10% of total revenue and any revenue attributable to this country is included in the "All other countries" line.

   It is impracticable for the Company to compute product revenues by product type for the three months ended March 31, 2001 and 2000.

   Three customers accounted for 22%, 13% and 11%, respectively, of the Company's revenue for the three months ended March 31, 2001. Two customers accounted for 36% and 17%, respectively, of the Company's revenue for the three months ended March 31, 2000.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 9 -- SUBSEQUENT EVENTS:

   On April 23, 2001, the Company announced a restructuring plan that is expected to reduce the Company's operational cost structure beginning in the third quarter of 2001. Restructuring charges related to terminating employees, vacating certain facilities and retiring certain property and equipment are estimated to be approximately $1.8 million.

   As a result of the restructuring plan, the Company has reduced its workforce by approximately 28%. The Company also announced the cancellation of its Option Exchange Program whereby the Company offered to exchange existing options held by certain employees for new options to be issued at a future date. The Company currently expects to re-offer a similar program to the remaining employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties including but not limited to statements regarding customer and geographic mix, gross margins and operating costs and expenses. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in our Registration Statements on Form 10-K, as filed with the SEC on April 12, 2001, those discussed in our other reports and filings with the SEC and those discussed under "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

   We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access to multi-tenant buildings. We use our proprietary FastCopper technology to deliver cost-effective, scalable and easy to deploy solutions that exploit the underutilized bandwidth of copper telephone wires within these buildings. Our collection of FastCopper technologies include HomeRun, which was selected as the initial specification for a home networking standard promoted by the HomePNA, and LongRun, a proprietary extension of HomeRun providing superior performance at longer distances. These technologies are deployed through our Expresso high-bandwidth access multiplexers and associated routers. In addition to our Expresso access multiplexers are our products that provide service providers with enhanced capabilities such as subscriber management, bandwidth management, IP address management, and network address translation. Recently, we introduced our IntelliPOP product line with our proprietary Signature Switch technology. Our proprietary Signature Switch technology is designed to allow service providers to manage and guarantee bandwidth and service performance across applications such as IP telephony, VPN networking, videoconferencing, video-on-demand, file transfer and Internet access, and to efficiently configure IntelliPOP for the delivery of these services according to the unique market requirements of multi-tenant building owners and end-user subscribers on an individual or collective basis.

   We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the MCU market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the MDU market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite into additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market. During the last quarter of 2000 and the first quarter of 2001, our new IntelliPOP product was under evaluation by several potential customers.

   We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and the sale of our software products. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from service obligations included in product revenues is deferred and generally recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns, and warranty costs based on historical experience by product, are recorded at the time revenue is recognized. Our products generally carry a one year warranty from the date of purchase. Estimated sales returns, and warranty costs based on historical experience by product, are recorded at the time revenue is recognized.

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

   We may incur sales price reductions on some of our products to remain competitive and to reduce relatively high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with cost reductions. Also, recent market developments, including the writedown of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry, may put increased pressure on the sales price of our existing inventories. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. There can be no assurance that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

   Sales to customers outside of the United States accounted for approximately 64% and 59% of revenue for the three months ended March 31, 2001 and 2000, respectively. On average, we expect international sales to represent approximately 50% or more of our revenue in future periods. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been denominated in U.S. dollars.

   We expect to continue to evaluate product line expansion and new product opportunities, engage in research, development and engineering activities and focus on cost-effective design of our products. Accordingly, we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses.

   In February 2000, we acquired FreeGate Corporation ("FreeGate") for approximately $25.5 million, consisting of 510,931 shares of our common stock, 19,707 options to acquire shares of our common stock, and acquisition related expenses consisting primarily of investment advisory, legal, other professional fees and other assumed liabilities. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of IP routing, firewall security, network address translation, secure remote access via VPN networking, and email and web servers on a compact, PC-based platform.

   In April 2000, we acquired certain assets of OneWorld Systems, Inc. ("OneWorld") for approximately $2.4 million in cash. This transaction was treated as a purchase of assets for accounting purposes.

   In May 2000, we acquired Xstreamis Limited ("Xstreamis"), formerly Xstreamis, plc, for $19.6 million, consisting of 439,137 shares of our common stock, 10,863 options to acquire shares of our common stock, $0.1 million in cash and $0.6 million in acquisition related expenses consisting primarily of legal and other professional fees. This transaction was treated as a purchase for accounting purposes. Xstreamis was located in the United Kingdom. Xstreamis provided policy-driven traffic management for high-performance, multimedia networking solutions including routing, switching and bridging functions.

   In January 2001, we acquired ActiveTelco, Inc. ("ActiveTelco") for approximately $4.9 million, consisting of an aggregate of 321,343 shares of our common stock and 18,657 options to purchase shares of our common stock and acquisition related expenses consisting primarily of legal, other professional fees, assumed ActiveTelco convertible notes in the amount of $0.7 million plus accrued interest and other assumed liabilities of approximately $1.1 million. This transaction is being treated as a purchase for accounting purposes. ActiveTelco was located in Fremont, California. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

   While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products. As a result, we have taken a writedown for abandonment of the related completed technology and patents of $2.7 million.

   These completed transactions added significant costs associated with personnel including rent for additional facilities and related general and administrative costs as well as costs associated with research and development, and sales and marketing activities which substantially increased our operating costs in fiscal year 2000 when compared to related costs expended in fiscal year 1999.

   In January 2001 and April 2001, we reduced our total workforce by 10% and 28%, respectively, in an effort to control overall operating expenses in response to recent declines in and expected slowing of our sales growth. In April 2001, we also implemented plans to close several of our satellite offices. We expect to incur restructuring charges of $1.8 million related to the April 2001 restructuring plan.

   We have incurred net operating losses to date and, as of March 31, 2001, had an accumulated deficit of $164.6 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period to period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

   The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

                                                        Three Months Ended
                                                            March 31,
                                                        ---------------------
                                                          2001        2000
                                                        ---------   ---------
     Total revenues....................................     100.0 %    100.0 %
     Total cost of goods sold..........................     445.0       55.5
                                                        ---------   --------
      Gross (loss) margin..............................    (345.0)      44.5
                                                        ---------   --------
     Operating expenses:
      Sales and marketing..............................      78.3       29.3
      Research and development.........................      95.8       19.3
      General administrative...........................      66.2       13.2
      In-process research and development..............      23.7        4.9
      Amortization of intangibles and abandonment of
       completed technology and patents................     109.4        4.5
      Noncash compensation expense.....................       1.2        0.7
                                                        ---------   --------
        Total operating expenses.......................     374.6       71.9
                                                        ---------   --------
     Loss from operations..............................    (719.6)     (27.4)
     Interest expense..................................      (0.2)      (1.9)
     Interest income...................................      24.5        3.5
     Other income, net.................................       0.2        --
                                                        ---------   --------
     Loss before income taxes..........................    (695.1)     (25.8)
     Income tax expense................................       --         --
                                                        ---------   --------
     Net loss..........................................    (695.1)%    (25.8)%
                                                        =========   ========

Three Months Ended March 31, 2001 and 2000

   Revenue. We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and from the sale of software products. Our total revenue decreased to $4.9 million for the three months ended March 31, 2001, from $16.5 million for the three months ended March 31, 2000. The decrease in the first quarter of 2001, when compared to the first quarter of 2000, was primarily due to decreased sales of our Expresso MDU products. The market for our products was markedly different in the first quarter of 2001 as compared to the first quarter of 2000. During the fourth quarter of 2000, our revenue growth slowed substantially due to several key customers who, in the latter part of the fourth quarter experienced a rapid deterioration in their ability to obtain additional capital and, as a result, severely curtailed or halted their purchases of our product, and also due to a fall-off in sales to the Korean market. These developments were not unique to our company and continued on as a general downturn in the telecommunications market throughout the first quarter of 2001 which again affected our ability to generate comparatively similar levels of sales and has made collection of receivables more uncertain in some cases. License and royalty revenue decreased to $0.2 million for the three months ended March 31, 2001, from $0.3 million for the three months ended March 31, 2000. The decrease in 2001 was primarily due to decreases in royalty payments.

   Cost of Goods Sold/Gross (Loss) Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Our cost of goods sold, excluding an additional reserve for excess and obsolete inventory of $18.5 million taken in the first quarter of 2001, decreased to $3.2 million for the three months ended March 31, 2001, from $9.1 million for the three months ended March 31, 2000. The decrease in the first quarter of 2001, when compared to the first quarter of 2000, was primarily due to decreased sales of our

Expresso MDU products. Gross margin before such additional reserve as a percentage of revenue decreased to 33.6% of revenue for the three months ended March 31, 2001, from 44.5% of revenue for three months ended March 31, 2000. The decrease in gross margin before such reserve as a percentage of revenue in the first quarter of 2001 was due primarily to sales price reductions on some of our Expresso MDU products in response to competitive price pressures and to a lesser extent to fixed manufacturing costs which could not be reduced in correlation with the decreased revenue in the first quarter of 2001. During the first quarter of 2001, we recorded an additional reserve for excess and obsolete inventory of $18.5 million. This reserve is primarily related to the costs of raw materials and finished goods in excess of what we reasonably expect to sell in the foreseeable future. Recent market developments, including the writedown of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry have contributed to substantial uncertainties related to the value of these inventories. This charge was included in cost of goods sold resulting in an overall negative gross margin as a percentage of (345)% for the three months ended March 31, 2001.

   Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions, and outside services. Our sales and marketing expenses decreased to $3.8 million for the three months ended March 31, 2001, from $4.8 million for the three months ended March 31, 2000. The decrease in the first quarter of 2001, when compared to the first quarter of 2000, was primarily due to our scaling back of our marketing programs as a cost saving measure in light of the current market conditions and to a lesser degree, to reduced commission expense on lower revenue in the first quarter of 2001. We expect sales and marketing expenses to decrease in absolute dollars in the second quarter of 2001, as compared to the first quarter of 2001, and remain lower throughout the remainder of fiscal 2001 as a result of our workforce reduction in April 2001 and our continued focus on cost saving measures, including decreased spending on marketing programs throughout the remainder of fiscal 2001.

   Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $4.7 million for the three months ended March 31, 2001, from $3.2 million the three months ended March 31, 2000. The increase in the first quarter of 2001, when compared to the first quarter of 2000, was primarily due to the higher headcount in the first quarter of 2001 due to the fiscal 2000 acquisitions of FreeGate, OneWorld and Xstreamis and the first quarter of 2001 acquisition of ActiveTelco, all of which were not a part of Tut in the entire first quarter of 2000. Additionally, in the first quarter of 2001, we amortized $0.4 million of deferred compensation and notes receivable to research and development related to restricted stock granted to certain FreeGate, OneWorld and ActiveTelco employees. Approximately $0.8 million of the remaining deferred compensation and notes receivable have been recorded as a reduction of equity in the balance sheet. We intend to recognize the expense ratably over the remaining period in which the restrictions lapse, currently estimated at five, seven and sixteen months for each of FreeGate, OneWorld and ActiveTelco, respectively. We expect research and development expenses to decrease in absolute dollars in the second quarter of 2001, as compared to the first quarter of 2001, and remain lower throughout the remainder of fiscal 2001 as a result of our workforce reduction in April 2001 and our continued focus on cost saving measures, including the scale-back, postponement or abandonment of research and development efforts on certain of our product lines. We expect research and development activities to represent a significant percentage of our overall fixed operating expenses throughout fiscal 2001.

   General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, and legal, accounting and consulting fees. Our general and administrative expenses increased to $3.2 million for the three months ended March 31, 2001, from $2.2 million for the three months ended March 31, 2000. The increase in the first quarter of 2001, when compared to the first quarter of 2000, was primarily due to additions of administrative personnel and increases in other costs related to our growth throughout fiscal 2000. We expect general and administrative expenses to decrease in absolute dollars in the second quarter of 2001 and remain lower throughout the remainder of fiscal 2001, as compared to the first quarter of 2001, as a result of our workforce reduction in April 2001 and our continued focus on cost saving measures.

   In-Process Research and Development. Amounts expensed as in-process research and development for three months ended March 31, 2001 and 2000 were $1.2 million and $0.8 million, respectively, and were related to in-process research and development purchased from ActiveTelco and FreeGate, respectively.

     In-Process Research and Development, ActiveTelco. Amounts expensed as in-process research and development were $1.2 million for the three months ended March 31, 2001 and were related to in-process research and development purchased from ActiveTelco. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on our future results of operations or cash flows.

     In-Process Research and Development, FreeGate. Amounts expensed as in-process research and development were $0.8 million for the three months ended December 31, 2000 and were related to in-process research and development purchased from FreeGate. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. In April 2001, as part of our cost reduction efforts, we decided to not pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products.

   Amortization of Intangibles and Abandonment of Completed Technology and Patents. Amortization of intangibles and abandonment of completed technology and patents includes the periodic amortization of intangible assets related to the purchase acquisitions of Vintel, FreeGate, OneWorld, Xstreamis and ActiveTelco. These assets consist primarily of assembled workforce, completed technology and patents, and goodwill, and each are amortized over their estimated useful lives of three, five and five years, respectively. Amortization of intangibles and abandonment of completed technology and patents also includes the writedown of completed technology and patents related to the FreeGate acquisition in the first quarter of 2001. Amortization of intangibles and abandonment of completed technology and patents increased to $5.3 million for the three months ended March 31, 2001, from $0.7 million for the three months ended March 31, 2000. The increase in the first quarter of 2001, when compared to the first quarter of 2000, relates to the amortization of intangibles related to the Vintel, FreeGate, OneWorld, Xstreamis and ActiveTelco acquisitions in the first quarter of 2001 and a $2.7 million charge for abandoned FreeGate completed technology and patents, while the first quarter of 2000 only includes amortization of intangibles related to the November 1999 acquisition of Vintel and the February 2000 acquisition of FreeGate.

   Noncash Compensation Expense. Noncash compensation expense for the three months ended March 31, 2001 and 2000 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the option exercise price at the date of grant. Our noncash compensation expense was $0.06 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. We intend to recognize $0.2 million in additional expenses related to employee stock options ratably over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

   Interest Expense. Interest expense consisted of interest expense associated with our leases in the first quarter of 2001 and our credit facilities in the first quarter of 2000. Our interest expense decreased to $0.009 million for the three months ended March 31, 2001, from $0.3 million for the three months ended March 31, 2000. The decrease in the first quarter of 2001, when compared to the first quarter of 2000, was primarily due to our paying off the principal owed on our credit facilities in June 2000.

   Interest Income. Interest income consisted of interest income on our cash, investments and notes receivable balances, offset by the amortization of premiums paid on investments. Our interest income increased to $1.2 million for the three months ended March 31, 2001, from $0.6 million for three months ended March 31, 2000. The increase in the first quarter of 2001, when compared to the first quarter of 2000, was primarily due to interest income on higher average cash and investment balances.

Liquidity and Capital Resources

   In March 2000, we completed our secondary offering and issued 2,500,000 shares of our common stock at a price of $60.00 and we received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs.

   As of March 31, 2001, we had cash, cash equivalents, and short-term investments of $76.6 million compared to $102.6 million as of December 31, 2000.

   The net increase in cash and cash equivalents of $8.0 million during the three months ended March 31, 2001 resulted primarily from the maturity of short-term investments of $38.1 million and $0.05 million in proceeds from the issuance of common stock related to stock options. The increases in cash and cash equivalents from these sources were offset by uses in operating activities of $25.3 million, purchases of short-term investments of $4.0 million, $0.7 million for the purchase of property and equipment and $0.2 million in acquisition costs for ActiveTelco.

   The net increase in cash and cash equivalents of $143.8 million during the three months ended March 31, 2000 resulted primarily from net proceeds of our secondary offering of $141.7 million, $9.5 million in net proceeds from maturities of short-term investments, $0.5 million in proceeds from the issuance of common stock related to stock options and $0.1 million in proceeds from the sale of other assets. The increases in cash and cash equivalents from these sources were offset by uses in operating activities of $6.0 million, $0.7 million for the purchase of property and equipment and $1.3 million in acquisition costs for FreeGate.

   In the first quarter of 2000, we entered into a lease for administrative and engineering facilities. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.8 million. The letter of credit is collateralized by restricted funds in the amount of $3.2 million, which are included in intangibles and other assets as of March 31, 2001. The letter of credit is reduced annually by $0.25 million provided we are not in default under the terms of the lease agreement.

   For future periods, we generally anticipate a decrease in working capital expenditures on a period to period basis primarily as a result of completing payments for purchase commitments for inventory and general decreases in our operational costs due to our recent workforce reductions.

   We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," effective January 1, 2001. To date, we have not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material impact on our financial statements.

Risk Factors

   YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING" STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

We have a history of losses and expect future losses.

   We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses of $34.0 million for the quarter ended March 31, 2001 and $4.2 million for the quarter ended March 31, 2000. As of March 31, 2001, we had an accumulated deficit of $164.6 million. We expect that we will continue to incur losses in 2001 and we may incur losses in future periods as well.

   We may never achieve or sustain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun technology, IntelliPOP product and software products. We intend to continue increasing certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. We cannot assure you that we will generate a sufficient level of revenue to offset these expenditures, or that we will be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general administrative functions are, in the short term, relatively fixed. Our ability to increase revenue or achieve profitability in the future will primarily depend on our ability to increase sales of our Expresso products including selling excess Expresso inventories, successfully launch our IntelliPOP product, reduce manufacturing costs, sell excess component parts obtained as a result of canceled purchase commitments and successfully introduce and sell enhanced versions of our existing products and new products.

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

  . market acceptance of our products;

  . competitive pressures, including pricing pressures from our partners and competitors particularly in light of recent announcements from competitors that they plan on taking significant writedowns in inventory which could lead to a general excess of competitive products in the marketplace;

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

  . the availability and cost of key components; and

  . the timing of personnel hiring.

   We anticipate that average selling prices for our products will decrease in the near future due to volume pricing agreements and the need to reduce relatively high levels of inventory. In addition, we may also experience substantial period to period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including competition and rapid technological change. Decreasing the average selling prices of our products could cause us to experience decreased revenue despite an increase in the number of units sold. We cannot assure you that we will be able to sustain our gross margins even at the anticipated reduced levels, improve our gross margins by offering new products or increased product functionality, or offset future price declines with cost reductions.

   As a result of these and other factors, it is possible that in some future period our operating results will be below the expectations of securities analysts and investors. In that event, the trading price of our common stock would likely decline.

Purchases by past customers have decreased dramatically and we must establish a new base of customers.

   Many of our past customers have been unable to continue to access capital and are experiencing significant financial difficulties, including bankruptcy. Our largest customers accounted for 46% of net revenues for the quarter ended March 31, 2001 and 53% of net revenues for the quarter ended March 31, 2000. Three customers, Kanematsu Computer System Ltd., RIKEI Corporation and NetPoint A/S, accounted for 22%, 13% and 11%, respectively, of our net revenues for the quarter ended March 31, 2001. Two customers, TriGem InfoComm Corporation and I-Quest, accounted for 36% and 17%, respectively, of our net revenues in the quarter ended March 31, 2000. In order to meet our revenue targets, we must continue to establish a new customer base and increase sales to existing customers. Our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales into larger accounts could also result in increased competition from larger and better established competitors.

We must reduce our inventory and future purchase commitments.

   Changes in our business have resulted in the accumulation of a substantial inventory of finished goods and components. In addition, recent announcements of large-scale inventory writedowns by competitors indicate that the risk of inexpensive competitive products coming into the marketplace in the near future has increased significantly. We have provided for losses related to the cancellation of purchase commitments and allowances for excess and obsolete finished goods inventories and related raw materials. However, we must sell existing finished goods inventory and delay or sell finished goods inventory from future purchase commitments as well as sell component inventory resulting from deliveries on already canceled purchase commitments. Failure to decrease our current and future inventory and/or to sell component parts may require that we take additional charges related to slow moving or obsolete inventory and components. If we are unable to sell a substantial amount of both the finished goods and the component inventories, our expected cash position throughout the year 2001 will be negatively impacted.

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

   The drop in our stock price has resulted in most of our outstanding employee stock options being "underwater" or priced substantially above current market price. In order to properly effect a recent Company layoff, we rescinded an outstanding offer to employees to cancel their existing options and have such options reissued at a date at least six months and two days later than the date of cancellation. While we currently intend on reoffering a similar program to our remaining employees, the effectiveness of such a plan cannot be predicted. In addition, such a program would require the filing of a tender offer statement. Employees receiving such an offer would be requested to read this Form 10-Q, a related offering memorandum and other pertinent information, before making any decision with respect to the offer. Accounting and other regulatory concerns will prevent or limit our ability to issue additional stock options to these employees during the period between cancellation and reissuance. If certain market conditions persist, the attractiveness of our stock option offerings and the success of our employee stock plans may be negatively impacted and as a result diminish our ability to attract and retain qualified personnel.

Changes in capital markets may negatively impact our business.

   Due to recent changes in the capital markets including increased volatility in equity markets and tightening of lending in the credit markets, we believe that we are exposed to a greater risk that customers will alter their payment practices to conserve capital. These changes may lead to increases in outstanding accounts receivable, longer payback periods and increased risk of default. For example, we increased our provisions recorded on past due accounts receivable from several key customers who, during the latter part of the fourth quarter of 2000, experienced a rapid deterioration in their ability to obtain additional capital to fund their business models, declared their inability to make timely payments on their accounts, and, as of the date of this report, have not been able to demonstrate wherewithal to pay their existing account balances. Two of these customers have commenced bankruptcy proceedings. These increased risks will be considered when assessing our customers' wherewithal to pay and will likely result in longer revenue deferrals than previously experienced. We also believe that certain of our customers will alter their deployment plans to meet the constraints imposed by changes in the capital markets. If we are not able to increase sales to other customer segments or sales are otherwise delayed, we may experience volatility in expected sales growth patterns which would increase the risk of declining sales growth in any particular quarter.

Difficulties in forecasting product sales could negatively impact our business.

   We base our expense levels in part upon our expectations concerning future revenue. These expense levels are relatively fixed in the short-term. Orders for our products, however, may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations that typically last 60 to 90 days. In the case of IntelliPOP, those evaluations may increase to six months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenue for that quarter would be reduced. If we have lower revenue in a quarter than expected, we may not be able to reduce our spending in the short-term in response to this shortfall and the reduced revenue would have a direct impact on our results of operations for that quarter. Further, we purchase components and contract manufacture our products based on forecasts of sales. If orders for products exceed our forecasts, we may have difficulty meeting customers orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if orders are less than our forecasts, we may have difficulty in canceling future purchase commitments in a timely manner which may result in greater than expected inventory levels and exposure to losses related to slow moving and obsolete inventory.

We depend on contract manufacturers to manufacture all of our products and rely upon them to deliver high-quality products in a timely manner.

   We do not manufacture our products. We rely on contract manufacturers to assemble, test and package our products. We cannot assure you that these contract manufacturers and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies. Any interruption in the operations of one or more of these contract manufacturers would harm our ability to meet our scheduled product deliveries to customers. In addition, we believe that current market conditions have placed additional financial strain on our contract manufacturers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of a current contract manufacturer would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our business, operating results and financial condition. In addition, we have canceled certain finished goods and component orders which may have a negative impact on our ability to diversify our product manufacturing across a larger base of contract manufactures. In addition, our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could harm our business, operating results or financial condition.

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

   We currently purchase all of the raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supplies from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx and the switching integrated circuit supplies used in the majority of our products are purchased from Texas Instruments. Our products are also dependent on various sole source offerings from Dallas Semiconductor, Metalink US, Motorola, Flextronics Semiconductor, SaRonix, Siemens and Wind River Systems. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, obtaining these components from other sources could take a substantial period of time which could cause us to redesign our products or could disrupt our operations and harm our business, financial condition and results of operation in any given period.

Our market is subject to rapid technological changes and if we do not address these changes, our products will become obsolete, harming our business and ability to compete.

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

   The market for multi-service broadband access systems is intensely competitive and we expect that this market will become increasingly competitive in the future. Our most immediate competitors include Cisco,

Copper Mountain, Elastic Networks, Paradyne and a number of other public and private companies. Many of these competitors are offering or may offer technologies and services that directly compete with some or all of our high-speed access products and related software products. Also, many of these competitors have recently announced significant changes in their business plans and operations some of which, such as major writedowns of inventory, could have a negative impact on our ability to sustain our current pricing or to sell current levels of inventory. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

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

   The market for high-speed data access products and services is characterized by several competing technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities. These competing solutions provide fast access, high reliability and cost-effective solutions for some users. Because many of our products are based on the use of copper telephone wire, and because there are physical limits to the speed and distance over which data can be transmitted over this wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. To the extent that telecommunications service providers choose to install fiber optic cable or other transmission media in the last mile, or to the extent that homes and businesses install other transmission media within buildings, we expect that demand for our products that are based on copper telephone wires will decline. Commercial acceptance of any one of these competing solutions or any technological advancement or product introduction that provides faster access, greater reliability, increased cost-effectiveness or other advantages over technologies that utilize existing telephone copper wires could decrease the demand for our products and reduce average selling prices and gross margins associated with our products. The occurrence of any one or more of these events could harm our business, financial condition and results of operations.

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

Failure to effectively manage operations in light of our changing revenue base will adversely affect our business.

   In the past, we have rapidly and significantly expanded our operations and anticipate that, in the future, expansion in certain areas of our business may be required to address potential growth in our customer base and market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on the larger, more established customers such as ILECs and PTTs in both domestic and international markets. In addition, the volatility in our business has placed a significant strain on our managerial and operational resources. For example, in January 2001 we cut our workforce by 10% and again in April 2001 by an additional 28% in an effort to control overall operating expenses in response to recent declines in and expected slowing of our sales growth.

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

   Sales to customers outside of the United States accounted for approximately 64% and 59% of revenue for the quarters ended March 31, 2001 and 2000, respectively. There are a number of risks arising from our international business, including:

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

   We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, strictly limit access to and distribution of our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We also cannot assure you that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

We may be subject to intellectual property infringement claims that are costly to defend and could harm our business and ability to compete.

   We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. We cannot assure you that third parties will not assert infringement claims in the future with respect to our current or future products. Any such assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or acquire licenses to the technology that is the subject of the asserted infringement. This litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of any litigation and the resulting distraction of our management resources could harm our business, results of operations or financial condition. We also cannot assure you that any licenses of technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms. Our failure to obtain these licenses could harm our business, results of operations and financial condition.

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

If we lose key personnel or are unable to hire additional qualified personnel, as necessary, we may not be able to successfully manage our business.

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

   Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2001, we had 16,274,864 shares outstanding. Of these shares, 15,798,394 shares of common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at March 31, 2001.

   At March 31, 2001, we held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.2 million which matured in January 2001 and is currently in default. We believe that the fair value of this investment has declined since the balance sheet date, however, the ultimate amount of the decline and the net realizable value of this investment is not currently practicably determinable.

   We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

                           PART II. OTHER INFORMATION

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

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   Exhibit
   Number  Description
   ------- -----------
     2.1   Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel
           Communications, Inc.(3)

     2.2 Agreement and Plan of Reorganization dated as of June 8, 1999, by and among the Company, Public Port Acquisition Corporation, and
           Public Port, Inc.(2)

     2.3 Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition
           Corporation and FreeGate Corporation.(4)

     2.4   Asset Purchase Agreement by and between the Company and OneWorld
           Systems, Inc. dated as of February 3, 2000.(5)

     2.5   Amendment No. 1 to Asset Purchase Agreement by and between the
           Company and OneWorld Systems, Inc. dated as of February 17, 2000.(5)

     2.6 Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(6)

     2.7 Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco
           Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent.(7)

     3.1   Second Amended and Restated Certificate of Incorporation of the
           Company.(1)

     3.2   Bylaws of the Company, as currently in effect.(1)

     4.1   Specimen Common Stock Certificate.(1)

    11.1 Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

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

(4) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.

(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(7) Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.

    (b) Reports on Form 8-K.

   The Company filed the following Current Reports on Forms 8-K during the quarter ended March 31, 2001:

     On January 18, 2001, the Company filed a Report on Form 8-K which included the Agreement and Plan of Reorganization, dated December 21, 2000, by and among Tut Systems, Inc., ActiveTelco Incorporated, ActiveTelco Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent.

     On March 16, 2001, the Company filed a Report on Form 8-K regarding the Company's issuance of a press release stating that it planned to conduct an option exchange program for its employees.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001                        TUT SYSTEMS, INC.

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

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel
         Communications, Inc.(3)

   2.2 Agreement and Plan of Reorganization dated as of June 8, 1999, by and among the Company, Public Port Acquisition Corporation, and Public
         Port, Inc.(2)

   2.3 Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition Corporation and FreeGate Corporation.(4)

   2.4   Asset Purchase Agreement by and between the Company and OneWorld
         Systems, Inc. dated as of February 3, 2000.(5)

   2.5 Amendment No. 1 to Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 17, 2000.(5)

   2.6 Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(6)

   2.7 Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco
         Acquisition Corporation, and, with respect to Article VII only, Azeem
         Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent.(7)

   3.1   Second Amended and Restated Certificate of Incorporation of the
         Company.(1)

   3.2   Bylaws of the Company, as currently in effect.(1)

   4.1   Specimen Common Stock Certificate.(1)

  11.1 Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

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

(4) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.

(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(7) Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.