Form 10-Q
period 2001-06-30
TUT SYSTEMS INC
filed 2001-08-01
CIK 878436

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________

                                   FORM 10-Q

                               ________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2001

                       Commission File Number: 000-25291

                               _________________

                               TUT SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                                           94-2958543
  (State or other jurisdiction of                                    (I.R.S Employer Identification No.)
   incorporation or organization)


5964 W. Las Positas Blvd., Pleasanton, California                                  94588
       (Address of principal executive offices)                                  (Zip Code)

      Registrant's telephone number, including area code: (925) 490-3900

                                 ____________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]          No

As of June 30, 2001, 16,364,055 shares of the Registrant's Common Stock, par value $0.001 per share, were issued and outstanding.

================================================================================

                               TUT SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..............................    3

            Condensed Consolidated Statements of Operations for the three months and six months ended
            June 30, 2001 and June 30, 2000..............................................................................    4

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
            2001 and June 30, 2000.......................................................................................    5

            Notes to Unaudited Condensed Consolidated Financial Statements...............................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........................   14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................................................   33

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings............................................................................................   34

Item 2.     Changes in Securities and Use of Proceeds....................................................................   34

Item 3.     Defaults Upon Senior Securities..............................................................................   34

Item 4.     Submission of Matters to a Vote of Security Holders..........................................................   34

Item 5.     Other Information............................................................................................   34

Item 6.     Exhibits and Reports on Form 8-K.............................................................................   34

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TUT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                        June 30,     December 31,
                                                                                          2001           2000
                                                                                        ----------   ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents..........................................................     $  41,635       $  47,307
 Short-term investments.............................................................        20,223          55,307
 Accounts receivable, net of allowance for doubtful accounts of $13,447 and
  $21,167 in 2001 and 2000, respectively............................................         1,670           6,124
 Inventories, net...................................................................        22,915          36,285
 Prepaid expenses and other.........................................................         3,221           3,526
                                                                                         ---------       ---------
    Total current assets............................................................        89,664         148,549
Property and equipment, net.........................................................         9,764          10,578
Intangibles and other assets (including restricted cash of $1,850 and
 $3,248 in 2001 and 2000, respectively).............................................        39,866          46,461
                                                                                         ---------       ---------

    Total assets....................................................................     $ 139,294       $ 205,588
                                                                                         =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................................................     $   2,301       $   9,446
 Accrued liabilities................................................................        12,681          27,129
 Deferred revenue...................................................................           906           1,054
                                                                                         ---------       ---------
    Total current liabilities.......................................................        15,888          37,629
Deferred revenue, net of current portion............................................           951           1,454
Other liabilities...................................................................           343             332
                                                                                         ---------       ---------
    Total liabilities...............................................................        17,182          39,415
                                                                                         ---------       ---------

Commitments and contingencies (Note 7)

Stockholders' equity:
 Common stock, $0.001 par value, 100,000 shares authorized, 16,364 and
  15,911 shares issued and outstanding in 2001 and 2000, respectively...............            16              16
 Additional paid-in capital.........................................................       301,330         298,332
 Deferred compensation..............................................................          (312)         (1,041)
 Notes receivable from stockholders.................................................          (315)           (555)
 Accumulated other comprehensive income (loss)......................................           (54)              6
 Accumulated deficit................................................................      (178,553)       (130,585)
                                                                                         ---------       ---------
    Total stockholders' equity......................................................       122,112         166,173
                                                                                         ---------       ---------

    Total liabilities and stockholders' equity......................................     $ 139,294       $ 205,588
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

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                   Three Months Ended      Six Months Ended
                                                                                        June 30,               June 30,
                                                                                  ---------------------  --------------------
                                                                                     2001        2000      2001       2000
                                                                                  ---------    -------   --------   --------
Revenues:
 Product......................................................................     $  2,494    $20,345   $  7,144    $36,509
 License and royalty..........................................................          228        669        465        979
                                                                                   --------    -------   --------    -------
    Total revenues............................................................        2,722     21,014      7,609     37,488
                                                                                   --------    -------   --------    -------

Cost of goods sold:
 Product......................................................................        2,543     11,234     24,290     20,371
                                                                                   --------    -------   --------    -------
    Total cost of goods sold..................................................        2,543     11,234     24,290     20,371
                                                                                   --------    -------   --------    -------

Gross (loss) margin...........................................................          179      9,780    (16,681)    17,117
                                                                                   --------    -------   --------    -------

Operating expenses:
 Sales and marketing..........................................................        3,501      4,785      7,326      9,604
 Research and development.....................................................        4,092      4,048      8,774      7,231
 General and administrative...................................................        2,918      2,541      6,154      4,716
 Restructuring costs..........................................................        2,092         --      2,092         --
 In-process research and development..........................................           --         --      1,160        800
 Amortization of intangibles and abandonment of completed technology and
  patents.....................................................................        2,561      1,814      7,905      2,560
 Noncash compensation expense.................................................           61        114        122        228
                                                                                   --------    -------   --------    -------
    Total operating expenses..................................................       15,225     13,302     33,533     25,139
                                                                                   --------    -------   --------    -------

Loss from operations..........................................................      (15,046)    (3,522)   (50,214)    (8,022)
Interest expense..............................................................           (4)      (139)       (13)      (449)
Interest income...............................................................          957      2,481      2,156      3,056
Other income, net.............................................................           94         --        103         --
                                                                                   --------    -------   --------    -------

Loss before income taxes......................................................      (13,999)    (1,180)   (47,968)    (5,415)
Income tax expense............................................................           --         --         --          1
                                                                                   --------    -------   --------    -------

Net loss......................................................................     $(13,999)   $(1,180)  $(47,968)   $(5,416)
                                                                                   ========    =======   ========    =======

Net loss per share, basic and diluted (Note 3)................................     $  (0.86)   $ (0.08)  $  (2.95)   $ (0.39)
                                                                                   ========    =======  =========   ========
Shares used in computing net loss per share, basic and diluted (Note 3).......       16,316     15,302     16,261     13,869
                                                                                   ========    =======   ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TUT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                      ---------------------------
                                                                                          2001            2000
                                                                                      -----------      ----------
Cash flows from operating activities:
 Net loss...........................................................................     $(47,968)     $  (5,416)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation......................................................................        1,747            791
  Noncash interest income and amortization of discounts on investments..............          (58)        (1,572)
  Provision for allowance for doubtful accounts.....................................          686            202
  Provision for excess and obsolete inventory.......................................       21,877          1,090
  Amortization of intangible assets, abandonment of completed technology and
    patents and noncash compensation expense........................................        8,749          3,426
  Write-off of in-process research and development..................................        1,160            800
  Gain (loss) on sale or disposal of other assets...................................           62           (103)
  Change in operating assets and liabilities:
    Accounts receivable.............................................................        3,768         (4,532)
    Inventories.....................................................................       (8,507)        (7,841)
    Prepaid expenses and other assets...............................................        2,683           (733)
    Accounts payable and accrued liabilities........................................      (23,459)           601
    Deferred revenue................................................................         (651)          (325)
                                                                                         --------      ---------
     Net cash used in operating activities..........................................      (39,911)       (13,612)
                                                                                         --------      ---------
Cash flows from investing activities:
 Purchase of property and equipment.................................................         (930)        (4,170)
 Purchases of short-term investments................................................       (7,002)      (122,400)
 Purchases of other assets..........................................................           --         (4,501)
 Proceeds from maturities of short-term investments.................................       42,133         18,831
 Proceeds from sale of other assets.................................................           --            128
 Acquisition of businesses, net of cash acquired and purchased research and
  development.......................................................................         (169)        (1,788)
                                                                                         --------      ---------
     Net cash provided by (used in) investing activities............................       34,032       (113,900)
                                                                                         --------      ---------
Cash flows from financing activities:
 Payment on lines of credit.........................................................           --         (1,529)
 Proceeds from issuances of common stock, net.......................................          207        142,544
   Other............................................................................           --             26
                                                                                         --------      ---------
     Net cash provided by financing activities......................................          207        141,041
                                                                                         --------      ---------
Net increase (decrease) in cash and cash equivalents................................       (5,672)        13,529
Cash and cash equivalents, beginning of period......................................       47,307         13,405
                                                                                         --------      ---------
Cash and cash equivalents, end of period............................................     $ 41,635      $  26,934
                                                                                         ========      =========
Noncash financing activities:
 Common stock issued in connection with ActiveTelco acquisition in 2001 and
  FreeGate and Xstreamis acquisitions in 2000, respectively.........................     $  2,944      $  41,118
                                                                                         ========      =========
 Unearned compensation related to stock and stock option grants.....................     $   (153)     $   2,427
                                                                                         ========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TUT SYSTEMS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

NOTE 1 -- DESCRIPTION OF BUSINESS:

  Tut Systems, Inc. (the "Company") was founded in 1983 and began operations in August 1991. The Company designs, develops and markets advanced communications products that enable high-speed data access over the copper infrastructure of telephone companies, as well as the copper telephone wires in residential and commercial multi-tenant buildings. The Company's products incorporate high-bandwidth access multiplexers, associated modems and routers, ethernet extension products and integrated network management software.

NOTE 2 -- BASIS OF PRESENTATION:

  The accompanying condensed consolidated financial statements as of June 30, 2001 and December 31, 2000 and for the three months and six months ended June 30, 2001 and 2000 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001 and December 31, 2000, its results of operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 2001 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Net loss per share

  Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Stock options and restricted common stock subject to repurchase were not included in the computation of diluted net loss per share because the effect would be antidilutive.

  The calculation of net loss per share follows:

                                                                             Three Months Ended          Six Months Ended
                                                                                  June 30,                   June 30,
                                                                              2001          2000          2001         2000
                                                                            --------       -------      --------      -------
  Net loss per share, basic and diluted:
  Net loss ................................................................ $(13,999)      $(1,180)     $(47,968)     $(5,416)
                                                                            ========       =======      ========      =======
  Net loss per share, basic and diluted ................................... $  (0.86)      $ (0.08)     $  (2.95)     $ (0.39)
                                                                            ========       =======      ========      =======
  Shares used in computing net loss per share, basic and diluted ..........   16,316        15,302        16,261       13,869
                                                                            ========       =======      ========      =======
  Antidilutive securities not included in net loss per share calculations..    1,693         2,853         1,693        2,853
                                                                            ========       =======      ========      =======

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

Concentrations

  The Company operates in one business segment, designing, developing and marketing advanced communications products that enable high-speed data access in residential and commercial multi-tenant buildings. The market for high-speed data access products is characterized by rapid technological developments, frequent new product introductions, changes in end-user requirements and constantly evolving industry standards. The Company's future success depends on its ability to develop, introduce and market enhancements to its existing products, to introduce new products in a timely manner that meet customer requirements and to respond effectively to competitive pressures and technological advances. Further, the emergence of new industry standards, whether formally adopted by official standards committees or informally through widespread use of such standards by telephone companies or other service providers, could require the Company to redesign its products.

  Currently, the Company relies on contract manufacturers and certain single source suppliers of materials for certain product components. As a result, should the Company's current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

  From time to time, the Company maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relating to diversification and maturities in order to maintain the safety and liquidity of these assets. To date, the Company has not experienced any significant losses on its cash equivalents or short-term investments. However, at June 30, 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.0 million which matured in January 2001 and is currently in default. The Company believes that the fair value of this investment has declined since the balance sheet date. However, at this time, the Company cannot practicably determine the ultimate amount of the decline and the net realizable value of this investment.

Recent accounting pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," effective January 1, 2001. To date, the Company has not engaged in derivative and hedging activities. Accordingly the adoption of SFAS No. 133 did not have a material impact on the financial statements.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

  In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue
No. 00-25 is not expected to have a material impact on the Company's financial statements.

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142.

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

NOTE 4 -- COMPREHENSIVE LOSS:

  Accumulated other comprehensive loss includes unrealized gains and losses on other assets and foreign currency translation adjustment that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive loss:

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                       --------------------------  -------------------------
                                                              2001          2000          2001         2000
                                                          --------       -------      --------      -------
  Net loss...........................................     $(13,999)      $(1,180)     $(47,968)     $(5,416)
                                                          --------       -------      --------      -------
  Unrealized gains (losses) on other assets..........           (4)         (149)          (45)         366
  Foreign currency translation adjustment............            9            --           (15)          --
                                                          --------       -------      --------      -------
  Net change in other comprehensive loss.............            5          (149)          (60)         366
                                                          --------       -------      --------      -------
  Total comprehensive loss...........................     $(13,994)      $(1,329)     $(48,028)     $(5,050)
                                                          ========       =======      ========      =======

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

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

  The allocation of the purchase price was based on the estimated fair value of goodwill of $3,248, assembled workforce of $442, and in-process research and development of $1,160. The amount allocated to intangibles was determined based on an appraisal using established valuation techniques. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 6 -- BALANCE SHEET COMPONENTS:

                                                                  June 30,     December 31,
                                                                   2001            2000
                                                                ---------      ------------
  Short-term investments:
     Commercial paper......................................      $  9,000        $ 37,564
     Corporate bonds.......................................         3,077          12,637
     US government agency notes............................         8,146           5,106
                                                                 --------        --------
                                                                 $ 20,223        $ 55,307
                                                                 ========        ========
  Inventories, net:
     Finished goods........................................      $ 54,361        $ 43,151
     Raw materials.........................................         3,470           6,889
                                                                 --------        --------
                                                                   57,831          50,040
     Less: reserves........................................       (34,916)        (13,755)
                                                                 --------        --------
                                                                 $ 22,915        $ 36,285
                                                                 ========        ========
  Intangibles and other assets:
     Goodwill..............................................      $ 37,578        $ 34,298
     Completed technology and patents*.....................         7,180          10,580
     Assembled workforce...................................         3,742           3,300
                                                                 --------        --------
                                                                   48,500          48,178
     Less: accumulated amortization*.......................       (12,130)         (7,648)
                                                                 --------        --------
     Net intangibles.......................................        36,370          40,530
     Other**...............................................         3,496           5,931
                                                                 --------        --------
                                                                 $ 39,866        $ 46,461
                                                                 ========        ========
  Accrued liabilities:
     Provision for loss on purchase commitments............      $  5,901        $ 19,042
     Compensation..........................................         1,692           2,571
     Other.................................................         5,088           5,516
                                                                 --------        --------
                                                                 $ 12,681        $ 27,129
                                                                 ========        ========

_________________________
* The Company wrote off $2,692, net in completed technology and patents in the first quarter of 2001.
** Included in other assets is restricted cash of $1,850 as of June 30, 2001, see Note 7, and $3,248 as of December 31, 2000.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

Lease obligations

  The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2007. In connection with business combinations in 1999 and 2000, the Company assumed operating leases that expire in December 2001 and August 2002.

  The lease for the Pleasanton facility expires April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,850. The letter of credit is collateralized by restricted funds in the amount of $1,850, which are included in intangibles and other assets. The letter of credit is reduced annually, beginning July 1, 2001, by $250, provided that the Company is not in default under the terms of the lease agreement.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

Purchase commitments

     At June 30, 2001, the Company had noncancellable commitments to purchase finished goods inventory totaling $3,710 in aggregate.

Contingencies

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. See Note 11 regarding the class action lawsuits filed against the Company in July 2001.

NOTE 8 -- SEGMENT INFORMATION:

     The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                    -------                 -------
                                                 2001       2000         2001        2000
                                                 ----       ----         ----        ----
     United States.........................    $1,409    $10,624       $3,327     $17,327
     International:
       Denmark.............................        --          *          524           *
       Hong Kong...........................         *      1,309            *       4,486
       Japan...............................     1,066          *        3,079           *
       Korea...............................        --      6,331           --      12,293
       All other countries.................       247      2,750          679       3,382
                                               ------    -------       ------     -------
                                               $2,722    $21,014       $7,609     $37,488
                                               ======    =======       ======     =======

----------------------
* Revenue attributable to this country was less than 10% of total revenue and any revenue attributable to this country is included in the "All other countries" line.

     It is impracticable for the Company to compute product revenues by product type for the three and six months ended June 30, 2001 and 2000.

     Two customers, RIKEI Corporation and Tsunagu Network Communications, Inc., accounted for 22% and 10%, respectively, of the Company's revenue for the three months ended June 30, 2001 and two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 17% and 17%, respectively, of the Company's revenue for the six months ended June 30, 2001. Two customers, TriGem InfoComm, Corp. and Darwin Networks, accounted for 30% and 18%, respectively, of the Company's revenue for the three months ended June 30, 2000 and three customers, TriGem InfoComm, Corp., Darwin Networks and I-Quest Corporation, accounted for 33%, 14% and 10%, respectively, of the Company's revenue for the six months ended June 30, 2000.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 9 -- RESTRUCTURING COSTS:

     On April 23, 2001, the Company announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain of its fixed assets. As a result of this restructuring program, the Company recorded restructuring costs of $2,092. The following information relates to restructuring costs which were recorded during the three months ended June 30, 2001.

Workforce reduction

     The restructuring program resulted in the reduction of approximately 28% of the Company's employees and the Company recorded a workforce reduction charge of approximately $1,235 relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company was significantly reduced.

Closure of excess facilities and disposal of fixed assets

     The Company recorded costs of restructuring of $785 relating to closure of excess facilities. The closure of excess facilities included the closure of certain satellite facilities due to workforce reductions and the Company's effort to reduce operating expenses as a result of the restructuring. This cost of restructuring is primarily comprised of non-cancelable lease and operating costs. Other fixed assets retired as a result of the workforce reductions totaled $72.

     Cash expenditures relating to workforce reductions were paid in the three months ended June 30, 2001. Amounts related to the closure of excess facilities were accrued at June 30, 2001 and will be paid over the respective lease terms through August 2002.

NOTE 10 -- TENDER OFFER:

     On May 14, 2001, the Company made an offer to exchange all stock options outstanding under the Company's 1992 Stock Plan, 1998 Stock Plan and the 1999 Nonstatutory Stock Option Plan to purchase approximately 1,456 shares of the Company's Common Stock, par value $0.001 per share, held by eligible employees for new stock options that will be granted under the Company's 1998 Stock Plan or the 1999 Nonstatutory Stock Option Plan, upon the terms and subject to the conditions set forth in the Offer to Exchange. An "eligible employee" refers to all employees of Tut Systems, Inc. and its U.S. subsidiaries who are employees at the time the new stock options are granted, except all executive officers, vice-presidents, members of the Board of Directors and employees receiving Workers' Adjustment and Retraining Notification Act pay are not eligible to participate in the offer. The number of shares of Common Stock subject to the new stock options will be equal to the number of shares of Common Stock subject to the unexercised stock options tendered by such eligible employees and accepted for exchange and cancelled. The new stock options will be reissued at a date at least six months and two days later than the date of cancellation. This stock option exchange program required the filing of a tender offer statement. Employees receiving such an offer were requested to read the Company's Form 10-Q for the quarter ended March 31, 2001, a related offering memorandum and other pertinent information, before making any decision with respect to the offer. Accounting and other regulatory concerns prevent or limit the Company's ability to issue additional stock options to these employees during the period between cancellation and reissuance.

     This offer expired on June 8, 2001. Pursuant to the offer, the Company accepted, for cancellation, stock options to purchase approximately 1,056 shares of Tut System, Inc. Common Stock. Subject to the terms and conditions of the offer, the Company will grant new stock options to purchase approximately 1,056 shares of Tut Systems, Inc. Common Stock on December 13, 2001 in exchange for the stock options surrendered in the offer.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 11 -- SUBSEQUENT EVENT:

      Beginning July 12, 2001, class action lawsuits were filed against the Company and certain of its officers in the United States District Court, Northern District of California. The complaints are similar and purport to bring suit on behalf of those who purchased the Company's publicly traded securities between July 20, 2000 and January 31, 2001. The plaintiffs allege that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified compensatory damages and other relief. The Company believes the claims are without merit and intends to defend the actions vigorously. There can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties including but not limited to statements regarding customer and geographic mix, gross margins and operating costs and expenses. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in our Annual Report on Form 10-K, as filed with the SEC on April 2, 2001, those discussed in our other reports and filings with the SEC and those discussed under "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update information contained in any forward-looking statement.

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

     We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the MCU market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the MDU market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite into additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market. In the first half of 2001, we commenced selling our new IntelliPOP product.


     We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and the sale of our software products. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from service obligations included in product revenues is deferred and generally recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one year warranty from the date of purchase.

     License and royalty revenue consists of nonrefundable up-front license fees, some of which may offset initial royalty payments, and royalties. Currently, the majority of our license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties based on products sold by our licensees. We do not expect that such license and royalty revenue will constitute a substantial portion of our revenue in future periods. With the introduction of our IntelliPOP product line, we expect that revenue from the sale of software products and maintenance fees may constitute a substantial portion of revenue in future periods.

     We may incur sales price reductions on some of our products to remain competitive and to reduce our relatively high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with cost reductions. Also, recent market developments, including the writedown of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry, may put increased pressure on the sales price of our existing inventories. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. There can be no assurance that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

     Sales to customers outside of the United States accounted for approximately 56.3% and 53.8% of revenue for the six months ended June 30, 2001 and 2000, respectively. On average, we expect international sales to represent approximately 50% or more of our revenue in future periods. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been denominated in U.S. dollars.

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

     In January 2001, we acquired ActiveTelco, Inc. ("ActiveTelco") for approximately $4.9 million, consisting of an aggregate of 321,343 shares of our common stock and 18,657 options to purchase shares of our common stock and acquisition related expenses consisting primarily of legal, other professional fees, assumed ActiveTelco convertible notes in the amount of $0.7 million plus accrued interest and other assumed liabilities of approximately $1.1 million. This transaction was treated as a purchase for accounting purposes. ActiveTelco was located in Fremont, California. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

     While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products. As a result, we took a writedown for abandonment of the related completed technology and patents of $2.7 million in the first quarter of 2001.

     These completed transactions added significant costs associated with personnel, including rent for additional facilities and related general and administrative costs, as well as costs associated with research and development, and sales and marketing activities which substantially increased our operating costs in fiscal year 2000 when compared to related costs expended in fiscal year 1999.

     In January 2001 and April 2001, we reduced our total workforce by 10% and 28%, respectively, in an effort to control overall operating expenses in response to recent declines in and expected slowing of our sales growth. In April 2001, we also implemented plans to close several of our satellite offices. We incurred restructuring charges of $2.1 million related to the April 2001 restructuring plan.

     We have incurred net operating losses to date and, as of June 30, 2001, had an accumulated deficit of $178.6 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, our reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

     The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

                                                                             Three Months Ended            Six Months Ended
                                                                                   June 30,                    June 30,
                                                                           ----------------------        --------------------
                                                                              2001           2000           2001         2000
                                                                           -------         ------        -------       ------
  Total revenue.........................................................     100.0%         100.0%         100.0%       100.0%
  Total cost of goods sold..............................................      93.4           53.5          319.2         54.3
                                                                           -------         ------        -------       ------
     Gross (loss) margin................................................       6.6           46.5         (219.2)        45.7
                                                                           -------         ------        -------       ------
  Operating expenses:
     Sales and marketing................................................     128.6           22.8           96.3         25.6
     Research and development...........................................     150.3           19.3          115.3         19.3
     General administrative.............................................     107.2           12.1           80.9         12.6
     Restructuring costs................................................      76.9             --           27.5           --
     In-process research and development................................        --             --           15.2          2.1
     Amortization of intangibles and abandonment of completed
       technology and patents...........................................      94.1            8.6          103.9          6.8
     Noncash compensation expense.......................................       2.2            0.5            1.6          0.6
                                                                           -------         ------        -------       ------
        Total operating expenses........................................     559.3           63.3          440.7         67.0
                                                                           -------         ------        -------       ------
  Loss from operations..................................................    (552.7)         (16.8)        (659.9)       (21.3)
  Interest expense......................................................      (0.1)          (0.7)          (0.2)        (1.2)
  Interest income.......................................................      35.2           11.8           28.3          8.2
  Other income, net.....................................................       3.5             --            1.4           --
                                                                           -------         ------        -------       ------
  Loss before income taxes..............................................     (51.1)          (5.7)        (630.4)       (14.3)
  Income tax expense....................................................        --             --             --           --
                                                                           -------         ------        -------       ------
  Net loss..............................................................    (514.1)%         (5.7)%       (630.4)%      (14.3)%
                                                                           =======         ======        =======       ======

Three and Six Months Ended June 30, 2001 and 2000

     Revenue. We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and from the sale of software products. Our total revenue decreased to $2.7 million and $7.6 million for the three and six months ended June 30, 2001, respectively from $21.0 million and $37.5 million for the three and six months ended June 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to decreased sales of our Expresso MDU products. The market for our products was markedly different in the first half of 2001 as compared to the first half of 2000. During the fourth quarter of 2000, our revenue growth slowed substantially due to (i) several key customers who, in the latter part of the fourth quarter experienced a rapid deterioration in their ability to obtain additional capital and, as a result, severely curtailed or halted their purchases of our product, and (ii) reduced sales volume in the Korean market. These developments were not unique to our company and have continued in conjunction with a general downturn in the telecommunications market throughout the first and second quarters of 2001, affecting our ability to generate comparatively similar levels of sales. In certain instances, these developments have made collection of receivables less certain. License and royalty revenue decreased to $0.2 million and $0.5 million for the three and six months ended June 30, 2001, respectively, from $0.7 million and $1.0 million for the three and six months ended June 30, 2000, respectively. The decreases in 2001 when compared to the same periods in 2000 were primarily due to decreases in royalty payments.

     Cost of Goods Sold/Gross (Loss) Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Excluding an additional reserve for excess and obsolete inventory of $18.5 million taken in the first quarter of 2001, our cost of goods sold decreased to $2.5 million and $5.8 million for the three and six months ended June 30, 2001, respectively, from $11.2 million and $20.4 million for the three and six months ended June 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to decreased sales of our Expresso MDU products. Gross margin before such additional reserve in the first quarter of 2001, as a percentage of revenue, decreased to 6.6% and 23.9% of revenue for the three and six months ended June 30, 2001, respectively, from 46.5% and 45.7% of revenue for three and six months ended June 30, 2000, respectively. The decreases in gross margin, before such reserve in the first quarter of 2001, as a percentage of revenue in the first half of 2001 were due primarily to sales price reductions on some of our Expresso MDU products in response to competitive pricing pressures and to a lesser extent to fixed manufacturing costs that could not be reduced proportionately in relation to the decreased revenue in the first half of 2001. During the first quarter of 2001, we recorded an additional reserve for excess and obsolete inventory of $18.5 million. This reserve is primarily related to the costs of raw materials and finished goods in excess of what we reasonably expect to sell in the foreseeable future. Recent market developments, including the writedown of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry have contributed to substantial uncertainties related to the value of these inventories. This charge was included in cost of goods sold resulting in an overall negative gross margin of (219.2)% for the six months ended June 30, 2001.

     Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions, and outside services. Our sales and marketing expenses decreased to $3.5 million and $7.3 million for the three and six months ended June 30, 2001, respectively, from $4.8 million and $9.6 million for the three and six months ended June 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to our scaling back of our marketing programs as a cost saving measure in light of the current market conditions and to a lesser degree, to reduced commission expense on lower revenue in the first half of 2001. Sales and marketing expenses decreased in absolute dollars in the second quarter of 2001, as compared to the first quarter of 2001, and we expect these expenses to remain lower throughout the remainder of fiscal 2001 as a result of our workforce reduction in April 2001 and our continued focus on cost saving measures, including decreased spending on marketing programs throughout the remainder of fiscal 2001.

     Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $4.1 million and $8.8 million for the three and six months ended June 30, 2001, respectively, from $4.0 million and $7.2 million the three and six months ended June 30, 2000, respectively. The increases in 2001, when compared to the same periods in 2000, were primarily due to the higher headcount in the first half of 2001 due to the fiscal 2000 acquisitions of FreeGate, OneWorld assets and Xstreamis and the first quarter of 2001 acquisition of ActiveTelco, all of which were not a part of Tut in the entire first half of 2000. Additionally, in the first half of 2001, we amortized $0.7 million of deferred compensation and notes receivable related to restricted stock granted to certain FreeGate, OneWorld and ActiveTelco employees to research and development. Approximately $0.5 million of the remaining deferred compensation and notes receivable have been recorded as a reduction of equity in the balance sheet. We intend to recognize the expense ratably over the remaining period in which the restrictions lapse, currently estimated at two, four and thirteen months for each of FreeGate, OneWorld and ActiveTelco, respectively. Research and development expenses decreased in absolute dollars in the second quarter of 2001, as compared to the first quarter of 2001, and we expect these expenses to remain lower throughout the remainder of fiscal 2001 as a result of our workforce reduction in April 2001 and our continued focus on cost saving measures, including the scale-back, postponement or abandonment of research and development efforts on certain of our product lines. We expect research and development activities to represent a significant percentage of our overall fixed operating expenses throughout fiscal 2001.

     General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expenses increased to $2.9 million and $6.2 million for the three and six months ended June 30, 2001, respectively, from $2.5 million and $4.7 million for the three and six months ended June 30, 2000, respectively. The increases in 2001, when compared to the same periods in 2000, were primarily due to additions of administrative personnel and increases in other costs related to our growth throughout fiscal 2000. General and administrative expenses decreased in absolute dollars in the second quarter of 2001, primarily due to a recovery of bad debt expense of $0.9 million, we expect these expenses to remain lower throughout the remainder of fiscal 2001, as compared to the first quarter of 2001, as a result of our workforce reduction in April 2001 and our continued focus on cost saving measures.

     Restructuring Costs. On April 23, 2001, we announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain of its fixed assets. As a result of this restructuring program, we recorded restructuring costs of $2.1 million for the three and six months ended June 30, 2001. These restructuring costs were comprised of $1.2 million in workforce reduction charges relating primarily to severance and fringe benefits, $0.8 million relating to closure of excess facilities and $0.1 million in other fixed assets retired as a result of the workforce reductions. There were no such expenses incurred in the three and six month periods ended June 30, 2000.

     In-Process Research and Development. Amounts expensed as in-process research and development for the six months ended June 30, 2001 and 2000 were $1.2 million and $0.8 million, respectively, and were related to in-process research and development purchased from ActiveTelco and FreeGate, respectively. There were no such expenses incurred for the three months ended June 30, 2001 and 2000.

          In-Process Research and Development, ActiveTelco. Amounts expensed as in-process research and development were $1.2 million for the six months ended June 30, 2001 and were related to in-process research and development purchased from ActiveTelco during the first quarter of 2001. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on our future results of operations or cash flows.

          In-Process Research and Development, FreeGate. Amounts expensed as in-process research and development were $0.8 million for the six months ended June 30, 2000 and were related to in-process research and development purchased from FreeGate during the first quarter of 2000. The purchased in-process technology was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products .

     Amortization of Intangibles and Abandonment of Completed Technology and Patents. Amortization of intangibles and abandonment of completed technology and patents includes the intangible periodic amortization of intangible assets related to the purchase acquisitions of Vintel, FreeGate, OneWorld assets, Xstreamis and ActiveTelco. These intangible assets consist primarily of assembled workforce, completed technology and patents, and goodwill, and each are amortized over their estimated useful lives of three, five and five years, respectively. Amortization of intangibles and abandonment of completed technology and patents also includes the writedown of completed technology and patents related to the FreeGate acquisition in the first quarter of 2001. Amortization of intangibles and abandonment of completed technology and patents increased to $2.6 million and $7.9 million for the three and six months ended June 30, 2001, respectively, from $1.8 million and $2.6 million for the three and six months ended June 30, 2000, respectively. The increase in 2001, when compared to the same periods in 2000, relates to the amortization of intangibles during the three and six months ended June 30, 2001 related to the Vintel, FreeGate, OneWorld assets, Xstreamis and ActiveTelco acquisitions and a $2.7 million charge for abandoned FreeGate completed technology and patents in the first quarter of 2001. The first half of 2000 only includes amortization of intangibles related to the November 1999 acquisition of Vintel and partial amortization of intangibles related to the February 2000 acquisition of FreeGate, the April 2000 acquisition of OneWorld assets and the May 2000 acquisition of Xstreamis.

     Noncash Compensation Expense. Noncash compensation expense for the three and six months ended June 30, 2001 and 2000 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of common stock and the stock option exercise price at the date of grant.

Our noncash compensation expense was $0.06 million and $0.1 million for the three and six months ended June 30, 2001, respectively, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2000, respectively. We intend to recognize $0.2 million in additional expenses related to employee stock options ratably over the remaining vesting period of the related stock options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

     Interest Expense. Interest expense consisted of interest expense associated with our leases in the first half of 2001 and our credit facilities in the first half of 2000. Our interest expense decreased to nominal amounts for both the three and six months ended June 30, 2001, from $0.1 million and $0.4 million for the three and six months ended June 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to our paying off the principal owed on our credit facilities in June 2000.

     Interest Income. Interest income consisted of interest income on our cash, investments and notes receivable balances, offset by the amortization of premiums paid on investments. Our interest income decreased to $1.0 million and $2.2 million for the three and six months ended June 30, 2001, respectively, from $2.5 million and $3.1 million for three and six months ended June 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to lower interest income on lower average cash and investment balances.

Liquidity and Capital Resources

     In March 2000, we completed our secondary offering and issued 2,500,000 shares of our common stock at a price of $60.00 and we received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs.

     As of June 30, 2001, we had cash, cash equivalents, and short-term investments of $61.9 million compared to $102.6 million as of December 31, 2000.

     The net decrease in cash and cash equivalents of $5.7 million during the six months ended June 30, 2001 resulted primarily from short-term investments of $42.1 million that matured and $0.2 million in proceeds from the issuance of common stock related to stock options and purchases of stock through our stock purchase plan. The increases in cash and cash equivalents from these sources were offset by uses in operating activities of $39.9 million, purchases of short-term investments of $7.0 million, $0.9 million for the purchase of property and equipment and $0.2 million in acquisition costs for ActiveTelco.

     The net increase in cash and cash equivalents of $13.5 million during the six months ended June 30, 2000 resulted primarily from net proceeds of our secondary offering of $141.7 million, $18.8 million in proceeds from short-term investments that matured, $0.8 million in proceeds from the issuance of common stock related to stock options and purchases of stock through our stock purchase plan and $0.1 million in proceeds from the sale of other assets. The increases in cash and cash equivalents from these sources were offset by purchases of short-term investments of $122.4 million, uses in operating activities of $13.6 million, the purchase of other assets of $4.5 million, which includes the acquisition of OneWorld assets for $2.4 million, $4.2 million for the purchase of property and equipment, $1.8 million in acquisition costs for FreeGate and Xstreamis and $1.5 million to repay borrowings under a credit facility.

     In the first quarter of 2000, we entered into a lease for administrative and engineering facilities in Pleasanton, California. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.8 million. The letter of credit is collateralized by restricted funds in the amount of $1.8 million, which are included in intangibles and other assets as of June 30, 2001. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $0.3 million, provided that we are not in default under the terms of the lease agreement.

     For future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of completing payments for purchase commitments for inventory and general decreases in our operational costs due to our recent workforce reductions.

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

  In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. We will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on our financial statements.

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We will adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating the impact of SFAS No. 142.

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

  We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses of $48.0 million for the six months ended June 30, 2001 and $74.1 million for the year ended December 31, 2000. As of June 30, 2001, we had an accumulated deficit of $178.6 million. We expect that we will continue to incur losses in 2001, and we may incur losses in future periods as well.

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

  .  the availability and cost of key components; and

  .  the timing of personnel hiring.

  We anticipate that average selling prices for our products will decrease in the near future due to volume pricing agreements and the need to reduce relatively high levels of inventory. In addition, we may also experience substantial period to period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including competition and rapid technological change. Decreasing the average selling prices of our products could cause us to experience decreased revenue despite an increase in the number of units sold. We cannot assure you that we will be able to sustain our gross margins (even at the anticipated reduced levels), improve our gross margins by offering new products or increased product functionality, or offset future price declines with cost reductions.

  As a result of these and other factors, it is possible that in some future period our operating results will be below the expectations of securities analysts and investors. In that event, the price of our Common Stock would likely decline.

Purchases by past customers have decreased dramatically and we must establish a new base of customers.

  Many of our past customers have significantly reduced or, in some cases, no access to capital and are experiencing significant financial difficulties, including bankruptcy. Two customers, RIKEI Corporation and Tsunagu Network Communications, Inc., accounted for 22% and 10%, respectively, of the Company's revenue for the three months ended June 30, 2001 and two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 17% and 17%, respectively, of the Company's revenue for the six months ended June 30, 2001. Two customers, TriGem InfoComm, Corp. and Darwin Networks, accounted for 30% and 18%, respectively, of the Company's revenue for the three months ended June 30, 2000 and three customers, TriGem InfoComm, Corp., Darwin Networks and I-Quest Corporation, accounted for 33%, 14% and 10%, respectively, of the Company's revenue for the six months ended June 30, 2000. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. Our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and better established competitors.

We are currently engaged in a securities class action lawsuit which, if it results in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

  On July 12, 2001, a putative shareholder class action lawsuit, entitled Yusty, et al. v. Tut Systems, Inc., et al., Civil Action No. C-01-2659-JCS was filed in the United States District Court, Northern District of California against us and certain of our officers. Similar actions have been filed by other plaintiffs, including, among others, Streicher v. Tut Systems, Inc., et al., Civil Action No. C-01-02757-MEJ. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of our officers made false and misleading statements about the Company's business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

  We are in the process of launching our new IntelliPOP product. Risks associated with the launch include delays in shipping, software bugs, delays in product hardware and software testing, and production delays in building the product. The complexity of the product will require additional customer support resources. Since the product will include major software components, we plan to sell software maintenance agreements. Accordingly, revenue associated with such maintenance agreements will be deferred and recognized over the life of the underlying support of the product. The launch of our IntelliPOP product may also cause customers to delay purchases of our existing products. In addition, the introduction of a new, more complex product, coupled with a search for larger, more established customers may result in longer sales cycles and delayed revenue.

Our ability to attract and retain our personnel may be negatively impacted by the drop in our stock price.

  The drop in our stock price has resulted in most of our outstanding employee stock options being "under water" or priced substantially above the current market price. In response to the drop in our stock price, on May 14, 2001, we offered our employees an stock option exchange program whereby our employees could tender their existing stock options for cancellation and have such stock options reissued at a date at least six months and two days later than the date of cancellation. Accounting and other regulatory concerns prevent or limit our ability to issue additional stock options to these employees during the period between cancellation and reissuance. In the interim, those employees who participated in the stock option exchange offer have and will continue to have fewer or, in certain cases, no stock options until the lapsing of six months and two days from the date of such cancellation. Further, for those employees who did not participate in the stock option exchange offer, such employees have stock options that are priced substantially above the current market price. In both cases, our employees may feel that they are receiving inadequate compensation. If adverse market conditions persist, the attractiveness of our stock option offerings and the success of our employee stock plans may be negatively impacted and as a result diminish our ability to attract and retain qualified personnel.

Changes in the capital markets may negatively impact our business.

  Due to recent changes in the capital markets, including increased volatility in equity markets and tightening of lending in the credit markets, we believe that we are exposed to a greater risk that customers will alter their payment practices to conserve capital. These changes may lead to increases in outstanding accounts receivable, longer payback periods and increased risk of default. For example, we increased our provisions recorded on past due accounts receivable from several key customers who, during the latter part of the fourth quarter of 2000, experienced a rapid deterioration in their ability to obtain additional capital to fund their business models, declared their inability to make timely payments on their accounts and, as of the date of this report, have not been able to demonstrate the wherewithal to pay their existing account balances. Two of these customers commenced bankruptcy proceedings. We factor these increased risks into our assessment of our customers' wherewithal to pay, and these considerations will likely result in longer revenue deferrals than we have previously experienced. We also believe that certain of our customers will alter their deployment plans to meet the constraints imposed by changes in the capital markets. If we are not able to increase sales in other customer segments or our sales are otherwise delayed, we may experience volatility in expected sales growth patterns which would increase the risk of declining sales growth in any particular quarter.

Difficulties in forecasting product sales could negatively impact our business.

  We base our expense levels in part upon our expectations concerning future revenue. These expense levels are relatively fixed in the short-term. Orders for our products, however, may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations that typically last 60 to 90 days. In the case of IntelliPOP, those evaluations may increase to six months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenue for that quarter may be less than our forecast. If we have lower revenue in a quarter than expected, we may not be able to reduce our spending in the short-term in response to this shortfall and the reduced revenue would have a direct impact on our results of operations for that quarter. Further, we purchase components and outsource the manufacturing of our products based on forecasts of sales. If orders for products exceed our forecasts, we may have difficulty meeting customers' orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if orders are less than our forecasts, we may have difficulty in canceling future purchase and manufacturing commitments in a timely manner, which may result in greater than expected inventory levels and exposure to losses related to slow moving and obsolete inventory.

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

We depend on contract manufacturers to source all of our raw materials and component products and rely upon them to deliver these raw materials and products in a timely manner.

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

  Substantially all of our products are assembled and tested by our contract manufacturers. Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any quality assurance problems could increase the cost of manufacturing, assembling or testing our products and could harm our business, financial condition and results of operation. Moreover, defects in products that are not discovered in the quality assurance process could damage customer relationships and result in product returns or liability claims, each of which could harm our business, financial condition and results of operations.

We purchase several key components from single or limited sources and could lose sales if these sources fail to fill our needs.

  We currently purchase all of the raw materials and components used in our products through our contract manufacturers. In procuring components, our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supplies from these sources to meet our needs. For example, all of the field programmable gate array supplies used in our products are purchased from Xilinx and the switching integrated circuit supplies used in the majority of our products are purchased from Texas Instruments. Our products are also dependent on various sole source offerings from Broadcom, Dallas Semiconductor, Metalink US, Motorola, Flextronics Semiconductor, SaRonix, Siemens and Wind River Systems. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, obtaining these components from other sources could take a substantial period of time which could cause us to redesign our products or could disrupt our operations and harm our business, financial condition and results of operation in any given period.

Our market is subject to rapid technological changes and if we do not address these changes, our products will become obsolete, harming our business and ability to compete.

  The markets for high-speed data access products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end-user requirements and evolving industry standards. In addition, the market for high-speed data access products is dependent in large part on the increased use of the Internet. Issues concerning the use of the Internet, including security, lost or delayed packets, and quality of service, may negatively affect the development of the market for our products. We cannot assure you that we will be able to respond quickly and effectively to technological change. If we do not address these technological changes and challenges by regularly introducing new products, our product line will become obsolete, which would harm our business, financial condition and results of operations.

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

  We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso products and to expand offerings of the Expresso product line and the launch of our IntelliPOP product in the MDU and MCU markets and to further penetrate these markets. Historically, the majority of our Expresso products has been sold into the MDU market. Our future success depends on the ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end-users about the benefits of our Fast Copper technology, including HomeRun and LongRun, and our IntelliPOP product and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end-users. We cannot assure you that our IntelliPOP or our Expresso products will achieve or maintain broad commercial acceptance within the MDU market, MCU market, or in any other market we enter.

The market in which we operate is highly competitive, and we may not be able to compete effectively.

  The market for multi-service broadband access systems is intensely competitive, and we expect that this market will become increasingly competitive in the future. Our most immediate competitors include Cisco, Copper Mountain, Elastic Networks, Paradyne and a number of other public and private companies. Many of these competitors are offering or may offer technologies and services that directly compete with some or all of our high-speed access products and related software products. Also, many of these competitors have recently announced significant changes in their business plans and operations, some of which, such as major writedowns of inventory, could have a negative impact on our ability to sustain our current pricing or to sell current levels of inventory. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

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

  The market for high-speed data access products and services is characterized by several competing technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities. These competing solutions provide fast access, high reliability and cost-effective solutions for some users. Because many of our products are based on the use of copper telephone wire, and because there are physical limits to the speed and distance over which data can be transmitted over this wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. To the extent that telecommunications service providers choose to install fiber optic cable or other transmission media in the last mile, or to the extent that homes and businesses install other transmission media within buildings, we expect that demand for our products that are based on copper telephone wires will decline. Commercial acceptance of any one of these competing solutions or any technological advancement or product introduction that provides faster access, greater reliability, increased cost-effectiveness or other advantages over technologies that utilize existing copper telephone wires could decrease the demand for our products and reduce average selling prices and gross margins associated with our products. The occurrence of any one or more of these events could harm our business, financial condition and results of operations.

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

  We will not be competitive unless we continually introduce new products and product enhancements that address changing industry standards. The emergence of new industry standards, whether through adoption by official standards committees or through widespread use of such standards by telephone companies or other service providers, could require redesign of our products. If these standards become widespread and our products are not in compliance, our customers and potential customers may not purchase our products, which would harm our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. In addition, selection of competing technologies as standards by standards setting bodies such as the HomePNA could negatively affect our reputation in the market regardless of whether our products are standard compliant or demand for our products does not decline. This selection could be interpreted by the press and others as having a negative impact on our business which could negatively impact our stock price.

We may not be able to effectively integrate our recent acquisitions into our existing business.

  In February 2000, we acquired FreeGate, in May 2000, we acquired Xstreamis, and in January 2001, we acquired ActiveTelco. We will need to overcome significant issues in order to realize any benefits from these transactions. These issues include:

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

  In the past, we have rapidly and significantly expanded our operations and anticipate that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on the larger, more established customers such as ILECs and PTTs in both domestic and international markets. In addition, the volatility in our business has placed a significant strain on our managerial and operational resources. For example, in January 2001 we reduced our workforce by 10% and again in April 2001 by an additional 28% in an effort to control overall operating expenses in response to recent declines in and expected slowing of our sales growth.

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

  Sales to customers outside of the United States accounted for approximately 56.3% and 53.8% of revenue for the six month periods ended June 30, 2001 and 2000, respectively. There are a number of risks arising from our international business, including:

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

  Our future success and ability to compete depends in part upon our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 20 United States patents and have 24 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

  We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to and distribution of our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

  We and our customers are subject to varying degrees of federal, state and local regulation. Our products must comply with various regulations and standards defined by the Federal Communications Commission. The FCC has issued regulations that set installation and equipment standards for communications systems. Our products are also required to meet certain safety requirements. For example, certain of our products must be certified by Underwriters Laboratories in order to meet federal safety requirements relating to electrical appliances to be used inside the home. In addition, certain products must be Network Equipment Building Standard certified before they may be deployed by certain of our customers. Any delay in or failure to obtain these approvals could harm our business, financial condition or results of operations. Outside of the United States, our products are subject to the regulatory requirements of each country in which our products are manufactured or sold. These requirements are likely to vary widely. If we do not obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our products where these regulations apply, which may prevent us from sustaining our revenue or achieving profitability.

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

  Our ability to achieve our planned sales growth and to retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions, and we believe that the introduction of IntelliPOP will add a significant layer of complexity to the demands on our customer support organizations. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could harm our business, financial condition or results of operations.

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

  The price of our Common Stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

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

  Certain provisions of our charter and bylaws and our retention and change of control plans (the "Plans") may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. The provisions of the charter and bylaws and the Plans could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The Plans provide for severance payments and accelerated stock option vesting in the event of termination of employment following a change of control. The provisions of the charter and bylaws, and the Plans, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Future sales of our Common Stock could depress our stock price.

  Sales of a substantial number of shares of our Common Stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our Common Stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2001, we had 16,364,055 shares outstanding. Of these shares, 16,026,935 shares of Common Stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment which could require us to curtail or cease operations.

  Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

  California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we, or our customers, may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at June 30, 2001.

  At June 30, 2001, we held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.0 million which matured in January 2001 and is currently in default. We believe that the fair value of this investment has declined since the balance sheet date. However, at this time, we cannot practicably determine the ultimate amount of the decline and the net realizable value of this investment.

  We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

                         PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On July 12, 2001, a putative shareholder class action lawsuit, entitled Yusty, et al. v. Tut Systems, Inc., et al., Civil Action No. C-01-2659-JCS was filed in the United States District Court, Northern District of California against us and certain of our officers. Similar actions have been filed by other plaintiffs, including, among others, Streicher v. Tut Systems, Inc., et al., Civil Action No. C-01-02757-MEJ. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of our officers made false and misleading statements about the Company's business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on May 16, 2001 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class III directors for terms of three years expiring in 2004, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. The stockholders elected management's nominees as the Class III directors in an uncontested election and ratified the appointment of the independent auditors by the following votes, respectively:

  (i) Election of Class III directors for terms expiring in 2004:

                                         Votes For          Votes Against
                                         ---------          -------------

Salvatore D'Auria................        13,819,913            125,912
Roger Moore......................        13,826,947            118,878
Saul Rosenzweig..................        13,825,099            120,726

  The Company's Board of Directors is currently comprised of nine members who are divided into three classes with overlapping three-year terms.

  (ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:

      Votes For             Votes Against           Votes Abstained
      ---------             -------------           ---------------

     13,316,107                616,971                   12,747

ITEM 5.   OTHER INFORMATION

  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

Exhibit
Number    Description
------    -----------

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

 3.2      Bylaws of the Company, as currently in effect.(1)

 4.1      Specimen Common Stock Certificate.(1)

 10.25 Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.

 10.26 Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.

 11.1 Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

______________
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

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

(6) Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(7) Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.

    (b)  Reports on Form 8-K.

    The Company did not file any reports on Forms 8-K during the quarter ended June 30, 2001.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TUT SYSTEMS, INC.
Date: August 1, 2001


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

                               INDEX TO EXHIBITS

 Exhibit
---------
 Number                                                 Description
---------                                               -----------
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

   3.1     Second Amended and Restated Certificate of Incorporation of the Company.(1)

   3.2     Bylaws of the Company, as currently in effect.(1)

   4.1     Specimen Common Stock Certificate.(1)

 10.25     Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.

 10.26     Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17,
           2001.

  11.1     Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial
           Statements).

__________________
(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

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