Form 10-Q
period 2001-09-30
TUT SYSTEMS INC
filed 2001-10-31
CIK 878436

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ____________

                                    FORM 10-Q

                                  ____________


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2001

                        Commission File Number: 000-25291

                                  ____________

                                TUT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                   94-2958543
         (State or other jurisdiction of            (I.R.S. Employer Identification No.)
         (incorporation or organization)


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

                                 Yes [X] No [_]

As of September 30, 2001, 16,380,964 shares of the Registrant's Common Stock, par value $0.001 per share, were issued and outstanding.

================================================================================

                                TUT SYSTEMS, INC.

                                    FORM 10-Q

                                      INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ..........     3

            Condensed Consolidated Statements of Operations for the three months and nine months ended ....     4
            September 30, 2001 and September 30, 2000

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, .......     5
            2001 and September 30, 2000

            Notes to Unaudited Condensed Consolidated Financial Statements ................................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations .........    14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ....................................    35

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .............................................................................    36

Item 2.     Changes in Securities and Use of Proceeds .....................................................    36

Item 3.     Defaults Upon Senior Securities ...............................................................    36

Item 4.     Submission of Matters to a Vote of Security Holders ...........................................    36

Item 5.     Other Information .............................................................................    36

Item 6.     Exhibits and Reports on Form 8-K ..............................................................    36

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                TUT SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                                      September 30,     December 31,
                                                                                                          2001             2000
                                                                                                          ----             ----
                                        ASSETS
Current assets:
   Cash and cash equivalents .................................................................         $  41,234        $  47,307
   Short-term investments ....................................................................            15,211           55,307
   Accounts receivable, net of allowance for doubtful accounts of $6,956 and
     $21,167 in 2001 and 2000, respectively ..................................................             2,559            6,124
   Inventories, net ..........................................................................            11,449           36,285
   Prepaid expenses and other ................................................................             2,126            3,526
                                                                                                       ---------        ---------
        Total current assets .................................................................            72,579          148,549
Property and equipment, net ..................................................................             8,955           10,578
Intangibles and other assets (including restricted cash of $1,604 and
   $3,248 in 2001 and 2000, respectively) ....................................................             7,590           46,461
                                                                                                       ---------        ---------

        Total assets .........................................................................         $  89,124        $ 205,588
                                                                                                       =========        =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................................................         $   2,738        $   9,446
   Accrued liabilities .......................................................................            11,802           27,129
   Deferred revenue ..........................................................................             1,191            1,054
                                                                                                       ---------        ---------
        Total current liabilities ............................................................            15,731           37,629
Deferred revenue, net of current portion .....................................................               750            1,454
Other liabilities ............................................................................               317              332
                                                                                                       ---------        ---------
        Total liabilities ....................................................................            16,798           39,415
                                                                                                       ---------        ---------
Commitments and contingencies (Note 7)

Stockholders' equity:
   Common stock, $0.001 par value, 100,000 shares authorized, 16,381 and
     15,911 shares issued and outstanding in 2001 and 2000, respectively .....................                16               16
   Additional paid-in capital ................................................................           301,152          298,332
   Deferred compensation .....................................................................               (34)          (1,041)
   Notes receivable from stockholders ........................................................              (288)            (555)
   Accumulated other comprehensive income (loss) .............................................              (135)               6
   Accumulated deficit .......................................................................          (228,385)        (130,585)
                                                                                                       ---------        ---------
        Total stockholders' equity ...........................................................            72,326          166,173
                                                                                                       ---------        ---------

        Total liabilities and stockholders' equity ...........................................         $  89,124        $ 205,588
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

                                TUT SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                           --------------------------        --------------------------
                                                             2001             2000             2001             2000
                                                           ---------        ---------        ---------        ---------
Revenues:
   Product .............................................   $   3,753        $  27,922        $  10,897        $  64,431
   License and royalty .................................         214              645              679            1,624
                                                           ---------        ---------        ---------        ---------
        Total revenues .................................       3,967           28,567           11,576           66,055
                                                           ---------        ---------        ---------        ---------

Cost of goods sold:
   Product .............................................      14,615           15,064           38,905           35,435
                                                           ---------        ---------        ---------        ---------
        Total cost of goods sold .......................      14,615           15,064           38,905           35,435
                                                           ---------        ---------        ---------        ---------

Gross (loss) margin ....................................     (10,648)          13,503          (27,329)          30,620
                                                           ---------        ---------        ---------        ---------

Operating expenses:
   Sales and marketing .................................       2,767            5,559           10,093           15,163
   Research and development ............................       3,028            4,950           11,802           12,181
   General and administrative ..........................       1,616            3,361            7,770            8,077
   Restructuring costs .................................          --               --            2,092               --
   In-process research and development .................          --               --            1,160              800
   Impairment of intangible assets .....................      29,859               --           32,551               --
   Amortization of intangible assets ...................       2,561            2,528            7,774            5,088
   Noncash compensation expense ........................          60              114              182              342
                                                           ---------        ---------        ---------        ---------
        Total operating expenses .......................      39,891           16,512           73,424           41,651
                                                           ---------        ---------        ---------        ---------

Loss from operations ...................................     (50,539)          (3,009)        (100,753)         (11,031)
Interest expense .......................................          (4)             (10)             (17)            (459)
Interest income ........................................         701            2,408            2,857            5,464
Other income, net ......................................          10               --              113               --
                                                           ---------        ---------        ---------        ---------

Loss before income taxes ...............................     (49,832)            (611)         (97,800)          (6,026)
Income tax expense .....................................          --               --               --                1
                                                           ---------        ---------        ---------        ---------

Net loss ...............................................   $ (49,832)       $    (611)       $ (97,800)       $  (6,027)
                                                           =========        =========        =========        =========

Net loss per share, basic and diluted (Note 3) .........   $   (3.05)       $   (0.04)       $   (6.01)       $   (0.42)
                                                           =========        =========        =========        =========

Shares used in computing net loss per share,
basic and diluted (Note 3) .............................      16,353           15,751           16,286           14,519
                                                           =========        =========        =========        =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                TUT SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                          ----------------------------
                                                                                            2001               2000
                                                                                          ---------          ---------
Cash flows from operating activities:
   Net loss .........................................................................     $ (97,800)         $  (6,027)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...................................................................         2,699              1,550
     Noncash interest income and amortization of discounts on investments ...........          (206)            (3,425)
     Provision for allowance for doubtful accounts ..................................           761                208
     Provision for excess and obsolete inventory ....................................        33,302              1,475
     Impairment of intangible assets ................................................        32,551                 --
     Amortization of intangible assets and noncash compensation expense .............         8,741              7,520
     Write-off of in-process research and development ...............................         1,160                800
     Gain (loss) on sale or disposal of other assets ................................            56               (103)
     Change in operating assets and liabilities:
        Accounts receivable .........................................................         2,804            (19,809)
        Inventories .................................................................        (7,823)           (15,140)
        Prepaid expenses and other assets ...........................................         4,137             (9,222)
        Accounts payable and accrued liabilities ....................................       (23,983)            10,559
        Deferred revenue ............................................................          (567)              (559)
                                                                                          ---------          ---------
          Net cash used in operating activities .....................................       (44,168)           (32,173)
                                                                                          ---------          ---------
Cash flows from investing activities:
   Purchase of property and equipment ...............................................        (1,049)            (7,961)
   Purchases of short-term investments ..............................................        (7,002)          (155,108)
   Purchases of other assets ........................................................        (1,186)            (4,501)
   Proceeds from maturities of short-term investments ...............................        47,285             58,831
   Proceeds from sale of other assets ...............................................            --                128
   Acquisition of businesses, net of cash acquired and purchased research and
     development ....................................................................          (169)            (1,788)
                                                                                          ---------          ---------
          Net cash provided by (used in) investing activities .......................        37,879           (110,399)
                                                                                          ---------          ---------
Cash flows from financing activities:

   Payment on lines of credit .......................................................            --             (1,529)
   Proceeds from issuances of common stock, net .....................................           216            145,576
   Other ............................................................................            --               (612)
                                                                                          ---------          ---------
          Net cash provided by financing activities .................................           216            143,435
                                                                                          ---------          ---------
Net increase (decrease) in cash and cash equivalents ................................        (6,073)               863
Cash and cash equivalents, beginning of period ......................................        47,307             13,405
                                                                                          ---------          ---------
Cash and cash equivalents, end of period ............................................     $  41,234          $  14,268
                                                                                          =========          =========
Noncash financing activities:
   Common stock issued in connection with ActiveTelco acquisition in 2001 and
     FreeGate and Xstreamis acquisitions in 2000, respectively ......................     $   2,944          $  41,118
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

NOTE 1 -- THE COMPANY:

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

     The accompanying condensed consolidated financial statements as of September 30, 2001 and December 31, 2000 and for the three months and nine months ended September 30, 2001 and 2000 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000, its results of operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001. The balance sheet as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2001.

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

     From time to time, the Company maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relating to diversification and maturities in order to maintain the safety and liquidity of these assets. To date, the Company has not experienced any significant losses on its cash equivalents or short-term investments. However, at September 30, 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.0 million, which matured in January 2001 and is currently in default. The Company believes that the net realizable value of this investment cannot be practicably determined as of September 30, 2001.

                                TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," effective January 1, 2001. To date, the Company has not engaged in derivative and hedging activities. Accordingly the adoption of SFAS No. 133 did not have a material impact on the financial statements.

     In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No.00-25 is not expected to have a material impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

Reclassifications

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

                                TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

NOTE 3 -- NET LOSS PER SHARE:

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Stock options and restricted common stock subject to repurchase were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     The calculation of net loss per share follows:

                                                                                        Three Months Ended    Nine Months Ended
                                                                                           September 30,         September 30,
                                                                                          2001       2000       2001       2000
                                                                                        --------    -------   --------   -------
     Net loss per share, basic and diluted:

     Net loss ......................................................................    $(49,832)   $  (611)  $(97,800)  $(6,027)
                                                                                        ========    =======   ========   =======
     Net loss per share, basic and diluted .........................................    $  (3.05)   $ (0.04)  $  (6.01)  $ (0.42)
                                                                                        ========    =======   ========   =======
     Shares used in computing net loss per share, basic and diluted ................      16,353     15,751     16,286    14,519
                                                                                        ========    =======   ========   =======
     Antidilutive securities not included in net loss per share calculations .......       1,975      2,748      1,975     2,748
                                                                                        ========    =======   ========   =======

NOTE 4 -- COMPREHENSIVE LOSS:

     Accumulated other comprehensive loss includes unrealized gains and losses and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive loss:

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                        September 30,
                                                               2001              2000              2001              2000
                                                             --------          --------          --------          --------
     Net loss ...........................................    $(49,832)         $   (611)         $(97,800)         $ (6,027)
                                                             --------          --------          --------          --------
     Unrealized gains (losses) ..........................         (77)              177              (122)              177
     Foreign currency translation adjustments                      (4)              (15)              (19)              (15)
                                                             --------          --------          --------          --------
     Net change in other comprehensive loss .............         (81)              162              (141)              162
                                                             --------          --------          --------          --------
     Total comprehensive loss ...........................    $(49,913)         $   (449)         $(97,941)         $ (5,865)
                                                             ========          ========          ========          ========

NOTE 5 -- ACQUISITIONS:

     a) ActiveTelco

     On January 11, 2001, the Company acquired ActiveTelco, Inc. ("ActiveTelco") for approximately $4,850, consisting of an aggregate of 321 shares of the Company's Common Stock and 19 options to purchase shares of the Company's Common Stock, acquisition related expenses consisting primarily of legal and other professional fees, assumed ActiveTelco convertible notes in the amount of $650 plus accrued interest and other assumed liabilities of approximately $1,100. This transaction was treated as a purchase for accounting purposes. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

                                TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

     The allocation of the purchase price was based on the estimated fair value of goodwill of $3,248, assembled workforce of $442, and in-process research and development of $1,160. The amount allocated to intangibles was determined based on an appraisal using established valuation techniques. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

     b) ViaGate

     On September 14, 2001, the Company acquired certain assets of ViaGate Technologies, Inc. ("ViaGate") for $550 in cash and assumed liabilities of $46 for certain capital leases. The allocation of the purchase price was based on the fair market value of the assets at the date of acquisition of property and equipment of $5, and the estimated fair value of completed technology and patents of $591.

NOTE 6 -- BALANCE SHEET COMPONENTS:

                                                             September 30,     December 31,
                                                                 2001              2000
                                                                 -----             ----
     Short-term investments:
        Commercial paper ................................     $  9,000          $ 37,564
        Corporate bonds .................................        3,129            12,637
        US government agency notes ......................        3,082             5,106
                                                              --------          --------
                                                              $ 15,211          $ 55,307
                                                              ========          ========
     Inventories, net:
        Finished goods ..................................     $ 52,803          $ 43,151
        Raw materials ...................................        3,488             6,889
                                                              --------          --------
                                                                56,291            50,040
        Less: reserves ..................................      (44,842)          (13,755)
                                                              --------          --------
                                                              $ 11,449          $ 36,285
                                                              ========          ========
     Intangibles and other assets:
        Goodwill(2) .....................................     $ 10,949          $ 34,298
        Completed technology and patents(2) .............        6,467            10,580
        Assembled workforce(2) ..........................        1,816             3,300
                                                              --------          --------
                                                                19,232            48,178
        Less: accumulated amortization ..................      (14,680)           (7,648)
                                                              --------          --------
        Net intangibles(1) ..............................        4,552            40,530
        Other(3) ........................................        3,038             5,931
                                                              --------          --------
                                                              $  7,590          $ 46,461
                                                              ========          ========
     Accrued liabilities:
        Provision for loss on purchase commitments ......     $  5,901          $ 19,042
        Compensation ....................................          983             2,571
        Other ...........................................        4,918             5,516
                                                              --------          --------
                                                              $ 11,802          $ 27,129
                                                              ========          ========

_______________
(1) Net intangible assets of $4,552 is comprised entirely of completed technology and patents, net of accumulated amortization.

                                TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

(2) The Company recorded an impairment of intangible assets of $29,859 in the third quarter of 2001 and an impairment of completed technology and patents in the first quarter of 2001. Also, see Note 9, Restructuring Costs, Impairment of Certain Intangible Assets and Provision for Inventory.
(3) Included in other assets is restricted cash of $1,604 (see Note 7) and $3,248 as of September 30, 2001 and December 31, 2000, respectively.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

Lease obligations

     The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2007. In connection with business combinations in 1999 and 2000, the Company assumed operating leases that expire in December 2001 and August 2002.

     The lease for the Pleasanton facility expires in April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,850. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $250, provided that we are not in default under the terms of the lease agreement. Pursuant to these terms, our letter of credit was reduced from $1,850 to $1,600 in the third quarter of 2001. The letter of credit is collateralized by restricted funds in the amount of $1,604, which are included in intangibles and other assets as of September 30, 2001.

Purchase commitments

     At September 30, 2001, the Company had noncancellable commitments to purchase finished goods inventory totaling $2,032 in aggregate.

Contingencies

     On July 12, 2001, a putative shareholder class action lawsuit, entitled Yusty et al. v. Tut Systems, Inc., et al., Civil Action No. C-01-2659-JCS was filed in the United States District Court for the Northern District of California against Tut Systems and certain of its current and former officers. Similar actions have been filed by other plaintiffs, including Streicher v. Tut Systems, Inc., et al., Civil Action No. C-01-02757-MEJ, Huelsman v. Tut Systems, Inc., et al., Civil Action No. C-01-2894, Waltershied v. Tut Systems, Inc., et al., Civil Action No. C-01-2983, Atlas v. Tut Systems, Inc., et al., Civil Action No. C-01-02999 and Lefkowitz v. Tut Systems, Inc., et al., Civil Action No. C-01-3053. The complaints have been related. The complaints were filed on behalf of a purported class of people who purchased Tut Systems stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers made false and misleading statements about the Company's business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs have moved for consolidation and for appointment of lead plaintiff and lead counsel.

     On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against Tut Systems. The Complaint was filed by a supplier of Tut Systems and alleges causes of action for breach of contract and for money on common counts. The Complaint seeks damages in the amount of $10,469. There has been no discovery to date and no trial has yet been scheduled. The Company denies liability and intends to defend itself vigorously.

     The Company is also subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                                TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)


NOTE 8 -- SEGMENT INFORMATION:

     The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment because there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:


                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        2001         2000      2001       2000
                                       ------       ------    ------     ------

          United States .............  $1,512      $22,549    $4,839    $39,876
          International:
             Denmark ................      28            *       552          *
             Japan ..................   1,758            *     4,838          *
             Korea ..................       *          498         *     12,791
             All other countries ....     669        5,520     1,347     13,388
                                       ------      -------   -------    -------
                                       $3,967      $28,567   $11,576    $66,055
                                       ======      =======   =======    =======

___________
* Revenue attributable to this country was less than 10% of total revenue and any revenue attributable to this country is included in the "All other countries" line.

     It is impracticable for the Company to compute product revenues by product type for the three and nine months ended September 30, 2001 and 2000.

          Two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 28% and 15%, respectively, of the Company's revenue for the three months ended September 30, 2001 and for 21% and 16%, respectively, of the Company's revenue for the nine months ended September 30, 2001. Two customers Reflex Communications, Inc. and CAIS, Inc. accounted for 24% and 16%, respectively, of the Company's revenue for the three months ended September 30, 2000. In addition, three customers, TriGem InfoComm Inc., Reflex Corporation, Inc. and Darwin Networks, Inc. accounted for 19%, 13% and 12%, respectively, of the Company's revenue for the nine months ended September 30, 2000.

NOTE 9 -- RESTRUCTURING COSTS, IMPAIRMENT OF CERTAIN INTANGIBLE ASSETS AND PROVISION FOR INVENTORY:

Restructuring Costs

     On April 23, 2001, the Company announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain of its fixed assets. As a result of this restructuring program, the Company recorded restructuring costs of $2,092. The following information relates to restructuring costs which were recorded during the quarter ended June 30, 2001.

     Workforce reduction. The restructuring program resulted in the reduction of approximately 28% of the Company's employees, and the Company recorded a workforce reduction charge of approximately $1,235 relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company was significantly reduced.

                               TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

     Closure of excess facilities and disposal of fixed assets. The Company recorded costs of restructuring of $785 relating to closure of excess facilities. The closure of excess facilities included the closure of certain satellite facilities due to workforce reductions and the Company's effort to reduce operating expenses as a result of the restructuring. This cost of restructuring is primarily comprised of non-cancelable lease and operating costs. Other fixed assets retired as a result of the workforce reductions totaled $72.

     Cash expenditures relating to workforce reductions were paid in the three months ended June 30, 2001. Amounts related to the closure of excess facilities were accrued at June 30, 2001 and will be paid over the respective lease terms through August 2002.

     Also, see Note 11 Subsequent Events, regarding the Company's workforce reduction that occurred in October 2001.

Impairment of Certain Intangible Assets

     The Company evaluates the recoverability of its long-lived assets, goodwill related to those assets, and enterprise goodwill in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets upon the occurence of certain events and in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

     The Company assesses the impairment of long-lived assets and related goodwill periodically in accordance with the provisions of SFAS No. 121. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets of the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and the market capitalization relative to net book value.

     When management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

     Based on the impairment review performed during the third quarter of 2001, the Company recorded a $29.9 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon estimated discounted future cash flows using a discount rate of 20%. The assumptions supporting future cash flows, including the discount rate, were determined using management's best estimates. The underlying factors contributing to the decline in expected future cash flows include a continued slowdown in the telecommunications market, and more recently, the indefinite postponement of capital expenditures, especially within the hospitality industry.

     In addition, in the first quarter of 2001, the Company recorded a $2.7 million impairment charge to reduce completed technology and patents. This resulted from the Company's decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products.

                                TUT SYSTEMS, INC.

                    (in thousands, except per share amounts)

Provision for Inventory

     The Company recorded a provision for inventory totaling $18.5 million in the first quarter of 2001, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the first quarter of 2001. The Company recorded an additional provision for inventory totaling $11.4 million during the third quarter of 2001, related to the costs of raw materials and finished goods in excess of revised protections of what the Company reasonably expected to sell in the foreseeable future as of the third quarter of 2001. In accordance with the Company's policy, declines in expected future revenue resulted in inventory levels for certain products in excess of demand in the foreseeable near term.

NOTE 10 -- TENDER OFFER:

     On May 14, 2001, the Company made an offer to exchange all stock options outstanding under the Company's 1992 Stock Plan, 1998 Stock Plan and the 1999 Nonstatutory Stock Option Plan to purchase approximately 1,456 shares of the Company's Common Stock, par value $0.001 per share, held by eligible employees for new stock options that will be granted under the Company's 1998 Stock Plan or the 1999 Nonstatutory Stock Option Plan, upon the terms and subject to the conditions set forth in the Offer to Exchange. An "eligible employee" refers to all employees of Tut Systems, Inc. and its U.S. subsidiaries who are employees at the time the new stock options are granted, except all executive officers, vice-presidents, members of the Board of Directors and employees receiving Workers' Adjustment and Retraining Notification Act pay are not eligible to participate in the offer. The number of shares of Common Stock subject to the new stock options will be equal to the number of shares of Common Stock subject to the unexercised stock options tendered by such eligible employees and accepted for exchange and cancelled. The new stock options will be reissued at a date at least six months and two days later than the date of cancellation. This stock option exchange program required the filing of a tender offer statement. Employees receiving such an offer were requested to read the Company's Form 10-Q for the quarter ended March 31, 2001, a related offering memorandum and other pertinent information before making any decision with respect to the offer. Accounting and other regulatory concerns prevent or limit the Company's ability to issue additional stock options to these employees during the period between cancellation and reissuance.

     This offer expired on June 8, 2001. Pursuant to the offer, the Company accepted, for cancellation, stock options to purchase approximately 1,056 shares of the Company's Common Stock. Subject to the terms and conditions of the offer, the Company will grant new stock options to purchase shares of the Company's Common Stock on December 13, 2001 to those employees who are employed at the Company at that time in exchange for the stock options surrendered in the offer. Based on those individuals who are employed at the Company as of October 30, 2001, we anticipate that the December 13, 2001 grant will total approximately 851 shares of the Company's Common Stock.

NOTE 11 -- SUBSEQUENT EVENTS:

     On October 8, 2001, the Company further reduced its workforce by approximately 11%. The restructuring charges related to terminating employees are estimated to be approximately $0.2 million, which will be recorded in the fourth quarter of 2001.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties including but not limited to statements regarding customer and geographic mix, gross margins, operating costs and expenses. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in our Annual Report on Form 10-K, as filed with the SEC on April 2, 2001, those discussed in our other reports and filings with the SEC and those discussed under "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

     We design, develop and market multi-service broadband access systems that enable service providers to deliver high-speed data access to multi-tenant buildings. We use our proprietary FastCopper technology to deliver cost-effective, scalable and easy to deploy solutions that exploit the underutilized bandwidth of copper telephone wires within these buildings. Our collection of FastCopper technologies includes HomeRun, which was selected as the initial specification for a home networking standard promoted by the HomePNA, and LongRun, a proprietary extension of HomeRun providing superior performance at longer distances. These technologies are deployed through our Expresso high-bandwidth access multiplexers and associated routers. In addition to our Expresso access multiplexers are our products that provide service providers with enhanced capabilities such as subscriber management, bandwidth management, IP address management, and network address translation. In the first half of 2001, we introduced our IntelliPOP product line with our proprietary Signature Switch technology. Our proprietary Signature Switch technology is designed to allow service providers to manage and guarantee bandwidth and service performance across applications such as IP telephony, VPN networking, videoconferencing, video-on-demand, file transfer and Internet access, and to efficiently configure IntelliPOP for the delivery of these services according to the unique market requirements of multi-tenant building owners and end-user subscribers on an individual or collective basis. Our systems and related services are designed with the specific requirements of the multi-tenant unit, or MTU, market in mind and enable service providers in this market to increase their revenue by providing additional services and increase customer retention through bundled service offerings. With the recent introduction of our IntelliPOP 8000 series, our products now include a highly-scalable, carrier class, full service gateway built on standards-based asynchronous transfer mode ("ATM"), Internet Protocol ("IP") telephony and very high speed DSL ("VDSL") based technologies that enable service providers to leverage the power of fiber optic networks.

     We commenced operations in August 1991. Through the third quarter of 1998, substantially all of our revenue was derived from the sale of our XL Ethernet LAN extension products to the corporate and university segments of the multi-tenant commercial unit or MCU market. In early 1997, we introduced the first products in our Expresso product line aimed at service provider markets. During the first quarter of 1998, we began licensing our HomeRun technology to certain leading semiconductor, computer hardware and consumer electronics manufacturers for incorporation into integrated circuits and consumer products including PCs, peripherals, modems and other Internet appliances. In the third and fourth quarters of 1998, we commenced selling our Expresso GS products, which are configured for local loop applications, and Expresso MDU products, which incorporate our HomeRun technology to a broader range of service providers, primarily those serving apartment complexes, hotels, university dormitories and military complexes in the multi-dwelling unit or MDU market. In the first quarter of 1999, we commenced selling Expresso MDU products incorporating our LongRun technology and Expresso MDU Lite into additional segments of the MDU market. During the fourth quarter of 1999, we commenced selling our Expresso SMS 2000 and companion Expresso OCS system providing subscriber management, bandwidth management, credit card billing and other functions to the MDU market. In the first half of 2001, we commenced selling our new IntelliPOP product. We recently introduced our first optical-input, chassis-based product suitable for the neighborhood dwelling units or NDU market.

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

     We may incur sales price reductions on some of our products to remain competitive and to reduce our relatively high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with cost reductions. Also, market developments, including the writedown of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry, may put increased pressure on the sales price of our existing inventories. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. There can be no assurance that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

     Sales to customers outside of the United States accounted for approximately 58.2% and 39.6% of revenue for the nine months ended September 30, 2001 and 2000, respectively. On average, we expect international sales to represent approximately 50% or more of our revenue in future periods. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been denominated in U.S. dollars.

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

     In January 2001, we acquired ActiveTelco, Inc. ("ActiveTelco") for approximately $4.9 million, consisting of an aggregate of 321,343 shares of our Common Stock and 18,657 options to purchase shares of our Common Stock and acquisition related expenses consisting primarily of legal and other professional fees, assumed ActiveTelco convertible notes in the amount of $0.7 million plus accrued interest and other assumed liabilities of approximately $1.1 million. This transaction was treated as a purchase for accounting purposes. ActiveTelco was located in Fremont, California. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

     In September 2001, we acquired certain assets, including some intellectual property rights, from ViaGate Technologies, Inc. ("ViaGate") for approximately $0.6 million in cash. This transaction was treated as a purchase of assets for accounting purposes. The acquired patents and technology of ViaGate provide a highly scalable, carrier-class, full service gateway built on standards-based ATM, IP and VDSL technology.

     While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products. As a result, we took a writedown for abandonment of the related completed technology and patents of $2.7 million in the first quarter of 2001. During the impairment review for the third quarter of 2001, we evaluated the present value of future expected cash flows to determine the fair value of purchased intangibles. This evaluation resulted in a writedown of $29.9 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected future cash flows include a continued decline in the telecommunications industry and the indefinite postponement of capital expenditures, especially within the hospitality industry.

     In January 2001 and April 2001, we reduced our total workforce by 10% and 28%, respectively, in an effort to control overall operating expenses in response to recent declines and expected slower growth in our sales. In April 2001, we also implemented plans to close several of our satellite offices. We incurred restructuring charges of $2.1 million related to the April 2001 restructuring plan. In October 2001, we again reduced our total workforce by 11% in an effort to further control overall operating expenses, which is expected to result in restructuring charges of approximately $0.2 million.

          We have incurred net operating losses to date and, as of September 30, 2001, had an accumulated deficit of $228.4 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the service provider and MTU markets. In view of our limited history of product revenue from new markets, our reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from existing or new products, whether due to lack of market acceptance, competition, technological change or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

Results of Operations

     The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                ------------------------        -----------------------
                                                                   2001           2000            2001           2000
                                                                ---------       --------        --------       --------
          Total revenues ...............................            100.0%         100.0%          100.0%         100.0%
          Total cost of goods sold .....................            368.4           52.7           336.1           53.6
                                                                ---------       --------        --------       --------
             Gross (loss) margin .......................           (268.4)          47.3          (236.1)          46.4
                                                                ---------       --------        --------       --------
          Operating expenses:
             Sales and marketing .......................             69.8           19.5            87.2           23.0
             Research and development ..................             76.3           17.3           102.0           18.4
             General administrative ....................             40.7           11.8            67.1           12.2
             Restructuring costs .......................               --             --            18.1             --
             In-process research and development .......               --             --            10.0            1.2
             Impairment of intangibles .................            752.7             --           281.2             --
             Amortization of intangibles ...............             64.6            8.8            67.2            7.7
             Noncash compensation expense ..............              1.5            0.4             1.6            0.5
                                                                ---------       --------        --------       --------
                  Total operating expenses .............          1,005.6           57.8           634.4           63.1
                                                                ---------       --------        --------       --------
          Loss from operations .........................         (1,274.0)         (10.5)         (870.5)         (16.7)
          Interest expense .............................             (0.1)            --            (0.1)          (0.7)
          Interest income ..............................             17.7            8.4            24.7            8.3
          Other income, net ............................              0.3             --             1.0             --
                                                                ---------       --------        --------       --------
          Loss before income taxes .....................         (1,256.1)          (2.1)         (844.9)          (9.1)
          Income tax expense ...........................               --             --              --             --
                                                                ---------       --------        --------       --------
          Net loss .....................................         (1,256.1)%         (2.1)%        (844.9)%         (9.1)%
                                                                =========       ========        ========       ========

Three and Nine Months Ended September 30, 2001 and 2000

     Revenue. We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and from the sale of software products. Our total revenue decreased to $4.0 million and $11.6 million for the three and nine months ended September 30, 2001, respectively from $28.6 million and $66.1 million for the three and nine months ended September 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to decreased sales of our Expresso MDU products. The market for our products was markedly different in the first nine months of 2001 as compared to the first nine months of 2000. During the fourth quarter of 2000, our revenue growth slowed substantially due to (i) several key customers who, in the latter part of the fourth quarter, experienced a rapid deterioration in their ability to obtain additional capital and, as a result, severely curtailed or halted their purchases of our product, and (ii) reduced sales volume in the Korean market. These developments were not unique to us and have continued in conjunction with a general downturn in the telecommunications market throughout the first nine months of 2001, affecting our ability to generate comparatively similar levels of sales. In certain instances, these developments have made collection of receivables less certain. License and royalty revenue decreased to $0.2 million and $0.7 million for the three and nine months ended September 30, 2001, respectively, from $0.6 million and $1.6 million for the three and nine months ended September 30, 2000, respectively. The decreases in 2001 when compared to the same periods in 2000 were primarily due to decreases in royalty payments, as a result of recent economic conditions affecting the telecommunications market.

     Cost of Goods Sold/Gross (Loss) Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and cost of licensed technology included in the products. Excluding the reserves for excess and obsolete inventory of $18.5 million taken in the first quarter of 2001 and $11.4 million taken in the third quarter of 2001, our cost of goods sold decreased to $3.2 million and $9.0 million for the three and nine months ended September 30, 2001, respectively, from $15.1 million and $35.4 million for the three and nine months ended September 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to decreased sales of our Expresso MDU products. Gross margin before such reserves as a percentage of revenue, decreased to 19.6% and 22.4% of revenue for the three and nine months ended September 30, 2001, respectively, from 47.3% and 46.4% of revenue for three and nine months ended September 30, 2000, respectively. The decreases in gross margin, before such reserves as a percentage of revenue in the first nine months of 2001 were due primarily to sales price reductions on some of our Expresso MDU products in response to competitive pricing pressures and to a lesser extent to fixed manufacturing costs that could not be reduced proportionately in relation to the decreased revenue in the first nine months of 2001. During the first quarter of 2001, we recorded a reserve for excess and obsolete inventory of $18.5 million. This reserve was primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future as of the first quarter of 2001. During the third quarter of 2001, we recorded an additional reserve for excess inventory of $11.4 million. This reserve is primarily related to the costs of raw materials and finished goods in excess of revised projections of what we reasonably expect to sell in the foreseeable future. Market developments over the past year, including the writedown of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry, continued slowdown in the telecommunications market and more recently, the indefinite postponement of capital expenditures, especially within the hospitality industry, have contributed to substantial uncertainties related to the value of these inventories. The charge was included in cost of goods sold resulting in an overall negative gross margin of (268.4)% and (236.1)% for the three and nine months ended September 30, 2001, respectively.

     Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions, and outside services. Our sales and marketing expenses decreased to $2.8 million and $10.1 million for the three and nine months ended September 30, 2001, respectively, from $5.6 million and $15.2 million for the three and nine months ended September 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to our scaling back of our marketing programs as a cost saving measure in light of the current market conditions and, to a lesser degree, to reduced commission expense on lower revenue in the first nine months of 2001. Sales and marketing expenses decreased in absolute dollars in the third quarter of 2001, as compared to the second quarter of 2001, and we expect these expenses to continue to decrease in the fourth quarter of 2001 as a result of our workforce reduction in April 2001 and our continued focus on cost saving measures.

     Research and Development. Research and development expense primarily consists of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses decreased to $3.0 million and $11.8 million for the three and nine months ended September 30, 2001, respectively, from $5.0 million and $12.2 million the three and nine months ended September 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily a result of our workforce reduction in April 2001 and our continued focus on cost saving measures, including the scale-back, postponement or abandonment of research and development efforts on certain of our product lines. The slight decrease year over year for the nine month period was mostly offset by the higher headcount in the first nine months of 2001 due to the fiscal 2000 acquisitions of FreeGate, OneWorld assets and Xstreamis, all of which were not a part of Tut in the entire first nine months of 2000 and the first quarter of 2001 acquisition of ActiveTelco. Additionally, in the first nine months of 2001, we amortized $0.8 million of deferred compensation and notes receivable related to restricted stock granted to certain FreeGate, OneWorld and ActiveTelco employees to research and development. Approximately $0.3 million of the remaining deferred compensation and notes receivable have been recorded as a reduction of equity in the balance sheet. We intend to recognize the expense ratably over the remaining period in which the repurchase rights on this restricted stock lapse, currently estimated at one and ten months for each of OneWorld and ActiveTelco, respectively. All of the deferred compensation and notes receivable for FreeGate have been fully amortized as of September 30, 2001. Research and development expenses decreased in absolute dollars in the third quarter of 2001 as compared to the second quarter of 2001 as a result of our cost saving measures. We expect research and development activities to represent a significant percentage of our overall fixed operating expenses in the fourth quarter of 2001.

     General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expenses decreased to $1.6 million and $7.8 million for the three and nine months ended September 30, 2001, respectively, from $3.4 million and $8.1 million for the three and nine months ended September 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily a result of our workforce reduction in April 2001, recovery of bad debt and our continued focus on cost saving measures. The increase year over year for the nine month period was mostly offset by the higher insurance and professional fees in the first nine months of 2001 when compared to the first nine months of 2000. General and administrative expenses decreased in absolute dollars in the third quarter of 2001 when compared to the second quarter of 2001, primarily due to significant headcount reductions, reduced consulting expenses, reduced bad debt expenses and a strong focus on cost cutting measures. We anticipate these expenses will increase in the fourth quarter of 2001 due to the fact that we do not expect bad debt recovery in the fourth quarter of 2001. In the second and third quarters, this bad debt recovery represented $0.8 million and $1.0 million respectively. The anticipated increase will be offset by the October 2001 reduction in our general and administrative headcount and our continued focus on cost saving measures in the fourth quarter of 2001.

     Restructuring Costs. On April 23, 2001, we announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain fixed assets. As a result of this restructuring program, we recorded restructuring costs of $2.1 million in the second quarter of 2001. These restructuring costs were comprised of $1.2 million in workforce reduction charges relating primarily to severance and fringe benefits, $0.8 million relating to closure of excess facilities and $0.1 million in other fixed assets retired as a result of the workforce reductions. There were no such expenses incurred in the three month period ended September 30, 2001 or the three and nine month periods ended September 30, 2000. In October 2001, we again reduced our total workforce by 11% in an effort to further control overall operating expenses, which is expected to result in restructuring costs during the fourth quarter of 2001 of approximately $0.2 million.

     In-Process Research and Development. Amounts expensed as in-process research and development for the nine months ended September 30, 2001 and 2000 were $1.2 million and $0.8 million, respectively, and were related to in-process research and development purchased from ActiveTelco and FreeGate, respectively. There were no such expenses incurred for the three months ended September 30, 2001 and 2000.

          In-Process Research and Development, ActiveTelco. Amounts expensed as in-process research and development were $1.2 million for the nine months ended September 30, 2001 and were related to in-process research and development purchased from ActiveTelco during the first quarter of 2001. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on our future results of operations or cash flows.

          In-Process Research and Development, FreeGate. Amounts expensed as in-process research and development were $0.8 million for the nine months ended September 30, 2000 and were related to in-process research and development purchased from FreeGate during the first quarter of 2000. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products.

Impairment of Intangibles. Based on the impairment review performed during the third quarter of 2001, we recorded a $29.9 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon estimated discounted future cash flows using a discount rate of 20%. The assumptions supporting future cash flows, including the discount rate, were determined using management's best estimates. The underlying factors contributing to the decline in expected future cash flows include a continued slowdown in the telecommunications market, and more recently, the indefinite postponement of capital expenditures, especially within the hospitality industry. In the first quarter of 2001, we recorded a $2.7 million impairment charge to reduce completed technology and patents. This resulted from our decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products. Total impairment of intangibles was $29.9 million and $32.6 million for the three and nine months ended September 30, 2001. There were no such impairments for the three and nine months ended September 30, 2000.

     Amortization of Intangibles. Amortization of intangibles is comprised of the amortization of intangible assets related to the purchase acquisitions of Vintel, FreeGate, OneWorld assets, Xstreamis and ActiveTelco. These intangible assets consisted primarily of assembled workforce, completed technology and patents, and goodwill, and each are amortized over their estimated useful lives of three, five and five years, respectively. Amortization of intangibles was $2.6 million and $7.8 million for the three and nine months ended September 30, 2001, respectively, compared to $2.5 million and $5.1 million for the three and nine months ended September 30, 2000, respectively. The increases in 2001, when compared to the same periods in 2000, relate to the amortization of intangibles during the three and nine months ended September 30, 2001 related to the Vintel, FreeGate, OneWorld assets, Xstreamis and ActiveTelco acquisitions. The first nine months of 2000 include only the amortization of intangibles related to the November 1999 acquisition of Vintel and partial amortization of intangibles related to the February 2000 acquisition of FreeGate, the April 2000 acquisition of OneWorld assets and the May 2000 acquisition of Xstreamis. We expect a significant decrease in amortization of intangibles due to the impairment of these intangibles of $2.7 million recorded in the first quarter of 2001 and $29.9 million recorded in the third quarter of 2001.

     Noncash Compensation Expense. Noncash compensation expense for the three and nine months ended September 30, 2001 and 2000 consisted of the recognition of expense related to certain employee stock option grants, based on the difference between the deemed fair value of our Common Stock and the stock option exercise price at the date of grant. Our noncash compensation expense was $0.06 million and $0.2 million for the three and nine months ended September 30, 2001, respectively, as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2000, respectively. As of September 30, 2001, we have recognized all of the expenses related to these employee stock options.

     Interest Expense. Interest expense consisted of interest expense associated with our leases in the first half of 2001 and our credit facilities in the first half of 2000. Our interest expense was nominal for the three and nine months ended September 30, 2001, and was nominal for the three months ended September 30, 2000. Our interest expense was $0.5 million for the nine months ended September 30, 2000. The decrease in the nine months ended September 30, 2001, when compared to the same period in 2000, was primarily due to our paying off the principal owed on our credit facilities in June 2000.

     Interest Income. Interest income consisted of interest income on our cash, investments and notes receivable balances, offset by the amortization of premiums paid on investments. Our interest income decreased to $0.7 million and $2.9 million for the three and nine months ended September 30, 2001, respectively, from $2.4 million and $5.5 million for three and nine months ended September 30, 2000, respectively. The decreases in 2001, when compared to the same periods in 2000, were primarily due to lower interest income on lower average cash and investment balances.

     Other Income, Net. Other income, net consisted of gain (loss) on the disposal of fixed assets, sale of other assets and foreign exchange gains (losses). Our other income, net was nominal for the three months ended September 30, 2001 and was $0.1 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     In March 2000, we completed our secondary offering and issued 2,500,000 shares of our Common Stock at a price of $60.00, and we received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs.

     As of September 30, 2001, we had cash, cash equivalents, and short-term investments of $56.4 million, compared to $102.6 million as of December 31, 2000.

     The net decrease in cash and cash equivalents of $6.1 million during the nine months ended September 30, 2001 resulted primarily from short-term investments of $47.3 million that matured and $0.2 million in proceeds from the issuance of our Common Stock related to stock options and purchases of stock through our stock purchase plan. The increases in cash and cash equivalents from these sources were offset by uses in operating activities of $44.2 million, purchases of short-term investments of $7.0 million, $1.0 million for the purchase of property and equipment, the purchase of other assets of $1.2 million, which includes the acquisition of certain ViaGate assets for $0.6 million, and $0.2 million in acquisition costs related to ActiveTelco.

     The net increase in cash and cash equivalents of $0.9 million during the nine months ended September 30, 2000 resulted primarily from net proceeds of our secondary offering of $141.7 million, $58.8 million in proceeds from short-term investments that matured, $3.9 million in proceeds from the issuance of our Common Stock related to stock options and purchases of stock through our stock purchase plan and $0.1 million in proceeds from the sale of other assets. The increases in cash and cash equivalents from these sources were offset by purchases of short-term investments of $155.1 million, uses in operating activities of $32.2 million, the purchase of other assets of $4.5 million, which includes the acquisition of OneWorld assets for $2.4 million, $8.0 million for the purchase of property and equipment, $1.8 million in acquisition costs for FreeGate and Xstreamis, $1.5 million to repay borrowings under a credit facility and $0.6 million for other financing activities.

     In the first quarter of 2000, we entered into a lease for administrative and engineering facilities in Pleasanton, California. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.9 million. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $0.3 million, provided that we are not in default under the terms of the lease agreement. Pursuant to these terms, our letter of credit was reduced from $1.9 million to $1.6 million in the third quarter of 2001. The letter of credit is collateralized by restricted funds in the amount of $1.6 million, which are included in intangibles and other assets as of September 30, 2001.

     For future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of making substantial payments towards purchase commitments for inventory and general decreases in our operational costs due to our recent workforce reductions.

     We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," effective January 1, 2001. To date, we have not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material impact on our financial statements.

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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on our financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all of our financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

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

     We have incurred substantial net losses and experienced negative cash flow each quarter since our inception. We incurred net losses of $97.8 million for the nine months ended September 30, 2001 and $74.1 million for the year ended December 31, 2000. As of September 30, 2001, we had an accumulated deficit of $228.4 million. We expect that we will continue to incur losses in the fourth quarter of 2001, and we will likely incur losses in future periods as well.

     We may never achieve profitability and if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun technology, IntelliPOP product and software products. We intend to continue decreasing and closely maintaining certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. We cannot assure you that we will generate a sufficient level of revenue to offset these expenditures, or that we will be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general administrative functions are, in the short term, relatively fixed. Our ability to increase revenue or achieve profitability in the future will primarily depend on our ability to increase sales of our Expresso products (including selling excess Expresso inventories), successfully launch our IntelliPOP product, reduce manufacturing costs, sell excess component parts obtained as a result of canceled purchase commitments and successfully introduce and sell enhanced versions of our existing and new products.

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

     .  market acceptance of our products;

     . competitive pressures, including pricing pressures from our partners and competitors, particularly in light of recent announcements from competitors that they plan to take significant writedowns in inventory, which could lead to a general excess of competitive products in the marketplace;

     . the timing or cancellation of orders from, or shipments to, existing and new customers;

     . the timing of new product and service introductions by us, our customers, our partners or our competitors;

     .  variations in our sales or distribution channels;

     .  variations in the mix of products that we offer;

     .  changes in the pricing policies of our suppliers;

     .  the availability and cost of key components; and

     .  the timing of personnel hiring.

     We anticipate that average selling prices for our products will decrease in the near future due to increased competitive price pressures in certain geographical regions. In addition, we may also experience substantial period to period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including competition and rapid technological change. Decreasing the average selling prices of our products could cause us to experience decreased revenue despite an increase in the number of units sold. We cannot assure you that we will be able to sustain our gross margins (even at the anticipated reduced levels), improve our gross margins by offering new products or increased product functionality, or offset future price declines with cost reductions.

     As a result of these and other factors, it is possible that in some future period our operating results will be below the expectations of securities analysts and investors. In that event, the price of our Common Stock would likely further decline.

Purchases by past customers have decreased dramatically, and we must establish a new base of customers.

     Many of our past customers have significantly reduced or, in some cases, have no access to capital and are experiencing significant financial difficulties, including bankruptcy. Two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 28% and 15%, respectively, of the Company's revenue for the three months ended September 30, 2001 and for 21% and 16%, respectively, of the Company's revenue for the nine months ended September 30, 2001. Two customers, Reflex Communications, Inc. and CAIS, Inc. accounted for 24% and 16%, respectively, of the Company's revenue for the three months ended September 30, 2000, and three customers, TriGem InfoComm, Inc., Reflex Corporation, Inc. and Darwin Networks, Inc. accounted for 19%, 13% and 12%, respectively, of the Company's revenue for the nine months ended September 30, 2000. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. Our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and better established competitors.

We are currently engaged in a securities class action lawsuit and a lawsuit with one of our suppliers, either of which, if it results in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

     On July 12, 2001, a putative shareholder class action lawsuit, entitled Yusty et al. v. Tut Systems, Inc., et al., Civil Action No. C-01-2659-JCS was filed in United States District Court for the Northern District of California against us and certain of our current and former officers. Similar actions have been filed by other plaintiffs, including Streicher v. Tut Systems, Inc., et al., Civil Action No. C-01-02757-MEJ, Huelsman v. Tut Systems, Inc., et al., Civil Action No. C-01-2894, Waltersheid v. Tut Systems, Inc., et al, Civil Action No. C-01-2983, Atlas v. Tut Systems, Inc., et al., Civil Action No. C-01-2999 and Lefkowitz v. Tut Systems, Inc., et al., Civil Action No. C-01-3053. The complaints have been related. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs have moved for consolidation and for appointment of lead plaintiff and lead counsel. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

     On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against Tut Systems. The Complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The Complaint seeks damages in the amount of $10,469,088. There has been no discovery to date and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

We must reduce our inventory and future purchase commitments.

     Changes in our business have resulted in the accumulation of a substantial inventory of finished goods and components. In addition, announcements of large-scale inventory writedowns by competitors indicate that the risk of inexpensive competitive products coming into the marketplace has increased significantly. We have provided for losses related to the cancellation of purchase commitments and further allowances for excess and obsolete finished goods inventories and related raw materials. However, we must sell existing finished goods inventory and delay or sell finished goods inventory from future purchase commitments as well as sell component inventory resulting from deliveries on already canceled purchase commitments. Failure to decrease our current and future inventory and/or to sell component parts may require that we take additional charges related to slow moving or obsolete inventory and components. If we are unable to sell a substantial amount of both the finished goods and the component inventories, our expected cash position for the fourth quarter of 2001 and throughout the year 2002 could be negatively impacted.

We face substantial risk in launching our new IntelliPOP products.

     We launched our new IntelliPOP product in the first half of 2001 and recently introduced our IntelliPOP 8000 series product in the fourth quarter of 2001. Risks associated with the launch include delays in shipping, software bugs, delays in product hardware and software testing, and production delays in building the products. The complexity of the products requires additional customer support resources. Since the products include major software components, we are selling software maintenance agreements. Accordingly, revenue associated with such maintenance agreements will be deferred and recognized over the life of the underlying support of the products. The launch of our IntelliPOP products may also cause customers to delay purchases of our existing products. In addition, the introduction of new, more complex products, coupled with a search for larger, more established customers may result in longer sales cycles and delayed revenue.

Our ability to attract and retain our personnel may be negatively impacted by the drop in our stock price.

     The drop in our stock price has resulted in most of our outstanding employee stock options being "under water" or priced substantially above the current market price. In response to the drop in our stock price, on May 14, 2001, we offered our employees the opportunity to tender their existing stock options for cancellation pursuant to a stock option exchange program and have such stock options reissued at a date at least six months and two days later than the date of cancellation. Accounting and other regulatory concerns prevent or limit our ability to issue additional stock options to these employees during the period between cancellation and reissuance. In the interim, those employees who participated in the stock option exchange offer have, and will continue to have, fewer or, in certain cases, no stock options until the lapsing of six months and two days from the date of such cancellation. Further, for those employees who did not participate in the stock option exchange offer, such employees have stock options that are priced substantially above the current market price. In both cases, our employees may feel that they are receiving inadequate compensation. If adverse market conditions persist, the attractiveness of our stock option offerings and the success of our employee stock plans may be negatively impacted and, as a result, diminish our ability to attract and retain qualified personnel.

Changes in the capital markets may negatively impact our business.

     Due to increased volatility in equity markets and tightening of lending in the credit markets, we believe that we are exposed to a greater risk that customers will alter their payment practices to conserve capital. These changes may lead to increases in outstanding accounts receivable as a percentage of revenue, longer payback periods and increased risk of default. During the latter part of the fourth quarter of 2000, several key customers experienced a rapid deterioration in their ability to obtain additional capital to fund their businesses and declared their inability to make timely payments on their accounts and, as of the date of this report, have not been able to demonstrate the wherewithal to pay their existing account balances. During 2001, a significant number of these customers commenced bankruptcy proceedings. We factor these increased risks into our assessment of our customers' wherewithal to pay, and these considerations will likely result in longer revenue deferrals than we have previously experienced. We also believe that certain of our customers will alter their deployment plans to meet the constraints imposed by changes in the capital markets. If we are not able to increase sales in other customer segments or our sales are otherwise delayed, we may experience volatility in expected sales growth patterns which would increase the risk of declining sales growth in any particular quarter.

Difficulties in forecasting product sales could negatively impact our business.

     We base our expense levels in part on our expectations concerning future revenue. These expense levels are relatively fixed in the short-term. Orders for our products, however, may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations that typically last 60 to 90 days. In the case of IntelliPOP, those evaluations may increase to six months. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenue for that quarter may be less than our forecast. If we have lower revenue in a quarter than expected, we may not be able to reduce our spending in the short-term in response to this shortfall and the reduced revenue would have a direct impact on our results of operations for that quarter. Further, we purchase components and outsource the manufacturing of our products based on forecasts of sales. If orders for products exceed our forecasts, we may have difficulty meeting customers' orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if orders are less than our forecasts, we may have difficulty in canceling future purchase and manufacturing commitments in a timely manner, which may result in greater than expected inventory levels and exposure to losses related to slow moving and obsolete inventory.

We depend on contract manufacturers to manufacture all of our products and rely on them to deliver high-quality products in a timely manner.

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

We depend on contract manufacturers to source all of our raw materials and component products and rely on them to deliver these raw materials and products in a timely manner.

     We currently purchase all of our raw materials and components used in our products through our contract manufacturers. Components are purchased pursuant to purchase orders based on forecasts, but neither we nor our contract manufacturers have any guaranteed supply arrangements with these suppliers. The availability of many of these components is dependent in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers were unable to obtain a sufficient supply of key components from current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays and reductions in product shipments could damage customer relationships and could harm our business, financial condition or results of operations. In addition, any increases in component costs that are passed on to our customers could reduce demand for our products.

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

Our success depends on continued market acceptance of our Expresso products and the successful launch of our IntelliPOP products.

     We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso products and IntelliPOP products and to expand offerings of these products in the MDU and MCU markets and to further penetrate these markets. Historically, the majority of our Expresso products has been sold into the MDU market. Our future success depends on the ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end-users about the benefits of our Fast Copper and Signature Switch technologies, our LongRun and IntelliPOP products, and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end-users. We cannot assure you that our IntelliPOP or our Expresso products will achieve or maintain broad commercial acceptance within the MDU market, MCU market, or in any other market we enter.

The market in which we operate is highly competitive, and we may not be able to compete effectively.

     The market for multi-service broadband access systems is intensely competitive, and we expect that this market will become increasingly competitive in the future. Our most immediate competitors include Cisco Systems, Copper Mountain, Elastic Networks and a number of other public and private companies. Many of these competitors are offering or may offer technologies and services that directly compete with some or all of our high-speed access products and related software products. Also, many of these competitors have recently announced significant changes in their business plans and operations, some of which, such as major writedowns of inventory, could have a negative impact on our ability to sustain our current pricing or to sell current levels of inventory. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

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

Our copper-wire based solutions face severe competition from other technologies, and the commercial acceptance of any competing solutions could harm our business and ability to compete.

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

     Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause orders for our products to be canceled or delayed, reduce revenue, or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time to the development of new product designs. We cannot assure you that we would be successful in addressing any manufacturing or design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our business, financial condition and results of operations.

Changing industry standards may reduce the demand for our products, which will harm our business.

     We will not be competitive unless we continually introduce new products and product enhancements that address changing industry standards. The emergence of new industry standards, whether through adoption by official standards committees or through widespread use of such standards by telephone companies or other service providers, could require the redesign of our products. If these standards become widespread and our products are not in compliance, our customers and potential customers may not purchase our products, which would harm our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. In addition, selection of competing technologies as standards by standards setting bodies such as the HomePNA could negatively affect our reputation in the market regardless of whether our products are standard compliant or demand for our products does not decline. This selection could be interpreted by the press and others as having a negative impact on our business which could negatively impact our stock price.

We may not be able to effectively integrate our recent acquisitions into our existing business.

     In 2001 and 2000, we completed five acquisitions. We may need to overcome significant issues in order to realize any benefits from these transactions. These issues include:

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

Failure to effectively manage operations in light of our changing revenue base could adversely affect our business.

     In the past, we have rapidly and significantly expanded our operations and anticipate that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on the larger, more established customers such as ILECs and PTTs in both domestic and international markets. In addition, the volatility in our business has placed a significant strain on our managerial and operational resources. In January 2001, we reduced our workforce by 10%, in April 2001 by an additional 28%, and in October 2001 by 11% in an effort to control overall operating expenses in response to recent declines in and expected slowing of our sales growth.

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

     Sales to customers outside of the United States accounted for approximately 58.2% and 39.6% of revenue for the nine month periods ended September 30, 2001 and 2000, respectively. There are a number of risks arising from our international business, including:

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

     We also expend product development and other resources in order to meet regulatory and technical requirements of foreign countries. We depend on sales of our products in these foreign markets to recoup the costs associated with developing products for these markets.

Fluctuations in currency exchange rates may harm our business.

     All of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers and reduce demand for our products. We anticipate that foreign sales will generally continue to be invoiced in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and, as a result, our exposure to foreign currency transaction losses may increase. To reduce this exposure, we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange related losses.

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

Our success depends on our ability to provide adequate customer support.

     Our ability to achieve our planned sales growth and to retain current and future customers will depend in part on the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions, and we believe that the introduction of IntelliPOP will add a significant layer of complexity to the demands on our customer support organizations. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could harm our business, financial condition or results of operations.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to manage our business successfully.

     We depend on the performance of Salvatore D'Auria, our President, Chief Executive Officer and Chairman of the Board, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

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

     .  general market and economic conditions.

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

Our stock may be delisted from the Nasdaq National Market.

     At the closing of the Nasdaq National Market on October 30, 2001, the minimum bid price of a share of our Common Stock was $1.07. Since the second quarter of 2001, the minimum closing bid price of our Common Stock has dropped below $1.00 per share on a number of occasions. Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. Since September 11, 2001, the Nasdaq has issued a moratorium suspending delisting actions against all companies whose shares are listed on the Nasdaq National Market until January 1, 2002. However, there is no assurance that, after January 1, 2002, the minimum bid price of our Common Stock will meet or exceed and continue to meet or exceed the $1.00 per share minimum bid price required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on the Nasdaq National Market. The delisting of our Common Stock as well as the threat of delisting of our Common Stock may negatively impact the value of our shares because shares that trade on the over-the-counter market (rather than the Nasdaq National Market) are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

     Sales of a substantial number of shares of our Common Stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our Common Stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2001, we had 16,380,964 shares outstanding. Of these shares, 16,051,633 shares of our Common Stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

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

We are, and continue to be affected by poor general economic conditions that have resulted in significantly reduced sales levels and, if such adverse economic conditions continue or worsen, our business, operating results and financial condition could be negatively impacted.

     The continued poor economic conditions in the world economy, which have become particularly acute since the events on September 11, 2001, and the industry-wide downturn in the telecommunications market, have affected, and may continue to affect, our sales throughout 2001. As a result, we may experience a material adverse impact on our business, operating results and financial condition. Comparatively lower sales have resulted in operating expenses increasing as a percentage of revenue for the three and nine month periods ending on September 30, 2001, when compared to the same periods for 2000. Although we have taken actions, throughout the first three quarters of 2001 to create revenue opportunities and reduce operating expenses, a prolonged continuation or worsening of sales trends may force us to take additional actions and charges in order to reduce our operating expenses. If we are unable to reduce operating expenses at a rate and level consistent with future adverse sales trends or if we incur significant special charges associated with such expense reductions that are disproportionate to sales, our business, operating results and financial condition could be negatively impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at September 30, 2001.

     At September 30, 2001, we held an investment in commercial paper issued by Southern California Edison Company. This investment is included in short-term investments at a carrying value of approximately $9.0 million which matured in January 2001 and is currently in default. We believe that the net realizable value of this investment cannot be practicably determined as of September 30, 2001.

     We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On July 12, 2001, a putative shareholder class action lawsuit, entitled Yusty et al. v. Tut Systems, Inc., et al., Civil Action No. C-01-2659-JCS was filed in United States District Court for the Northern District of California against us and certain of our current and former officers. Similar actions have been filed by other plaintiffs, including Streicher v. Tut Systems, Inc., et al., Civil Action No. C-01-02757-MEJ, Huelsman v. Tut Systems, Inc., et al., Civil Action No. C-01-2894, Waltersheid v. Tut Systems, Inc., et al., Civil Action No. C-01-2983, Atlas v. Tut Systems, Inc., et al., Civil Action No. C-01-2999 and Lefkowitz v. Tut Systems, Inc., et al., Civil Action No C-01-3053. The complaints have been related. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs have moved for consolidation and for appointment of lead plaintiff and lead counsel. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

     On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against Tut Systems. The Complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The Complaint seeks damages in the amount of $10,469,088. There has been no discovery to date and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

      3.1 Second Amended and Restated Certificate of Incorporation of the Company.(1)

      3.2      Bylaws of the Company, as currently in effect.(1)

      4.1      Specimen Common Stock Certificate.(1)

     10.25 Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(8)

     10.26 Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(8)

     11.1 Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).
___________
(1) Incorporated by reference to our Registration Statement on Form S-1
    (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

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

(6) Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(7) Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.

(8) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

    (b) Reports on Form 8-K.

    The Company did not file any reports on Forms 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TUT SYSTEMS, INC.
Date: October 31, 2001


                                             /s/ MARILYN LOBEL
                                             -----------------------------------
                                             Marilyn Lobel
                                             Vice President, Finance and Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer and Duly Authorized
                                             Officer)

                                INDEX TO EXHIBITS

  Exhibit
  -------
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

     3.2  Bylaws of the Company, as currently in effect.(1)

     4.1  Specimen Common Stock Certificate.(1)

    10.25 Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(8)

    10.26 Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(8)

    11.1 Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).
_______________

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

 (6) Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

 (7) Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.

(8) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.