Form 10-Q
period 2002-03-31
TUT SYSTEMS INC
filed 2002-04-26
CIK 878436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number: 000-25291

TUT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2958543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5964 W. Las Positas Blvd., Pleasanton, California	94588-8540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (925) 490-3900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒            No  ☐

As of March 31, 2002, 16,411,172 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$39,621	$46,338
Short-term investments	3,083	3,029
Accounts receivable, net of allowance for doubtful accounts of $6,654 and $6,908 in 2002 and 2001, respectively	252	550
Inventories, net	10,688	11,839
Prepaid expenses and other	2,419	1,742

Total current assets	56,063	63,498
Property and equipment, net	7,529	8,171
Intangibles and other assets (including restricted cash of $1,716 and $1,718 in 2002 and 2001, respectively)	6,896	7,323

Total assets	$70,488	$78,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711	$1,204
Accrued liabilities	8,999	9,856
Deferred revenue	836	954

Total current liabilities	10,546	12,014
Deferred revenue, net of current portion	358	553
Other liabilities	249	329

Total liabilities	11,153	12,896

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized, 16,411 shares issued and outstanding in 2002 and 2001	16	16
Additional paid-in capital	301,182	301,182
Deferred compensation	(10)	(17)
Notes receivable from stockholders	(65)	(96)
Accumulated other comprehensive loss	(96)	(78)
Accumulated deficit	(241,692)	(234,911)

Total stockholders’ equity	59,335	66,096

Total liabilities and stockholders’ equity	$70,488	$78,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product	$2,162	$4,650
License and royalty	196	237

Total revenues	2,358	4,887

Cost of goods sold:
Product	1,523	21,747

Total cost of goods sold	1,523	21,747

Gross (loss) margin	835	(16,860)

Operating expenses:
Sales and marketing	2,316	3,825
Research and development	3,287	4,682
General and administrative	1,958	3,236
In-process research and development	—	1,160
Impairment of intangibles	—	2,692
Amortization of intangibles	300	2,652
Noncash compensation expense	—	61

Total operating expenses	7,861	18,308

Loss from operations	(7,026)	(35,168)
Interest and other income, net	245	1,199

Net loss	$(6,781)	$(33,969)

Net loss per share, basic and diluted (Note 3)	$(0.41)	$(2.10)

Shares used in computing net loss per share, basic and diluted (Note 3)	16,407	16,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,781)	$(33,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	877	1,218
Provision for allowance for doubtful accounts	—	70
Provision for excess and obsolete inventory and abandoned products	265	18,633
Impairment of intangibles	—	2,692
Amortization of intangibles	300	2,641
Write-off of in-process research and development	—	1,160
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	298	1,311
Inventories	886	(7,058)
Prepaid expenses and other assets	(578)	1,168
Accounts payable and accrued liabilities	(1,430)	(12,886)
Deferred revenue	(313)	(288)

Net cash used in operating activities	(6,476)	(25,308)

Cash flows from investing activities:
Purchase of property and equipment	(241)	(681)
Purchase of short-term investments	—	(3,991)
Proceeds from maturities of short-term investments	—	38,116
Acquisition of businesses, net of cash acquired and purchased research and development	—	(169)

Net cash provided by (used in) investing activities	(241)	33,275

Cash flows from financing activities:
Proceeds from issuances of common stock, net	—	48

Net cash provided by financing activities	—	48

Net increase (decrease) in cash and cash equivalents	(6,717)	8,015
Cash and cash equivalents, beginning of period	46,338	47,307

Cash and cash equivalents, end of period	$39,621	$55,322

Noncash financing activities:
Common stock issued in connection with the ActiveTelco acquisition in 2001	$—	$2,944

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the quarter ended March 31, 2002, the Company incurred a net loss of $6,781, and negative cash flows from operations of $6,476, and has an accumulated deficit of $241,692 at March 31, 2002. Management expects cash flow from operations to increase during the year, however, to the extent the Company’s business continues to be affected by poor economic conditions impacting the telecommunications industry, the Company will continue to require cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources if necessary to maintain reasonable operating levels. The Company cannot be assured that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2002 and December 31, 2001, its results of operations and its cash flows for the three months ended March 31, 2002 and 2001. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002. The balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002.

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent accounting pronouncements

In May 2000, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income statement classification for sales incentives that a vendor voluntarily offers to customers, without charge, which the customer can use in, or exercise as a result of, a single exchange transaction. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001 which addresses whether consideration from a vendor to a reseller is: (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations; or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The adoption of these Issues did not impact the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not impact the Company’s financial statements. The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three months ended March 31, 2001:

	Three Months Ended March 31,
	2000	2001
Net loss—as reported	$(6,781)	$(33,969)
Adjustment:
Amortization of goodwill	—	1,861

Net loss—as adjusted	(6,781)	(32,108)

Net loss per share, basic and diluted—as reported	$(0.41)	$(2.10)

Net loss per share, basic and diluted—as adjusted	$(0.41)	$(1.98)

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity, and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all financial statements issued in 2002. The adoption of SFAS No. 144 did not impact the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

NOTE 3—NET LOSS PER SHARE:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options were not included in the computation of diluted net loss per share because the effect would be antidilutive.

The calculation of net loss per share follows:

	Three Months Ended March 31,
	2002	2001
Net loss per share, basic and diluted:
Net loss	$(6,781)	$(33,969)

Net loss per share, basic and diluted	$(0.41)	$(2.10)

Shares used in computing net loss per share, basic and diluted	16,407	16,213

Antidilutive securities not included in net loss per share calculations	3,537	3,121

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss and unrealized gains and losses on other assets and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended March 31,
	2002	2001
Net loss	$(6,781)	$(33,969)

Unrealized losses on other assets	(15)	(41)
Foreign currency translation adjustment	(3)	(24)

Net change in other comprehensive loss	(18)	(65)

Total comprehensive loss	$(6,799)	$(34,034)

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—BALANCE SHEET COMPONENTS:

	March 31, 2002	December 31, 2001
Short-term investments:
US government agency notes	$3,083	3,029

Inventories, net:
Finished goods	$48,276	$49,981
Raw materials	12,907	15,190

	61,183	65,171
Less: reserves	(50,495)	(53,332)

	$10,688	$11,839

Prepaid expenses and other:
Receivables from contract manufacturers	$69	$28
Prepaid expenses	2,350	1,714

	$2,419	$1,742

Property and equipment:
Computers and software	$6,821	$6,677
Leasehold improvements	4,462	4,437
Test equipment	3,692	3,624
Office equipment	1,399	1,395

	16,374	16,133
Less: accumulated depreciation	(8,845)	(7,962)

	$7,529	$8,171

Intangibles and other assets:
Completed technology and patents	$6,467	$6,467
Less: accumulated amortization	(2,515)	(2,215)

Net intangibles	3,952	4,252
Other	2,944	3,071

	$6,896	$7,323

Accrued liabilities:
Provision for loss on purchase commitments	$4,421	$4,421
Bankruptcy preference item	1,500	1,500
Compensation	944	1,014
Other	2,134	2,921

	$8,999	$9,856

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2006 and 2007. In connection with business combinations in 1999 and 2000, the Company assumed operating leases that expired in December 2001 and another that expires in August 2002.

The lease for the Pleasanton facility expires in April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,850. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $250, provided that the Company is not in default under the terms of the lease agreement. Pursuant to these terms, the Company’s letter of credit was reduced from $1,850 to $1,600 in the third quarter of 2001. In the fourth quarter of 2001, the Company entered into a lease for engineering facilities in Bridgewater Township, New Jersey. Under the terms of this lease, the Company was required to issue a letter of credit in the amount of $116. These letters of credit are collateralized by restricted funds in the amount of $1,716, which are included in intangibles and other assets as of March 31, 2002.

Purchase commitments

The Company had noncancellable commitments to purchase finished goods inventory totaling $323 and $531 in aggregate at March 31, 2002 and December 31, 2001, respectively.

Royalty obligation

In February 1999, the Company paid one of its founders, a former employee of the Company, $2,500 as a lump sum payment for all its future royalty obligations for the rights, title and interests in two patents. These two patents give the Company exclusive control of the Balun technology required in the Company’s products. The Company is amortizing this royalty payment ratably over the five year period beginning February 1999. This period represents the estimated life of the patented technology. As of March 31, 2002, the balance of this payment remaining to be amortized was $917. Amortization expense for the quarter ended March 31, 2002 was approximately $125.

Contingencies

Beginning July 12, 2001, six putative shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Tut Systems, Inc. and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about its business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. The hearing on the Motion to Dismiss is scheduled for June 7, 2002. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The Complaint was filed by one of its suppliers and alleges causes of action for breach of contract and for money on common counts. The Complaint seeks damages in the amount of $10,469. The case is in the discovery stage and no trial has yet been scheduled. The Company denies liability and intends to defend itself vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 7—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended March 31,
	2002	2001
United States	$776	$1,736
International:
Denmark	4	524
Great Britain	251	308
Japan	661	1,981
Mexico	404	—
All other countries	262	338

	$2,358	$4,887

It is impracticable for the Company to compute product revenues by product type for the three months ended March 31, 2002 and 2001.

Four customers, Capital Planeado SA de CV, Kanematsu Computer System Ltd., RIKEI Corporation and BTN Internetworking, accounted for 17%, 13%, 11% and 10%, respectively, of the Company’s revenue for the three months ended March 31, 2002. Three customers, Kanematsu Computer System Ltd., RIKEI Corporation and NetPoint AS accounted for 22%, 13% and 11%, respectively, of the Company’s revenue for the three months ended March 31, 2001.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred net operating losses to date and, as of March 31, 2002, had an accumulated deficit of $241.7 million. Our ability to generate income from operations will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the NDU and MTU markets. In view of our limited history of product revenue from new markets, our reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from existing or new products, whether due to lack of market acceptance, competition, technological change, continued poor economic conditions affecting the telecommunications industry or otherwise, or the inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

During fiscal 2001 and in the first quarter of 2002, we have reduced the sales prices of some of our products to remain competitive and to reduce our relatively high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with additional cost reductions. Also, market developments, including the write down of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry, have put increased pressure on the sales prices of our existing inventories. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. We cannot assure you that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

Sales to customers outside of the United States accounted for approximately 67.1%, and 64.5% of revenue for the three months ended March 31, 2002 and 2001, respectively. On average, we expect international sales to represent approximately 50% of our revenue. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been denominated in U.S. dollars.

We expect to continue to evaluate product line expansion and new product opportunities, engage in research, development and engineering activities and focus on cost-effective design of our products. Accordingly, we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses.

In February 2000, we acquired FreeGate Corporation (“FreeGate”) for approximately $25.5 million, consisting of 510,931 shares of our common stock, 19,707 options to acquire shares of our common stock, and acquisition related expenses consisting primarily of investment advisory, legal and other professional service fees and other assumed liabilities. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of IP routing, firewall security, network address translation, secure remote access via virtual private networking, or VPN networking, and email and web servers on a compact, PC-based platform.

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

In September 2001, we acquired certain assets, including some intellectual property rights, from ViaGate Technologies, Inc. (“ViaGate”) for approximately $0.6 million in cash. This transaction was treated as a purchase of assets for accounting purposes. The acquired patents and technology of ViaGate provide a highly scalable, carrier-class, full service gateway built on standards-based asynchronous transfer mode, or ATM, internet protocol, or IP, and very high speed digital subscriber line, or VDSL technology.

While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products. As a result, we took a write down of $2.7 million for abandonment of the related completed technology and patents in the first quarter of 2001. During our impairment review for the third quarter of 2001, we evaluated the present value of future expected cash flows to determine the fair value of our long-lived assets. This evaluation resulted in a write down of $29.9 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected future cash flows include a continued decline in the telecommunications industry and the indefinite postponement of capital expenditures, especially within the hospitality industry. As of March 31, 2002, our net intangible assets remaining to be amortized were $4.0 million, comprised entirely of completed technology and patents related to the acquisitions of the ViaGate assets and Xstreamis.

During fiscal 2001, we reduced our total workforce by approximately 50% to control overall operating expenses in response to recent declines and expected slower growth in our sales and we also implemented plans to close several of our satellite offices. We incurred restructuring charges of $2.3 million related to this restructuring.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Total revenues	100.0%	100.0%
Total cost of goods sold	64.6	445.0

Gross (loss) margin	35.4	(345.0)

Operating expenses:
Sales and marketing	98.2	78.3
Research and development	139.4	95.1
General and administrative	83.1	66.2
In-process research and development	—	23.7
Impairment of intangibles	—	55.1
Amortization of intangibles	12.7	54.3
Noncash compensation expenses	—	1.2

Total operating expenses	333.4	374.6

Loss from operations	(298.0)	(719.6)
Interest and other income, net	10.4	24.5

Net loss	(287.6)	(695.1)

Three Months Ended March 31, 2002 and 2001

Revenue.    We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and from the sale of software products. Our total revenue decreased to $2.4 million for the three months ended March 31, 2002 from $4.9 million for the three months ended March 31, 2001. Using a year-over-year comparison, the decrease in the first quarter of 2002 compared to the first quarter of 2001 of $2.5 million or 51.7% was primarily due to decreased sales of our Expresso MDU products. The market for our products was significantly weaker in the first quarter of 2002 than it was in the first quarter of 2001. During the fourth quarter of 2000, our revenue growth slowed substantially due to (i) several key customers who, in the latter part of the fourth quarter of 2000, experienced a rapid deterioration in their ability to obtain additional capital and, as a result, severely curtailed or halted their purchases of our product, and (ii) reduced sales volume in the Korean market. These developments were not unique to us and have continued in conjunction with a general downturn in the telecommunications market throughout 2001, affecting our ability to generate comparatively similar levels of sales. In certain instances, these developments have made collection of receivables less certain and require us to defer revenue until cash is collected. During the third quarter of 2001, our revenue growth further slowed due to an increase in the number of customers and potential customers, particularly within the hospitality industry, that indefinitely postponed capital expenditures after the events surrounding September 11, 2001.

License and royalty revenue was $0.2 million for the three months ended March 31, 2002 and 2001. The generally low revenue was primarily due to decreases in royalty payments, as a result of continued economic conditions affecting the telecommunications market. We did not enter into any new license or royalty agreements during the first quarter of 2002 or 2001.

Cost of Goods Sold/Gross (Loss) Margin

The following table sets forth items regarding our cost of goods sold, provisions and margins for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(in thousands) (unaudited)
Total revenues	$2,358	$4,887
Total cost of goods sold	1,523	$21,747

Gross (loss) margin	$835	$(16,860)

Gross (loss) margin as a percentage of revenue	35.4%	(345.0)%

Detail of gross margin before certain provisions:
Total cost of goods sold	$1,523	$21,747
Less:
Provision for excess and obsolete inventory	—	(18,500)

Total cost of goods sold excluding provisions for excess and obsolete inventory	1,523	3,247

Gross margin before the provision for excess and obsolete inventory	$835	$1,640

Gross margin before the provision for excess and
obsolete inventory as a percentage of revenue	35.4%	33.6%

Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and the cost of licensed technology included in the products. Our cost of goods sold decreased to $1.5 million for the three months ended March 31, 2002, from $3.2 million for the three months ended March 31, 2001, excluding the reserves for excess and obsolete inventory of $18.5 million taken in the first quarter of 2001. The decrease in the first quarter of 2002 compared to the first quarter of 2001 of $1.7 million or 53.1% was primarily due to decreased sales of our Expresso MDU products.

Gross margin as a percentage of revenue, increased to 35.4% of revenue for the three months ended March 31, 2002 from 33.6% of revenue for the three months ended March 31, 2001, before the reserves for excess and obsolete inventory. The slight increase in the first quarter of 2002 compared to 2001 of 1.8% was due primarily to the sale of approximately $.6 million of raw materials previously reserved for through loss on purchase committments and favorable projected warranty cost adjustments, offset by sales price reductions on some of our Expresso MDU products in response to competitive pricing pressures.

During the first quarter of 2001, we recorded a reserve for excess and obsolete inventory of $18.5 million. This reserve primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future as of the first quarter of 2001. Market developments over the past year, including the write down of significant amounts of inventory by competitors, the proliferation of products resold as a result of bankruptcies within the industry, continued slowdown in the telecommunications market and more recently, the indefinite postponement of capital expenditures, especially within the hospitality industry, have contributed to substantial uncertainties related to the value of these inventories. During the first quarter of 2001, we also recorded additional reserves of $0.2 million for excess and obsolete inventory as a part of our normal business operations and product inventory assessments. All of these inventory adjustments for the first quarter of 2001 were included in cost of goods sold resulting in an overall negative gross margin of (345.0)%.

During the first quarter of 2002, we recorded additional reserves of $0.3 million for excess and obsolete inventory as a part of our normal business operations and product inventory assessments. This inventory adjustment was included in cost of goods sold resulting in an overall gross margin of 35.4%.

Sales and Marketing.    Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions and outside services. Our sales and marketing expenses decreased to $2.3 million for the three months ended March 31, 2002 from $3.8 million for the three months ended March 31, 2001. The decrease in the first quarter of 2002 when compared to the first quarter of 2001 of $1.5 million or 39.5% was primarily due to reduction in our marketing programs in order to reduce our costs in light of the difficult market conditions and, to a lesser degree, to align our sales commission expense with lower revenue in the first quarter of 2002.

Research and Development.    Research and development expense consists primarily of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses decreased to $3.3 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001. The decrease in the first quarter of 2002 when compared to the first quarter of 2001 of $1.4 million or 29.8% was primarily a result of our workforce reductions in 2001 and our continued focus on cost saving measures, including the reduction, postponement or abandonment of research and development efforts on certain of our product lines. Additionally, in the first quarter of 2001, we amortized to research and development $0.4 million of deferred compensation and notes receivable related to restricted stock granted to certain FreeGate, OneWorld and ActiveTelco employees. During the three months ended March 31, 2002, this amortization was nominal. Research and development expenses decreased in absolute dollars in 2001, as a result of our continued focus on cost saving measures. We expect research and development activities to represent a significant percentage of our overall fixed operating expenses during the remainder of fiscal 2002.

General and Administrative.    General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expenses decreased to $2.0 million for the three months ended March 31, 2002 from $3.2 million for the three months ended March 31, 2001. The decrease in the first quarter of 2002 compared to the first quarter of 2001 of $1.3 million or 39.5% was primarily a result of our workforce reductions in 2001 and our continued focus on cost saving measures. We anticipate that general and administrative expenses will not fluctuate significantly during the remainder of 2002.

In-Process Research and Development.    The amount expensed as in-process research and development was $1.2 million for the three months ended March 31, 2001 related to in-process research and development purchased from ActiveTelco during the first quarter of 2001. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the cost to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. There was no such expense during the first quarter of 2002.

Impairment of Intangibles.    In the first quarter of 2001, we recorded a $2.7 million impairment charge to write off the completed technology and patents of FreeGate. This resulted from our decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products. There was no such charge for the first quarter of 2002.

Amortization of Intangibles.    For the three months ended March 31, 2001, amortization of intangibles was comprised of the amortization of intangible assets related to the purchase acquisitions of Vintel in fiscal 1999, FreeGate, OneWorld assets and Xstreamis in fiscal 2000, and ActiveTelco in the first quarter of 2001. These intangible assets consisted primarily of assembled workforce, completed technology and patents, and goodwill, and each were amortized over their estimated useful lives of three, five and five years, respectively. For the three months ended March 31, 2002, amortization of intangibles was comprised entirely of completed technology and patents related to the acquisitions of Xstreamis and the ViaGate assets and are amortized over their estimated useful lives of five years. Amortization of intangibles decreased to $0.3 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. The decrease in the first quarter of 2002 compared to the first quarter of 2001 of $2.4 million or 88.7% was due to our recording of an impairment of these intangibles totaling $32.6 million during fiscal 2001. As of March 31, 2002, intangible assets totaling $4.0 million, which consist entirely of completed technology and patents, remain to be amortized.

Noncash Compensation Expense.    Noncash compensation expense in the first quarter of 2001 consisted of the recognition of expense related to certain employee stock option grants based on the difference between the deemed fair value of our common stock and the stock option exercise price at the date of grant. Our noncash compensation expense was $0.1 million for the three months ended March 31, 2001. There was no such expense during the first quarter of 2002. As of March 31, 2002, we have recognized all of the expenses related to these employee stock options.

Interest and Other Income, Net.    Interest and other income, net consisted primarily of interest income on our cash, investments and notes receivable balances, offset by the amortization of premiums paid on investments. Our interest and other income, net decreased to $0.2 million for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001. The decrease in the first quarter of 2002 compared to the first quarter of 2001 of $1.0 million or 79.6% was primarily due to lower interest rates on lower average cash and investment balances.

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

Cash, cash equivalents and short-term investments totaled $42.7 million at March 31, 2002, a decrease of $6.7 million or 13.5% from $49.4 million at December 31, 2001.

The net decrease in cash and cash equivalents of $6.7 million during the three months ended March 31, 2002 resulted primarily from our use of $6.5 million for operating activities and the purchase of property and equipment of $0.2 million.

The net increase in cash and cash equivalents of $8.0 million during the three months ended March 31, 2001 resulted primarily from proceeds from maturities of short-term investments of $38.1 million. The increase in cash and cash equivalents from this source was offset by uses in operating activities of $25.3 million, the purchase of property and equipment of $0.7 million, the purchase of investments of $4.0 million and the acquisition costs for ActiveTelco of $0.1 million.

In future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of completing a substantial portion of payments for purchase commitments for inventory and a general decrease in our operational costs due to our recent workforce reductions.

We have entered into certain contractual obligations and other purchase commitments that could result in cash outflows. In the first quarter of 2000, we entered into a lease for administrative and engineering facilities in Pleasanton, California. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.9 million. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $0.3 million, provided that we are not in default under the terms of the lease agreement. Pursuant to these terms, our letter of credit was reduced from $1.9 million to $1.6 million in the third quarter of 2001. In the fourth quarter of 2001, we entered into a lease for engineering facilities in Bridgewater Township, New Jersey. Under the terms of the lease, we were required to issue a letter of credit in the amount of $0.1 million. These letters of credit are collateralized by restricted funds in the amount of $1.7 million, which are included in intangibles and other assets as of March 31, 2002.

At March 31, 2002, the remaining accrual for purchase commitments of raw material components was $4.4 million. At this time, we are involved in litigation related to certain of these commitments. As discussed in Note 6 of our Condensed Consolidated Financial Statements, the outcome of this litigation is uncertain at this time.

The following summarizes our contractual obligations at March 31, 2002, and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

Our future minimum lease payments under operating leases at March 31, 2002 are as follows:

Year	(in millions)
The remainder of 2002	$1.8
2003	2.0
2004	1.9
2005	1.9
2006	1.9
Thereafter	0.9

$10.4

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

Recent Accounting Pronouncements

In May 2000, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” which addresses the recognition, measurement and income statement classification for sales incentives that a vendor voluntarily offers to customers, without charge, which the customer can use in, or exercise as a result of, a single exchange transaction. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001 which addresses whether consideration from a vendor to a reseller is: (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations; or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The adoption of these Issues did not impact our financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not impact our financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that: (a) can be distinguished from the rest of the entity, and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for all of our financial statements issued in 2002. The adoption of SFAS No. 144 did not impact our financial statements.

Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock

We have a history of losses and expect to continue to incur losses in the future.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. We incurred a net loss of $6.8 million for the three months ended March 31, 2002 and a net loss of $104.3 million for the year ended December 31, 2001. As of March 31, 2002, we had an accumulated deficit of $241.7 million. We expect that we will continue to incur losses for the remainder of fiscal year 2002.

We may never achieve profitability and, if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun and LongRun technology, IntelliPOP products and software products. During fiscal 2001, we reduced our workforce in an effort to decrease certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. However, we may not be able to generate a sufficient level of revenue to offset the current level of expenditures. Additionally, we may be unable to adjust spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to do the following:

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

The continued poor economic conditions in the world economy, which became particularly acute after the events surrounding September 11, 2001, and the continued industry-wide downturn in the telecommunications market have affected, and may continue to affect, our sales in the future. As a result, we may experience a material adverse impact on our business, operating results and financial condition. Comparatively lower sales have resulted in operating expenses increasing as a percentage of revenue for the three months ended March 31, 2002 and the year ended December 31, 2001 compared to the years ended December 31, 2000 and 1999. Although we took actions throughout 2001 to create revenue opportunities and reduce operating expenses, a prolonged continuation or worsening of sales trends that we faced in 2001 may force us to take additional actions and charges in order to reduce our operating expenses. If we are unable to reduce operating expenses at a rate and level consistent with future adverse sales trends or if we incur significant special charges associated with such expense reductions that are disproportionate to sales, our business, operating results and financial condition could be negatively impacted.

We depend on a limited number of large customers for a substantial portion of our revenue during any given period, and the loss of a key customer or loss or delay of a key order could substantially reduce our revenue in a given period.

We derive a significant portion of our revenue in each period from a limited number of customers. Four customers, Capital Planeado SA de CV, Kanematsu Computer System Ltd., RIKEI Corporation and BTN Internetworking, accounted for 17%, 13%, 11% and 10%, respectively, of our revenue for the three months ended March 31, 2002. Three customers, Kanematsu Computer System Ltd., RIKEI Corporation and NetPoint AS accounted for 22%, 13% and 11%, respectively, of our revenue for the three months ended March 31, 2001. Many of our past customers have limited or, in some cases, no access to capital and are experiencing significant financial difficulties, including bankruptcy. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. In addition, our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and more established competitors. If sales to our largest customers decrease materially below current levels or if we are unable to establish a new base of customers, such decreases or failures could materially and adversely affect our business, results of operations and financial condition.

We are currently engaged in multiple securities class action lawsuits and a lawsuit with one of our suppliers, any of which, if it results in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

Beginning July 12, 2001, six putative shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. The hearing on the Motion to Dismiss is scheduled for June 7, 2002. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against us. The Complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The Complaint seeks damages in the amount of $10.5 million. The case is in the discovery stage and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and our March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the 1933 Act and under Section 10 (b) and Rule 10b-5 of the Securities Exchange Act of 1934 and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for our initial public offering and secondary offering. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso products and IntelliPOP products and to expand offerings of these products in the multi-dwelling unit, or MDU, and the multi-tenant commercial unit, or MCU, markets and to further penetrate these markets. Historically, the majority of our Expresso products has been sold into the MDU market. Our future success depends on the ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end-users about the benefits of our Fast Copper and Signature Switch technologies, our LongRun and IntelliPOP products, and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end-users. If our IntelliPOP or our Expresso products do not achieve or maintain broad commercial acceptance within the MDU market, MCU market, or in any other markets we may enter, our business, financial conditions and results of operations could be materially and adversely affected.

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

Our operations have changed significantly due to volatility in our business. In the past, we have rapidly and significantly expanded our operations. However, in fiscal 2001, we reduced our workforce by approximately 50% to control overall operating expenses in response to recent declines in and expected slowing of our sales growth. We anticipate that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on the larger, more established customers such as ILECs and PTTs in both domestic and international markets.

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

Sales to customers outside of the United States accounted for approximately 67.1%, and 64.5% of revenue for the three months ended March 31, 2002 and 2001, respectively. There are a number of risks arising from our international business, including, but not limited to:

•	longer receivables collection periods;

•	increased exposure to bad debt write-offs

•	risk of political and economic instability;

•	difficulties in enforcing agreements through foreign legal systems;

•	unexpected changes in regulatory requirements;

•	import or export licensing requirements;

•	reduced protection for intellectual property rights in some countries; and

•	currency fluctuations.

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

Due to increased volatility in equity markets and tightening of lending in the credit markets, we believe that we are exposed to a greater risk that customers will alter their payment practices to conserve capital. These changes may lead to increases in our outstanding accounts receivable as a percentage of revenue, extended payback periods and increased risk of default. During the latter part of the fourth quarter of 2000, several key customers experienced a rapid deterioration in their ability to obtain additional capital to fund their businesses. As a result, these customers declared their inability to make timely payments on their accounts and have not been able to demonstrate the ability to pay their existing account balances with us since that time. During fiscal 2001, a significant number of these customers commenced bankruptcy proceedings. We factor these increased risks of non-payment into our assessment of our customers’ ability to pay, and these considerations will likely result in longer revenue deferrals than we have previously experienced. We also believe that certain of our customers will alter their plans to deploy products to meet the constraints imposed on them by changes in the capital markets. If we are not able to increase sales in other customer segments, or if our sales are otherwise delayed, our sales growth patterns may become increasingly volatile. This would increase the risk that our sales would decline in any particular quarter and could harm our business, operating results or financial condition.

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

In fiscal 2001 and fiscal 2000, we completed five acquisitions. As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. We may need to overcome significant issues in order to realize any benefits from our past transactions, and any future acquisitions would be accompanied by similar risks. These risks include, but are not limited to:

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

At the closing of the Nasdaq National Market on April 1, 2002, the minimum bid price of a share of our common stock was $1.73. Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. Since the second quarter of 2001, the minimum closing bid price of our common stock has dropped below $1.00 per share on a number of occasions, and we cannot assure you that it will not do so again in the future. The delisting of our common stock as well as the threat of delisting of our common stock may negatively impact the value of our shares because shares that trade on the over-the-counter market, rather than the Nasdaq National Market, are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2002, we had 16,411,172 shares outstanding. Of these shares, 16,407,460 shares of our common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at March 31, 2002.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning July 12, 2001, six putative shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. The hearing on the Motion to Dismiss is scheduled for June 7, 2002. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against us. The Complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The Complaint seeks damages in the amount of $10,469,088. The case is in the discovery stage and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and our March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10 (b) and Rule 10b-5 of the Securities Exchange Act of 1934 and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for our initial public offering and secondary offering. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

(b)  Reports on Form 8-K.

The Company did not file any reports on Forms 8-K during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUT SYSTEMS, INC.

By:	/s/ MARILYN LOBEL
Marilyn Lobel Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: April 26, 2002

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel Communications, Inc.(3)

2.2	Agreement and Plan of Reorganization dated as of June 8, 1999, by and among the Company, Public Port Acquisition Corporation, and Public Port, Inc.(2)

2.3	Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition Corporation and FreeGate Corporation.(4)

2.4	Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 3, 2000.(5)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 17, 2000.(5)

2.6	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(6)

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