Form 10-Q
period 2002-06-30
TUT SYSTEMS INC
filed 2002-07-26
CIK 878436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of July 25, 2002, 16,482,334 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$37,144	$46,338
Short-term investments	—	3,029
Accounts receivable, net of allowance for doubtful accounts of $386 and $6,908 in 2002 and 2001, respectively	863	550
Inventories, net	5,100	11,839
Prepaid expenses and other	2,461	1,742

Total current assets	45,568	63,498
Property and equipment, net	6,717	8,171
Intangibles and other assets	5,949	7,323

Total assets	$58,234	$78,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377	$1,204
Accrued liabilities	9,149	9,856
Deferred revenue	830	954

Total current liabilities	10,356	12,014
Deferred revenue, net of current portion	164	553
Other liabilities	269	329

Total liabilities	10,789	12,896

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized, 16,482 and 16,411 shares issued and outstanding in 2002 and 2001, respectively	16	16
Additional paid-in capital	301,249	301,182
Deferred compensation	—	(17)
Notes receivable from stockholders	(22)	(96)
Accumulated other comprehensive loss	(134)	(78)
Accumulated deficit	(253,664)	(234,911)

Total stockholders’ equity	47,445	66,096

Total liabilities and stockholders’ equity	$58,234	$78,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product	$2,314	$2,494	$4,476	$7,144
License and royalty	200	228	396	465

Total revenues	2,514	2,722	4,872	7,609

Cost of goods sold:
Product	6,568	2,543	8,091	24,290

Total cost of goods sold	6,568	2,543	8,091	24,290

Gross (loss) margin	(4,054)	179	(3,219)	(16,681)

Operating expenses:
Sales and marketing	2,466	3,501	4,782	7,326
Research and development	3,499	4,092	6,786	8,774
General and administrative	1,245	2,918	3,203	6,154
Restructuring costs	—	2,092	—	2,092
In-process research and development	—	—	—	1,160
Impairment of intangible assets	—	—	—	2,692
Amortization of intangible assets	299	2,561	599	5,213
Noncash compensation expense	—	61	—	122

Total operating expenses	7,509	15,225	15,370	33,533

Loss from operations	(11,563)	(15,046)	(18,589)	(50,214)
Impairment of certain equity investments	(592)	—	(592)	—
Interest and other income, net	183	1,047	428	2,246

Net loss	$(11,972)	$(13,999)	$(18,753)	$(47,968)

Net loss per share, basic and diluted (Note 3)	$(0.73)	$(0.86)	$(1.14)	$(2.95)

Shares used in computing net loss per share, basic and diluted (Note 3)	16,455	16,316	16,431	16,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(18,753)	$(47,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	1,750	2,595
Provision (recovery) for doubtful accounts	(735)	686
Provision for excess and obsolete inventory and abandoned products	5,124	21,877
Write off of certain equity investments	592	—
Impairment of intangibles	—	2,692
Amortization of intangibles	599	5,213
Write-off of in-process research and development	—	1,160
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	422	3,768
Inventories	1,615	(8,507)
Prepaid expenses and other assets	(610)	2,683
Accounts payable and accrued liabilities	(1,594)	(23,459)
Deferred revenue	(513)	(651)

Net cash used in operating activities	(12,103)	(39,911)

Cash flows from investing activities:
Purchase of property and equipment	(296)	(930)
Purchase of short-term investments	—	(7,002)
Proceeds from maturities of short-term investments	3,105	42,133
Acquisition of businesses, net of cash acquired and purchased research and development	—	(169)

Net cash provided by investing activities	2,809	34,032

Cash flows from financing activities:
Proceeds from issuances of common stock, net	67	207
Repayment of note receivable	33	—

Net cash provided by financing activities	100	207

Net decrease in cash and cash equivalents	(9,194)	(5,672)
Cash and cash equivalents, beginning of period	46,338	47,307

Cash and cash equivalents, end of period	$37,144	$41,635

Noncash financing activities:
Common stock issued in connection with the ActiveTelco acquisition in 2001	$—	$2,944

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2002, the Company incurred a net loss of $18,753, and negative cash flows from operations of $12,103, and has an accumulated deficit of $253,664 at June 30, 2002. Management expects cash flow from operations to increase during the year. However, to the extent the Company’s business continues to be affected by poor economic conditions impacting the telecommunications industry, the Company will continue to require cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources if necessary to maintain reasonable operating levels. The Company cannot be assured that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2002 and December 31, 2001, its results of operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002. The balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002.

Concentrations

The Company operates in one business segment, designing, developing and marketing advanced communications products that enable high-speed data access in residential and commercial multi-tenant buildings. The market for high-speed data access products is characterized by rapid technological developments, frequent new product introductions, changes in end-user requirements and constantly evolving industry standards. The Company’s future success depends on its ability to develop, introduce and market enhancements to its existing products, to introduce new products in a timely manner that meet customer requirements and to respond effectively to competitive pressures and technological advances. Further, the emergence of new industry standards, whether formally adopted by official standards committees or informally adopted through widespread use of such standards by telephone companies or other service providers, could require the Company to redesign its products.

Currently, the Company relies on contract manufacturers and certain single source suppliers of materials for certain product components. As a result, should the Company’s current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

TUT SYSTEMS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

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

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 did not impact the Company’s financial statements. The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	2000	2002	2001	2000
Net loss—as reported	$(11,972)	$(13,999)	$(1,180)	$(18,753)	$(47,968)	$(5,416)
Adjustment:
Amortization of goodwill	—	1,879	1,298	—	3,740	1,865

Net loss—as adjusted	$(11,972)	$(12,120)	$118	$(18,753)	$(44,228)	$3,551

Net loss per share, basic and diluted—as reported	$(0.73)	$(0.86)	$(0.08)	$(1.14)	$(2.95)	$(0.39)

Net loss per share, basic and diluted—as adjusted	$(0.73)	$(0.74)	$0.01	$(1.14)	$(2.72)	$(0.26)

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

TUT SYSTEMS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

NOTE 3—NET LOSS PER SHARE:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options were not included in the computation of diluted net loss per share because the effect would be antidilutive.

The calculation of net loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss per share, basic and diluted:
Net loss	$(11,972)	$(13,999)	$(18,753)	$(47,968)

Net loss per share, basic and diluted	$(0.73)	$(0.86)	$(1.14)	$(2.95)

Shares used in computing net loss per share, basic and diluted	16,455	16,316	16,431	16,261

Antidilutive securities not included in net loss per share calculations	3,595	1,693	3,595	1,693

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, and unrealized gains and losses on other assets, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(11,972)	$(13,999)	$(18,753)	$(47,968)
Unrealized losses on other assets	(40)	(4)	(55)	(45)
Foreign currency translation adjustments	2	9	(1)	(15)

Net change in other comprehensive loss	(38)	5	(56)	(60)

Total comprehensive loss	$(12,010)	$(13,994)	$(18,809)	$(48,028)

TUT SYSTEMS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

NOTE 5—BALANCE SHEET COMPONENTS:

	June 30, 2002	December 31, 2001
Short-term investments:
US government agency notes	$—	$3,029

Inventories, net:
Finished goods	$41,760	$49,981
Raw materials	17,673	15,190

	59,433	65,171
Less: reserves	(54,333)	(53,332)

	$5,100	$11,839

Prepaid expenses and other:
Receivables from contract manufacturers	$211	$28
Prepaid expenses	2,250	1,714

	$2,461	$1,742

Property and equipment:
Computers and software	$6,543	$6,677
Leasehold improvements	4,004	4,437
Test equipment	3,687	3,624
Office equipment	1,399	1,395

	15,633	16,133
Less: accumulated depreciation	(8,916)	(7,962)

	$6,717	$8,171

Intangibles and other assets:
Completed technology and patents	$6,467	$6,467
Less: accumulated amortization	(2,814)	(2,215)

Net intangibles	3,653	4,252
Restricted cash	1,716	1,718
Other	580	1,353

	$5,949	$7,323

Accrued liabilities:
Provision for loss on purchase commitments	$4,421	$4,421
Bankruptcy preference item	1,500	1,500
Compensation	1,109	1,014
Sales tax	550	93
Professional services	523	846
Other	1,046	1,982

	$9,149	$9,856

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2006 and 2007. In connection with business combinations in 1999 and 2000, the Company assumed operating leases that expired in December 2001 and another that expires in August 2002.

TUT SYSTEMS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

The lease for the Pleasanton facility expires in April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,850. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $250, provided that the Company is not in default under the terms of the lease agreement. Pursuant to these terms, the Company’s letter of credit was reduced from $1,850 to $1,600 in the third quarter of 2001 and from $1,600 to $1,350 effective July 1, 2002. In the fourth quarter of 2001, the Company entered into a lease for engineering facilities in Bridgewater Township, New Jersey. Under the terms of this lease, the Company was required to issue a letter of credit in the amount of $116. These letters of credit are collateralized by restricted funds in the amount of $1,716, which are included in intangibles and other assets as of June 30, 2002.

Purchase commitments

The Company had noncancellable commitments to purchase finished goods inventory totaling $292 and $531 in aggregate at June 30, 2002 and December 31, 2001, respectively.

Royalty obligation

In February 1999, the Company paid one of its founders, a former employee of the Company, $2,500 as a lump sum payment for all its future royalty obligations for the rights, title and interests in two patents. These two patents give the Company exclusive control of the Balun technology required in the Company’s products. The Company is amortizing this royalty payment ratably over the five year period which began February 1999. This period represents the estimated life of the patented technology. As of June 30, 2002, the balance of this payment remaining to be amortized was $792. Amortization expense for the six months ended June 30, 2002 was approximately $250.

Contingencies

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against Tut Systems, Inc. and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about its business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. The hearing on the Motion to Dismiss is scheduled for August 2, 2002. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company’ssuppliers and alleges causes of action for breach of contract and for money on common counts. The complaint seeks damages in the amount of $10,469. The case is in the discovery stage, and no trial has yet been scheduled. The Company denies liability and intends to defend itself vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

TUT SYSTEMS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

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

NOTE 7—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
United States	$1,555	$1,409	$2,331	$3,327
International:
Denmark	—	—	4	524
Great Britain	230	95	481	422
Japan	251	1,066	912	3,079
Mexico	—	—	404	—
All other countries	478	152	740	257

	$2,514	$2,722	$4,872	$7,609

It is impracticable for the Company to compute product revenues by product type for the three and six months ended June 30, 2002 and 2001.

Two customers, COM21 and Ingram Micro, accounted for 19% and 12%, respectively, of the Company’s revenue for the three months ended June 30, 2002. No customer accounted for greater than 10% of the Company’s revenue for the six months ended June 30, 2002. Two customers, RIKEI Corporation and Tsunagu Network Communications, Inc., accounted for 22% and 10%, respectively, of the Company’s revenue for the three months ended June 30, 2001 and two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 17% and 17%, respectively, of the Company’s revenue for the six months ended June 30, 2001.

TUT SYSTEMS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

NOTE 8—PROVISION FOR INVENTORY:

The Company recorded a provision for inventory totaling $4,859 in the second quarter of 2002, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the second quarter of 2002. This revised projection was a result of continued decline in the telecommunications market. In accordance with the Company’s policy, declines in expected future revenue resulted in inventory levels for certain products in excess of demand in the foreseeable near term.

NOTE 9—IMPAIRMENT OF CERTAIN EQUITY INVESTMENTS:

The Company recorded a write off of an equity investment in a privately-held company totaling $592 during the second quarter of 2002. The value of this investment was impaired due to uncertainty associated with the on-going viability of this business in the current economic climate. As of June 30, 2002, the Company had no remaining investments in privately-held companies.

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

Overview

We design, develop, and market full-service access systems which enable service providers to deliver broadband services to single-family homes, referred to as neighborhood dwelling units, or NDUs, and to tenants residing in multi-tenant unit properties, or MTUs. Our systems use the existing copper telephone wiring found in neighborhoods and buildings to simultaneously deliver multiple broadband services such as interactive digital broadcast television, video-on-demand services, telecommuter data service, high-speed Internet access and high-quality voice services over a single pair of telephone-grade wires. Our target customers are broadband service providers that include telephony-based incumbent local exchange companies, or ILECs, such as the former Regional Bell Operating Companies, or RBOCs, and international Post, Telephone, and Telegraph companies, or PTTs, as well as regulated and unregulated competitive local exchange carriers, or CLECs, who deliver services over existing copper infrastructures.

We have incurred net operating losses to date and, as of June 30, 2002, had an accumulated deficit of $253.7 million. Our ability to generate income from operations in the future will be primarily dependent on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the NDU and MTU markets. In view of our limited history of product revenue from new markets, our reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from existing or new products, whether due to lack of market acceptance, competition, technological change, continued poor economic conditions affecting the telecommunications industry or otherwise, or our inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

During fiscal 2001 and in the first half of 2002, we have reduced the sales prices of some of our products to remain competitive and to reduce our relatively high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with additional cost reductions. Also, market developments, including the write down of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry, have put increased pressure on the sales prices of our existing inventories. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. We cannot assure you that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

Sales to customers outside of the United States accounted for 52.2% and 56.3% for the six months ended June 30, 2002 and 2001, respectively. On average, we expect international sales to represent approximately 50% of our revenue for the remainder of fiscal 2002. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been denominated in U.S. dollars.

We expect to continue to evaluate product line expansion and new product opportunities, engage in research, development and engineering activities and focus on cost-effective design of our products. Accordingly, we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses.

In February 2000, we acquired FreeGate Corporation (“FreeGate”) for approximately $25.5 million, consisting of 510,931 shares of our common stock, 19,707 options to acquire shares of our common stock, and acquisition related expenses consisting primarily of investment advisory, legal and other professional service fees and other assumed liabilities. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of Internet Protocol, or IP, routing, firewall security, network address translation, secure remote access via virtual private networking, or VPN networking, and email and web servers on a compact, PC-based platform.

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

In September 2001, we acquired certain assets, including some intellectual property rights, from ViaGate Technologies, Inc. (“ViaGate”) for approximately $0.6 million in cash. This transaction was treated as a purchase of assets for accounting purposes. The acquired patents and technology of ViaGate provide a highly scalable, carrier-class, full service gateway built on standards-based asynchronous transfer mode, or ATM, IP, and very high speed digital subscriber line, or VDSL technology.

While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products. As a result, we took a write down of $2.7 million for abandonment of the related completed technology and patents in the first quarter of 2001. During our impairment review for the third quarter of 2001, we evaluated the present value of future expected cash flows to determine the fair value of our long-lived assets. This evaluation resulted in a write down of $29.9 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected future cash flows include a continued decline in the telecommunications industry and the indefinite postponement of capital expenditures, especially within the hospitality industry. As of June 30, 2002, our net intangible assets remaining to be amortized were $3.7 million, comprised entirely of completed technology and patents related to the acquisitions of the ViaGate assets and Xstreamis.

In fiscal 2001, we reduced our total workforce by approximately 50% to control overall operating expenses in response to recent declines and expected slower growth in our sales and we also implemented plans to close several of our satellite offices. We incurred restructuring charges of $2.3 million related to this restructuring.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	261.3	93.4	166.1	319.2

Gross (loss) margin	(161.3)	6.6	(66.1)	(219.2)

Operating expenses:
Sales and marketing	98.1	128.6	98.2	96.3
Research and development	139.2	150.3	139.3	115.3
General administrative	49.5	107.2	65.7	80.9
Restructuring costs	—	76.9	—	27.5
In-process research and development	—	—	—	15.2
Impairment of intangibles	—	—	—	35.4
Amortization of intangibles	11.9	94.1	12.3	68.5
Noncash compensation expense	—	2.2	—	1.6

Total operating expenses	298.7	559.3	315.5	440.7

Loss from operations	(460.0)	(552.7)	(381.6)	(659.9)
Impairment of certain equity investments	(23.5)	—	(12.2)	—
Interest and other income, net	7.3	38.4	8.8	29.5

Net loss	(476.2)%	(514.3)%	(385.0)%	(630.4)%

Three and Six Months Ended June 30, 2002 and 2001

Revenue.    We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and from the sale of software products. Our total revenue decreased to $2.5 million and $4.9 million for the three and six months ended June 30, 2002, respectively, from $2.7 million and $7.6 million for the three and six months ended June 30, 2001, respectively. Using a year-over-year comparison, the decreases for the three and six month periods ending June 30, 2002 compared to the same periods in 2001 of $0.2 million or 7.6% and $2.7 million or 36.0%, respectively, were primarily due to decreased sales of our Expresso MDU products. As a result of a general downturn in the telecommunications market, our revenue growth further slowed due to an increase in the number of customers and potential customers, particularly within the hospitality industry, that indefinitely postponed capital expenditures after the events surrounding September 11, 2001.

License and royalty revenue was $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2001, respectively. We did not enter into any new license or royalty agreements during the first half of 2002 or 2001.

Cost of Goods Sold/Gross (Loss) Margin

The following table sets forth items regarding our cost of goods sold, provisions and margins for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)
Total revenues	$2,514	$2,722	$4,872	$7,609
Total cost of goods sold	6,568	2,543	8,091	24,290

Gross (loss) margin	$(4,054)	$179	$(3,219)	$(16,681)

Gross (loss) margin as a percentage of revenue	(161.3)%	6.6%	(66.1)%	(219.2)%
Detail of gross margin before certain provisions
Total cost of goods sold	$6,568	$2,543	$8,091	$24,290
Less:
Provision for excess and obsolete inventory	(4,859)	—	(4,859)	(18,500)

Total cost of goods sold excluding provisions for excess and obsolete inventory	1,709	2,543	3,232	5,790

Gross margin before the provision for excess and obsolete inventory	$805	$179	$1,640	$1,819

Gross margin before the provision for excess and obsolete inventory as a percentage of revenue	32.0%	6.6%	33.7%	23.9%

Cost of goods sold consists of raw materials, contract manufacturing costs, personnel costs, costs associated with test and quality assurance for products, and the cost of licensed technology included in the products. Excluding the reserves for excess and obsolete inventory of $4.9 million taken in the second quarter of 2002 and $18.5 million taken in the first quarter of 2001, our cost of goods sold decreased to $1.7 million and $3.2 million for the three and six months ended June 30, 2002, respectively, from $2.5 million and $5.8 million for the three and six months ended June 30, 2001, respectively. The decreases for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 of $0.8 million or 32.8% and $2.6 million or 44.2%, respectively, were primarily due to decreased sales of our Expresso MDU products. The decrease was also due to cash collected of $163 on the sale of component inventory previously fully reserved.

Gross margin before the provisions for excess and obsolete inventory as a percentage of revenue, increased to 32.0% and 33.7% of revenue for the three and six months ended June 30, 2002, respectively, from 6.6% and 23.9% of revenue for the three and six months ended June 30, 2001, respectively. The increases for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 of 25.4% and 9.8% were due primarily to the sale of raw materials previously reserved for through loss on purchase commitments and recognition of revenue on shipments of inventory previously fully reserved. These were offset by sales price reductions on some of our Expresso MDU products in response to competitive pricing pressures.

During the first quarter of 2001, we recorded a reserve for excess and obsolete inventory of $18.5 million. This reserve primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future as of the first quarter of 2001. Market developments over the past year, including the write down of significant amounts of inventory by competitors, the proliferation of products resold as a result of bankruptcies within the industry, continued slowdown in the telecommunications market and more recently, the indefinite postponement of capital expenditures, especially within the hospitality industry, have contributed to substantial uncertainties related to the value of these inventories. During the first and second quarter of 2001, we also recorded additional reserves of $0.2 million and $3.2 million, respectively, for excess and obsolete inventory as a part of our normal business operations and product inventory assessments. All of these inventory adjustments were included in cost of goods sold resulting in an overall gross margin of 6.6% for the three months ended June 30, 2001 and an overall negative gross margin of 219.2% for the six months ended June 30, 2001.

During the second quarter of 2002, we recorded a reserve for excess inventory of $4.9 million. This reserve primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future as of the second quarter of 2002. During the first quarter of 2002, we recorded additional reserves of $0.2 million for excess and obsolete inventory as a part of our normal business operations and product inventory assessments. All of these inventory adjustments were included in cost of goods sold resulting in an overall negative gross margin of 161.3% and 66.1% for the three and six months ended June 30, 2002, respectively.

Sales and Marketing.    Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions and outside services. Our sales and marketing expenses decreased to $2.5 million and $4.8 million for the three and six months ended June 30, 2002, respectively, from $3.5 million and $7.3 million for the three and six months ended June 30, 2001, respectively. The decreases for the three and six months ended June 30, 2002 when compared to the same periods in 2001 of $1.0 million or 29.6% and $2.5 million or 34.7%, respectively, were primarily due to a reduction in our marketing programs in order to reduce our costs in light of the difficult market conditions and, to a lesser degree, to align our sales commission expense with lower revenue in the first half of 2002.

Research and Development.    Research and development expense consists primarily of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses decreased to $3.5 million and $6.8 million for the three and six months ended June 30, 2002, respectively, from $4.1 million and $8.8 million for the three and six months ended June 30, 2001, respectively. The decreases for the three and six months ended June 30, 2002 when compared to the same periods in 2001 of $0.6 million or 14.5% and $2.0 million or 22.7%, respectively, were primarily a result of our workforce reductions in 2001 and our continued focus on cost saving measures, including the reduction, postponement or abandonment of research and development efforts on certain of our product lines. We expect research and development activities to represent a significant percentage of our overall fixed operating expenses during the remainder of fiscal 2002.

General and Administrative.    General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expenses decreased to $1.2 million and $3.2 million for the three and six months ended June 30, 2002, respectively, from $2.9 million and $6.2 million for the three and six months ended June 30, 2001, respectively. These decreases for the three and six months ended June 30, 2002 when compared to the same periods in 2001 of $1.7 million or 57.3% and $3.0 million or 48.0%, respectively, were primarily a result of bad debt recovery of $0.7 million, our workforce reductions in the second half of 2001 and the first half of 2002 and our continued focus on cost saving measures. We anticipate that general and administrative expenses will continue to fluctuate during the remainder of fiscal 2002.

Restructuring Costs.    In April 2001, we announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain of our fixed assets. As a result of this restructuring program, we recorded restructuring costs of $2.1 million for the three and six months ended June 30, 2001. These restructuring costs were comprised of $1.2 million in workforce reduction charges relating primarily to severance and fringe benefits, $0.8 million relating to closure of excess facilities and $0.1 million in other fixed assets retired as a result of the workforce reductions. There were no such expenses incurred in the three and six month periods ended June 30, 2002.

In-Process Research and Development.    The amount expensed as in-process research and development was $1.2 million for the six months ended June 30, 2001 and was related to in-process research and development purchased from ActiveTelco during the first quarter of 2001. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the cost to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. There was no such expense during the first half of 2002.

Impairment of Intangibles.    In the first quarter of 2001, we recorded a $2.7 million impairment charge to write off the completed technology and patents of FreeGate. This resulted from our decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products. There was no such charge for the three or six months ended June 30, 2002.

Amortization of Intangibles.    For the three and six months ended June 30, 2001, amortization of intangibles was comprised of the amortization of intangible assets related to the purchase acquisitions of Vintel in fiscal 1999, FreeGate, OneWorld assets and Xstreamis in fiscal 2000, and ActiveTelco in the first quarter of 2001. These intangible assets consisted primarily of assembled workforce, completed technology and patents, and goodwill, and all were amortized over their estimated useful lives of three, five and five years, respectively. For the three and six months ended June 30, 2002, amortization of intangibles was comprised entirely of completed technology and patents related to the acquisitions of Xstreamis and the ViaGate assets and are amortized over their estimated useful lives of five years. Amortization of intangibles decreased to $0.3 million and $0.6 million for the three and six months ended June 30, 2002, respectively, from $2.6 million and $5.2 million for the three and six months ended June 30, 2001, respectively. The decreases for the three and six months ended June 30, 2002 when compared to the same periods in 2001 of $2.3 million or 88.3% and $4.6 million or 88.5%, respectively, were primarily due to our recording of an impairment of these intangibles totaling $32.6 million during fiscal 2001. As of June 30, 2002, intangible assets totaling $3.7 million, which consist entirely of completed technology and patents, remain to be amortized.

Noncash Compensation Expense.    Noncash compensation expense for the three and six months ended June 30, 2001 consisted of the recognition of expense related to certain employee stock option grants based on the difference between the deemed fair value of our common stock and the stock option exercise price at the date of grant. Our noncash compensation expense was $0.06 million and $0.1 million for the three and six months ended June 30, 2001, respectively. There was no such expense during the three and six months ended June 30, 2002.

Impairment of Certain Equity Investments.    Impairment of certain equity investments for the three and six months ended June 30, 2002 consisted of the recognition of expense related to the write off of $0.6 million invested in a privately-held company. The value of this investment was impaired due to uncertainty associated with the on-going viability of this business in the current economic climate. There was no such impairment of our equity investments for the three and six months ended June 30, 2001. As of June 30, 2002, we had no remaining investments in privately-held companies.

Interest and Other Income, Net.    Interest and other income, net consisted primarily of interest income on our cash, investments and notes receivable balances. Our interest and other income, net decreased to $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively, from $1.0 million and $2.2 million for the three and six months ended June 30, 2001, respectively. The decreases for the three and six months ended June 30, 2002 when compared to the same periods in 2001 of $0.9 million or 82.5% and $1.8 million or 80.9%, respectively, were primarily due to lower interest rates on lower average cash balances.

Liquidity and Capital Resources

Historically, our principal source of liquidity has been obtained through equity funding. From our inception through January 1999, we have financed our operations primarily through the sale of preferred equity securities for an aggregate of $46.2 million net of offering costs. In January 1999, we completed our initial public offering and issued 2,875,000 shares of our common stock at a price of $18.00 per share. From that January 1999 offering, we received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. We also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share. In March 2000, we completed our secondary offering and issued 2,500,000 shares of our common stock at a price of $60.00 per share and we received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs, from that offering. In the future, we cannot be certain that similar equity funding will be available to us. If we are unable to obtain additional equity financing on terms acceptable to us, our business, operating results and financial condition could be negatively impacted.

Cash and cash equivalents totaled $37.1 million at June 30, 2002, a decrease of $12.2 million or 24.8% from cash, cash equivalents and short-term investments of $49.4 million at December 31, 2001.

The net decrease in cash and cash equivalents of $9.2 million during the six months ended June 30, 2002 resulted primarily from our use of $12.1 million for operating activities and the purchase of property and equipment of $0.3 million, offset by maturities of short-term investments of $3.1 million and $0.1 million in proceeds from the issuance of common stock related to purchases of stock through our stock purchase plan.

The net decrease in cash and cash equivalents of $5.7 million during the six months ended June 30, 2001 resulted primarily from our use of $39.9 million for operating activities, purchases of short-term investments of $7.0 million, $0.9 million for the purchase of property and equipment and $0.2 million in acquisition costs for ActiveTelco. The decrease was offset by maturities of short-term investments of $42.1 million and $0.2 million in proceeds from the issuance of common stock related to stock options and purchases of stock through our stock purchase plan.

In future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of completing a substantial portion of payments for purchase commitments for inventory and a general decrease in our operational costs due to our recent workforce reductions.

We have entered into certain contractual obligations and other purchase commitments that could result in cash outflows. In the first quarter of 2000, we entered into a lease for administrative and engineering facilities in Pleasanton, California. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.9 million. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $0.3 million, provided that we are not in default under the terms of the lease agreement. Pursuant to these terms, our letter of credit was reduced from $1.9 million to $1.6 million in the third quarter of 2001 and was reduced to $1.4 million effective July 1, 2002. In the fourth quarter of 2001, we entered into a lease for engineering facilities in Bridgewater Township, New Jersey. Under the terms of the lease, we were required to issue a letter of credit in the amount of $0.1 million. These letters of credit are collateralized by restricted funds in the amount of $1.7 million, which are included in intangibles and other assets as of June 30, 2002.

At June 30, 2002, the remaining accrual for purchase commitments of raw material components was $4.4 million. At this time, we are involved in litigation related to certain of these commitments. As discussed in Note 6 of our Condensed Consolidated Financial Statements, the outcome of this litigation is uncertain at this time.

The following summarizes our contractual obligations at June 30, 2002, and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

Our future minimum lease payments under operating leases at June 30, 2002 are as follows:

Year	(in millions)
The remainder of 2002	$1.2
2003	2.0
2004	1.9
2005	1.9
2006	1.9
Thereafter	0.9

$9.8

To the extent that our business continues to be affected by the poor economic conditions impacting the telecommunications industry, we will continue to require cash to fund our operations, reducing our liquidity. We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. We expect cash flow from operations to increase during the year, and we will seek additional funding for operations from alternative debt and equity sources if necessary to maintain reasonable operating levels. However, we cannot assure you that such funding efforts will be successful. Failure to generate positive cash flow in the future could harm our business, financial condition and results of operations.

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

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. We incurred a net loss of $18.8 million for the six months ended June 30, 2002 and a net loss of $104.3 million for the year ended December 31, 2001. As of June 30, 2002, we had an accumulated deficit of $253.7 million. We expect that we will continue to incur losses for the remainder of fiscal year 2002.

We may never achieve profitability and, if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun and LongRun technology, IntelliPOP products and software products. During fiscal 2001, we reduced our workforce in an effort to decrease certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. However, we may not be able to generate a sufficient level of revenue to offset the current level of expenditures. Additionally, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to do the following:

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

The continued poor economic conditions in the world economy, which became particularly acute after the events surrounding September 11, 2001, and the continued industry-wide downturn in the telecommunications market have affected, and may continue to affect, our sales in the future. As a result, we may experience a material adverse impact on our business, operating results and financial condition. Comparatively lower sales have resulted in operating expenses increasing as a percentage of revenue for the six months ended June 30, 2002 and the year ended December 31, 2001 compared to the years ended December 31, 2000 and 1999. Although we took actions throughout 2001 to create revenue opportunities and reduce operating expenses, a prolonged continuation or worsening of sales trends that we faced in 2001 may force us to take additional actions and charges in order to reduce our operating expenses. If we are unable to reduce operating expenses at a rate and level consistent with future adverse sales trends or if we incur significant special charges associated with such expense reductions that are disproportionate to sales, our business, operating results and financial condition could be negatively impacted.

We depend on a limited number of large customers for a substantial portion of our revenue during any given period, and the loss of a key customer or loss or delay of a key order could substantially reduce our revenue in a given period.

We derive a significant portion of our revenue in each period from a limited number of customers. Two customers, COM21 and Ingram Micro accounted for 19% and 12%, respectively, of our revenue for the three months ended June 30, 2002. No customer accounted for greater than 10% of our revenue for the six months ended June 30, 2002. Two customers, RIKEI Corporation and Tsunagu Network Communications, Inc., accounted for 22% and 10%, respectively, of our revenue for the three months ended June 30, 2001 and two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 17% and 17%, respectively, of our revenue for the six months ended June 30, 2001. Many of our past customers have limited or, in some cases, no access to capital and are experiencing significant financial difficulties, including bankruptcy. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. In addition, our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and more established competitors. If sales to our largest customers decrease materially below current levels or if we are unable to establish a new base of customers, such decreases or failures could materially and adversely affect our business, results of operations and financial condition.

We are currently engaged in multiple securities class action lawsuits and a lawsuit with one of our suppliers, any of which, if it results in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. The hearing on the Motion to Dismiss is scheduled for August 2, 2002. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against us. The complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint seeks damages in the amount of $10.5 million. The case is in the discovery stage, and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and our March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the 1933 Act and under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended, and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for our initial public offering and secondary offering. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

We must devote a substantial amount of human and capital resources in order to maintain commercial acceptance of our Expresso products and IntelliPOP products and to expand offerings of these products in the multi-dwelling unit, or MDU, and the multi-tenant commercial unit, or MCU, markets and to penetrate further these markets. Historically, the majority of our Expresso products has been sold into the MDU market. Our future success depends on our ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end-users about the benefits of our Fast Copper and Signature Switch technologies, our LongRun and IntelliPOP products, and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end-users. If our IntelliPOP or our Expresso products do not achieve or maintain broad commercial acceptance within the MDU market, MCU market, or in any other markets we may enter, our business, financial condition and results of operations could be materially and adversely affected.

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

Sales to customers outside of the United States accounted for approximately 52.2%, and 56.3% of revenue for the six months ended June 30, 2002 and 2001, respectively. There are a number of risks arising from our international business, including, but not limited to:

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

Due to increased volatility in equity markets and tightening of lending in the credit markets, we believe that we are exposed to a greater risk that customers will alter their payment practices to conserve capital. These changes may lead to increases in our outstanding accounts receivable as a percentage of revenue, extended payback periods and increased risk of default. During the latter part of the fourth quarter of 2000, several key customers experienced a rapid deterioration in their ability to obtain additional capital to fund their businesses. As a result, these customers declared their inability to make timely payments on their accounts and have not been able to demonstrate the ability to pay their existing account balances with us since that time. During fiscal 2001, a significant number of these customers commenced bankruptcy proceedings. We factor these increased risks of non-payment into our assessment of our customers’ ability to pay, and these considerations will likely result in longer revenue deferrals than we have previously experienced. We also believe that certain of our customers will alter their plans to deploy products to meet the constraints imposed on them by changes in the capital markets. If we are not able to increase sales in other customer segments, or if our sales are otherwise delayed, our sales growth patterns may become increasingly volatile. This would increase the risk that our sales would decline in any particular quarter and could harm our business, operating results and financial condition.

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

Our industry is characterized by rapid technological change and we must continually introduce new products that achieve broad market acceptance in order to remain competitive.

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

We depend on the performance of Salvatore D’Auria, our President, Chief Executive Officer, Chairman of the Board, Chief Financial Officer and Secretary, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

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

At the closing of the Nasdaq National Market on July 25, 2002, the minimum bid price of a share of our common stock was $1.00. Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. Since the second quarter of 2001, the minimum closing bid price of our common stock has dropped below $1.00 per share on a number of occasions, and we cannot assure you that it will not do so again in the future. The delisting of our common stock as well as the threat of delisting of our common stock may negatively impact the value of our shares because shares that trade on the over-the-counter market, rather than the Nasdaq National Market, are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2002, we had 16,482,334 shares outstanding. Of these shares, 16,478,622 shares of our common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest sensitive financial instruments at June 30, 2002.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. The hearing on the Motion to Dismiss is scheduled for August 2, 2002. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against us. The complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint seeks damages in the amount of $10.5 million. The case is in the discovery stage, and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and our March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended, and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for our initial public offering and secondary offering. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 15, 2002 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on two matters: (i) the election of one Class I director for a term of three years expiring in 2005, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. The stockholders elected management’s nominee as the Class I director in an uncontested election and ratified the appointment of the independent auditors by the following votes, respectively:

(i)  Election of the Class I director for a term expiring in 2005:

	Votes For	Votes Withheld
Clifford H. Higgerson	14,339,058	83,465

The Company’s Board of Directors is currently comprised of five members who are divided into three classes with overlapping three-year terms.

(ii)  Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:

Votes For	Votes Against	Votes Abstained
14,361,469	37,565	23,849

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

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(1)

4.1	Specimen Common Stock Certificate.(1)

10.25	Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(8)

10.26	Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(8)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(6)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(7)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)  Reports on Form 8-K.

The Company did not file any reports on Forms 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUT SYSTEMS, INC.

By:	/s/ SALVATORE D’AURIA
Salvatore D’Auria Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive, Financial and Accounting Officer and Duly Authorized Officer)

Date:  July 26, 2002

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