Form 10-Q
period 2002-09-30
TUT SYSTEMS INC
filed 2002-10-31
CIK 878436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 000-25291

TUT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2958543 (I.R.S. Employer Identification No.)

5964 W. Las Positas Blvd., Pleasanton, California (Address of principal executive offices)	94588-8540 (Zip Code)

Registrant’s telephone number, including area code: (925) 490-3900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

As of October 30, 2002, 16,482,428 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$32,616	$46,338
Short-term investments	—	3,029
Accounts receivable, net of allowance for doubtful accounts of $86 and $6,908 in 2002 and 2001, respectively	995	550
Inventories, net	4,175	11,839
Prepaid expenses and other	1,370	1,742

Total current assets	39,156	63,498
Property and equipment, net	5,931	8,171
Intangibles and other assets	5,257	7,323

Total assets	$50,344	$78,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$1,204
Accrued liabilities	7,180	9,856
Deferred revenue	712	954

Total current liabilities	8,393	12,014
Deferred revenue, net of current portion	82	553
Other liabilities	281	329

Total liabilities	8,756	12,896

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized, 16,482 and 16,411 shares issued and outstanding in 2002 and 2001, respectively	16	16
Additional paid-in capital	301,249	301,182
Deferred compensation	—	(17)
Notes receivable from stockholders	—	(96)
Accumulated other comprehensive loss	(145)	(78)
Accumulated deficit	(259,532)	(234,911)

Total stockholders’ equity	41,588	66,096

Total liabilities and stockholders’ equity	$50,344	$78,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product	$1,840	$3,753	$6,317	$10,897
License and royalty	195	214	590	679

Total revenues	2,035	3,967	6,907	11,576

Cost of goods sold:
Product	1,249	14,615	9,340	38,905

Total cost of goods sold	1,249	14,615	9,340	38,905

Gross (loss) margin	786	(10,648)	(2,433)	(27,329)

Operating expenses:
Sales and marketing	1,830	2,767	6,612	10,093
Research and development	3,172	3,028	9,959	11,802
General and administrative	642	1,616	3,844	7,770
Restructuring costs	870	—	870	2,092
In-process research and development	—	—	—	1,160
Impairment of intangible assets	—	29,859	—	32,551
Amortization of intangible assets	300	2,561	899	7,774
Noncash compensation expense	—	60	—	182

Total operating expenses	6,814	39,891	22,184	73,424

Loss from operations	(6,028)	(50,539)	(24,617)	(100,753)
Impairment of certain equity investments	—	—	(592)	—
Interest and other income, net	161	707	588	2,953

Net loss	$(5,867)	$(49,832)	$(24,621)	$(97,800)

Net loss per share, basic and diluted (Note 3)	$(0.36)	$(3.05)	$(1.50)	$(6.01)

Shares used in computing net loss per share, basic and diluted (Note 3)	16,482	16,353	16,451	16,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(24,621)	$(97,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	2,599	2,549
Provision (recovery) for doubtful accounts	(2,035)	761
Provision for excess and obsolete inventory and abandoned products	5,182	33,302
Write-off of certain equity investments	592	—
Impairment of intangibles	—	32,551
Amortization of intangibles	899	8,741
Write-off of in-process research and development	—	1,160
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,590	2,804
Inventories	2,482	(7,823)
Prepaid expenses and other assets	852	4,137
Accounts payable and accrued liabilities	(3,427)	(23,983)
Deferred revenue	(713)	(567)

Net cash used in operating activities	(16,600)	(44,168)

Cash flows from investing activities:
Purchase of property and equipment	(331)	(1,049)
Purchase of short-term investments	—	(7,002)
Purchase of other assets	—	(1,186)
Proceeds from maturities of short-term investments	3,105	47,285
Acquisition of businesses, net of cash acquired and purchased research and development	—	(169)

Net cash provided by investing activities	2,774	37,879

Cash flows from financing activities:
Proceeds from issuances of common stock, net	67	216
Repayment of note receivable	37	—

Net cash provided by financing activities	104	216

Net decrease in cash and cash equivalents	(13,722)	(6,073)
Cash and cash equivalents, beginning of period	46,338	47,307

Cash and cash equivalents, end of period	$32,616	$41,234

Noncash financing activities:
Common stock issued in connection with the ActiveTelco acquisition in 2001	$—	$2,944

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the nine months ended September 30, 2002, the Company incurred a net loss of $24,621, and negative cash flows from operations of $16,600, and has an accumulated deficit of $259,532 at September 30, 2002. Management expects the amount of cash used to fund operations to decrease during the year. However, to the extent the Company’s business continues to be affected by poor economic conditions impacting the telecommunications industry, the Company will continue to require cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources if necessary to maintain reasonable operating levels. The Company cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2002 and December 31, 2001, their results of operations for the three and nine months ended September 30, 2002 and 2001 and their cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002. The balance sheet as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002.

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

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 did not impact the Company’s financial statements. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2000, 2001 and 2002:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	2000	2002	2001	2000
Net loss—as reported	$(5,867)	$(49,832)	$(611)	$(24,621)	$(97,800)	$(6,027)
Adjustment:
Amortization of goodwill	—	1,878	1,715	—	5,618	3,580

Net loss—as adjusted	$(5,867)	$(47,954)	$1,104	$(24,621)	$(92,182)	$(2,447)

Net loss per share, basic and diluted—as reported	$(0.36)	$(3.05)	$(0.04)	$(1.50)	$(6.01)	$(0.42)

Net loss per share, basic—as adjusted	$(0.36)	$(2.93)	$0.07	$(1.50)	$(5.66)	$(0.17)

Net loss per share, diluted—as adjusted	$(0.36)	$(2.93)	$0.06	$(1.50)	$(5.66)	$(0.17)

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

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

The calculation of net loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss per share, basic and diluted:
Net loss	$(5,867)	$(49,832)	$(24,621)	$(97,800)

Net loss per share, basic and diluted	$(0.36)	$(3.05)	$(1.50)	$(6.01)

Shares used in computing net loss per share, basic and diluted	16,482	16,353	16,451	16,286

Antidilutive securities not included in net loss per share calculations	2,811	1,975	2,811	1,975

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on other assets, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(5,867)	$(49,832)	$(24,621)	$(97,800)
Unrealized losses on other assets	(7)	(77)	(62)	(122)
Foreign currency translation adjustments	(4)	(4)	(5)	(19)

Net change in other comprehensive loss	(11)	(81)	(67)	(141)

Total comprehensive loss	$(5,878)	$(49,913)	$(24,688)	$(97,941)

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

NOTE 5—BALANCE SHEET COMPONENTS:

	September 30,	December 31,
	2002	2001
Short-term investments:
US government agency notes	$—	$3,029

Inventories, net:
Finished goods	$264	$872
Raw materials	3,911	10,967

	$4,175	$11,839

Prepaid expenses and other:
Receivables from contract manufacturers	$41	$28
Prepaid expenses	1,329	1,714

	$1,370	$1,742

Property and equipment:
Computers and software	$6,568	$6,677
Leasehold improvements	4,004	4,437
Test equipment	3,690	3,624
Office equipment	1,395	1,395

	15,657	16,133
Less: accumulated depreciation	(9,726)	(7,962)

	$5,931	$8,171

Intangibles and other assets:
Completed technology and patents	$6,467	$6,467
Less: accumulated amortization	(3,114)	(2,215)

Net intangibles	3,353	4,252
Restricted cash	1,466	1,718
Other	438	1,353

	$5,257	$7,323

Accrued liabilities:
Provision for loss on purchase commitments	$4,421	$4,421
Bankruptcy preference item	—	1,500
Compensation	560	1,014
Sales tax	441	93
Professional services	938	846
Restructuring accrual	272	402
Warranty reserve	200	326
Other	348	1,254

	$7,180	$9,856

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2006 and 2007. In connection with business combinations in 1999 and 2000, the Company assumed operating leases that expired in December 2001 and another that expired in August 2002.

The lease for the Pleasanton facility expires in April 2007, with an option to renew for five years. Under the terms of the lease agreement, the Company was required to issue a letter of credit in the amount of $1,850. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $250, provided that the Company is not in default under the terms of the lease agreement. Pursuant to these terms, the Company’s letter of credit was reduced from $1,850 to $1,600 in the third quarter of 2001 and from $1,600 to $1,350 effective July 1, 2002. See also Note 11—Subsequent Events.

In the fourth quarter of 2001, the Company entered into a lease for engineering facilities in Bridgewater Township, New Jersey. Under the terms of this lease, the Company was required to issue a letter of credit in the amount of $116. See also Note 10—Restructuring Costs.

These two letters of credit are collateralized by restricted funds in the amount of $1,466, which are included in intangibles and other assets as of September 30, 2002.

Purchase commitments

The Company had noncancellable commitments to purchase finished goods inventory totaling $225 and $531 in aggregate at September 30, 2002 and December 31, 2001, respectively.

Royalty obligation

In February 1999, the Company paid one of its founders, a former employee of the Company, $2,500 as a lump sum payment for all its future royalty obligations for the rights, title and interests in two patents. These two patents give the Company exclusive control of the Balun technology required in the Company’s products. The Company is amortizing this royalty payment ratably over the five year period which began February 1999. This period represents the estimated life of the patented technology. As of September 30, 2002, the balance of this payment remaining to be amortized was $667. Amortization expense for the nine months ended September 30, 2002 was approximately $375.

Contingencies

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against Tut Systems, Inc. and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about its business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants have not responded to that complaint. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company’s suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint seeks damages in the amount of $10,469. The case is in the discovery stage, and no trial has yet been scheduled. The Company denies liability and intends to defend itself vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, or financial condition.

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

NOTE 7—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment because there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States	$1,283	$1,512	$3,614	$4,839
International:
Denmark	—	28	16	552
Great Britain	267	146	748	568
Japan	357	1,758	1,269	4,838
Mexico	—	—	404	—
All other countries	128	523	856	779

	$2,035	$3,967	$6,907	$11,576

It is impracticable for the Company to compute product revenues by product type for the three and nine months ended September 30, 2002 and 2001.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

Three customers, Ingram Micro, BTN Internetworking, and Kanematsu Computer System Ltd. accounted for 19%, 13% and 12%, respectively, of the Company’s revenue for the three months ended September 30, 2002. Two customers, Ingram Micro and BTN Internetworking, accounted for 12% and 10%, respectively, of the Company’s revenue for the nine months ended September 30, 2002. Two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 28% and 15%, respectively, of the Company’s revenue for the three months ended September 30, 2001 and for 21% and 16%, respectively, of the Company’s revenue for the nine months ended September 30, 2001.

NOTE 8—PROVISION FOR INVENTORY:

The Company recorded a provision for inventory totaling $4,859 in the second quarter of 2002, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the second quarter of 2002. This revised projection was a result of continued decline in the telecommunications market. In accordance with the Company’s policy, declines in expected future revenue resulted in inventory levels for certain products in excess of demand in the foreseeable near term. There was no such provision in the third quarter of 2002.

NOTE 9—IMPAIRMENT OF CERTAIN EQUITY INVESTMENTS:

The Company recorded a write off of an equity investment in a privately-held company totaling $592 during the second quarter of 2002. The value of this investment was impaired due to uncertainty associated with the on-going viability of this business in the current economic climate. As of September 30, 2002, the Company had no remaining investments in privately-held companies.

NOTE 10—RESTRUCTURING COSTS:

In August 2002, the Company announced a restructuring program that included a workforce reduction, closure of its Bridgewater Township, New Jersey research and development facility and disposal of certain of its fixed assets located in New Jersey. As a result of this restructuring program, the Company recorded restructuring costs of $870. The workforce reduction was approximately 39% of the Company’s employees, resulting in severance and outplacement expenses of approximately $531. The costs to close the New Jersey facility totaled $339. As of September 30, 2002, the Company had paid for all of the expenses and had a remaining accrual of $272, which was paid in October 2002, related to the termination of the New Jersey facility lease.

NOTE 11—SUBSEQUENT EVENTS:

Acquisition

On October 28, 2002, the Company announced it signed a definitive agreement with Tektronix, Inc. (“Tektronix”) to acquire VideoTele.com, Inc., (“VideoTele.com”), a subsidiary of Tektronix. The merger is expected to close in November 2002. Under the terms of the agreement, Tektronix will receive 19.9% of the Company’s common stock and a five-year note as total consideration for VideoTele.com. The total transaction value is estimated to be approximately $7,000. The transaction will be treated as a purchase for accounting purposes. VideoTele.com offers digital headend solutions enabling home entertainment delivery via the broadband Internet.

Lease obligations

The Company is currently in default on its lease payments for its Pleasanton facility and is currently in negotiations with the landlord to terminate this lease, which expires in June 2007. This negotiation is on-going and the Company anticipates reaching a settlement to terminate this lease in the fourth quarter of 2002. The Company has offered $3,000 as settlement and is currently awaiting a response from the landlord. The $3,000 cash offer to settle would include forfeiture of the $1,350 letter of credit that is collateralized by restricted funds of $1,350, which are included in intangibles and other assets as of September 30, 2002. Upon successful termination of this lease, the Company would also abandon approximately $2,500 in leasehold improvements and networking equipment.

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

Overview

We design, develop and market full-service access systems that enable service providers to deliver broadband services to single-family homes, referred to as neighborhood dwelling units, or NDUs, and to tenants residing in multi-tenant unit properties, or MTUs. Our systems use the existing copper telephone wiring found in neighborhoods and buildings to simultaneously deliver multiple broadband services such as interactive digital broadcast television, video-on-demand services, telecommuter data service, high-speed Internet access and high-quality voice services over a single pair of telephone-grade wires. Our target customers are broadband service providers that include telephony-based incumbent local exchange companies, or ILECs, such as the former Regional Bell Operating Companies, and international Post, Telephone, and Telegraph companies, or PTTs, as well as regulated and unregulated competitive local exchange carriers, or CLECs, who deliver services over existing copper infrastructures.

We have incurred net operating losses to date and, as of September 30, 2002, had an accumulated deficit of $259.5 million. Our ability to generate income from operations in the future will primarily depend on increases in sales volume, reductions in manufacturing costs and the growth of high-speed data access solutions in the NDU and MTU markets. In view of our limited history of product revenue from new markets, our reliance on growth in deployment of high-speed data access solutions and the unpredictability of orders and subsequent revenue, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Failure to generate significant revenue from existing or new products, whether due to lack of market acceptance, competition, technological change, continued poor economic conditions affecting the telecommunications industry or otherwise, or our inability to reduce manufacturing costs, will harm our business, financial condition and results of operations.

During fiscal 2001 and in the first nine months of 2002, we reduced the sales prices of some of our products in order to remain competitive and to reduce our relatively high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with additional cost reductions. Also, market developments, including past write-downs of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors. We cannot assure you that our HomeRun technology will be successfully deployed on a widespread basis or that such licensing will not result in an erosion of the potential market for our products.

Sales to customers outside of the United States accounted for 47.7% and 58.2% of our total sales for the nine months ended September 30, 2002 and 2001, respectively. On average, we expect international sales to represent approximately 50% of our revenue for the remainder of fiscal 2002. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been denominated in U.S. dollars.

We expect to continue to evaluate product line expansion and new product opportunities, engage in research, development and engineering activities and focus on cost-effective design of our products. Accordingly, we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses.

In 2000 and 2001, we made several acquisitions. In fiscal 2000, we acquired FreeGate Corporation (“FreeGate”), Xstreamis Ltd. (“Xstreamis”) and certain assets of OneWorld Systems (“OneWorld”). In January 2001, we acquired ActiveTelco, Inc. (“ActiveTelco”) for approximately $4.9 million, consisting of an aggregate of 321,343 shares of our common stock and 18,657 options to purchase shares of our common stock and acquisition related expenses consisting primarily of legal and other professional fees, assumed ActiveTelco convertible notes in the amount of $0.7 million plus accrued interest and other assumed liabilities of approximately $1.1 million. This transaction was treated as a purchase for accounting purposes. ActiveTelco was located in Fremont, California. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

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

While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products. As a result, we took a write down of $2.7 million for abandonment of the related completed technology and patents in the first quarter of 2001. During our impairment review for the third quarter of 2001, we evaluated the present value of future expected cash flows to determine the fair value of our long-lived assets. This evaluation resulted in a write down of $29.9 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected future cash flows include continued adverse conditions in the telecommunications market and the indefinite postponement of capital expenditures, especially within the hospitality industry. As of September 30, 2002, our net intangible assets remaining to be amortized were $3.4 million, comprised entirely of completed technology and patents related to the acquisitions of the ViaGate assets and Xstreamis.

In fiscal 2001, we reduced our total workforce by approximately 50% to control overall operating expenses in response to recent declines and expected slower growth in our sales, and we also closed several of our satellite offices. We incurred restructuring charges of $2.3 million related to these restructuring activities. In August 2002, we reduced our total workforce by approximately 39% to further control operating expenses in response to the current adverse economic conditions, and we also closed our satellite research and development facility in Bridgewater Township, New Jersey. We incurred restructuring charges of $0.8 million related to this restructuring.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Total revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	61.4	368.4	135.2	336.1

Gross (loss) margin	38.6	(268.4)	(35.2)	(236.1)

Operating expenses:
Sales and marketing	89.9	69.8	95.7	87.2
Research and development	155.9	76.3	144.2	102.0
General administrative	31.5	40.7	55.7	67.1
Restructuring costs	42.8	—	12.6	18.1
In-process research and development	—	—	—	10.0
Impairment of intangibles	—	752.7	—	281.2
Amortization of intangibles	14.7	64.6	13.0	67.2
Noncash compensation expense	—	1.5	—	1.6

Total operating expenses	334.8	1,005.6	321.2	634.4

Loss from operations	(296.2)	(1,274.0)	(356.4)	(870.5)
Impairment of certain equity investments	—	—	(8.6)	—
Interest and other income, net	7.9	17.7	8.5	25.5

Net loss	(288.3)%	(1,256.3)%	(356.5)%	(845.0)%

Three and Nine Months Ended September 30, 2002 and 2001

Revenue.    We generate revenue primarily from the sale of hardware products and, to a lesser extent, through the licensing of our HomeRun technology and from the sale of software products. Our total revenue decreased to $2.0 million and $6.9 million for the three and nine months ended September 30, 2002, respectively, from $4.0 million and $11.6 million for the three and nine months ended September 30, 2001, respectively. Using a year-over-year comparison, the decreases for the three and nine month periods ending September 30, 2002 compared to the same periods in 2001 of $1.9 million (or 48.7%) and $4.7 million (or 40.3%), respectively, were primarily due to reduced revenue from our Expresso MDU products as a result of the sale of fewer units as well as a lower average selling price per unit. As a result of the protracted downturn in the telecommunications market, our revenue growth further slowed due to a decrease in the number of customers and potential customers, particularly within the hospitality industry, that have indefinitely postponed capital expenditures.

License and royalty revenue was $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2001, respectively. We did not enter into any new license or royalty agreements during the first nine months of 2002 or 2001.

Cost of Goods Sold/Gross (Loss) Margin

The following table sets forth items regarding our cost of goods sold, provisions and margins for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands) (unaudited)		(in thousands) (unaudited)
Total revenues	$2,035	$3,967	$6,907	$11,576
Total cost of goods sold	1,249	14,615	9,340	38,905

Gross (loss) margin	$786	$(10,648)	$(2,433)	$(27,329)

Gross (loss) margin as a percentage of revenue	38.6%	(268.4)%	(35.2)%	(236.1)%
Detail of gross margin before certain provisions
Total cost of goods sold	$1,249	$14,615	$9,340	$38,905
Less:
Provision for excess and obsolete inventory	—	(11,425)	(4,859)	(29,925)

Total cost of goods sold excluding provisions for excess and obsolete inventory	1,249	3,190	4,481	8,980

Gross margin before the provision for excess and obsolete inventory	$786	$777	$2,426	$2,596

Gross margin before the provision for excess and obsolete inventory as a percentage of revenue	38.6%	19.6%	35.1%	22.4%

Cost of goods sold consists of raw materials, contract manufacturing costs, personnel costs, costs associated with test and quality assurance for products, and the cost of licensed technology included in the products. Excluding the reserves for excess and obsolete inventory of $4.9 million taken in 2002, $29.9 million taken in 2001, our cost of goods sold decreased to $1.2 million and $4.5 million for the three and nine months ended September 30, 2002, respectively, from $3.2 million and $9.0 million for the three and nine months ended September 30, 2001, respectively. The decreases for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 of $1.9 million or (60.8%) and $4.5 million (or 50.1%), respectively, were primarily due to reduced revenue from our Expresso MDU products as a result of the sale of fewer units as well as a lower average selling price per unit. The decrease was also due to $0.2 million and $1.0 million in cash that we received from the sale of component inventory, which had previously been reserved for, during the three and nine months ended September 30, 2002, respectively, compared to $0.3 million in cash that we received in the third quarter of 2001 from the sale of component inventory, which had previously been reserved for.

Gross margin before the provisions for excess and obsolete inventory as a percentage of revenue increased to 38.6% and 35.1% of revenue for the three and nine months ended September 30, 2002, respectively, from 19.6% and 22.4% of revenue for the three and nine months ended September 30, 2001, respectively. The increases for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 of 19.0% and 12.7% were due primarily to workforce reductions which reduced the overhead component of cost of goods sold, the sale of raw materials previously reserved for through loss on purchase commitments of $0.2 million and $1.0 million for the three and nine months ended September 30, 2002, respectively, and recognition of revenue on shipments of inventory previously fully reserved of $0.5 million during the second quarter of 2002. These were offset by sales price reductions on some of our Expresso MDU products in response to competitive pricing pressures.

During the first and third quarters of 2001, we recorded a reserve for excess and obsolete inventory of $18.5 million and $11.4 million, respectively. These reserves primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future as of the respective quarter in 2001. Market developments over the past two years, including the write down of significant amounts of inventory by competitors, the proliferation of products resold as a result of bankruptcies within the industry, continued slowdown in the telecommunications market and, more recently, the indefinite postponement of capital expenditures by our customers, especially within the hospitality industry, have made it difficult to value these inventories. During the first nine months of 2001, we also recorded additional reserves totaling $3.3 million for excess and obsolete inventory as a part of our normal business operations and product inventory assessments. All of these inventory adjustments were included in cost of goods sold resulting in an overall negative gross margin of 268.4% and 236.1% for the three and nine months ended September 30, 2001, respectively.

During the second quarter of 2002, we recorded a reserve for excess inventory of $4.9 million. This reserve primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future as of the second quarter of 2002. During the first nine months of 2002, we recorded additional reserves of $0.2 million for excess and obsolete inventory as a part of our normal business operations and product inventory assessments. All of these inventory adjustments were included in cost of goods sold resulting in an overall gross margin of 38.6% for the three months ended September 30, 2002 and an overall negative gross margin of 35.2% for the nine months ended September 30, 2002.

Sales and Marketing.    Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions and outside services. Our sales and marketing expenses decreased to $1.8 million and $6.6 million for the three and nine months ended September 30, 2002, respectively, from $2.8 million and $10.1 million for the three and nine months ended September 30, 2001, respectively. The decreases for the three and nine months ended September 30, 2002 when compared to the same periods in 2001 of $0.9 million (or 33.9%) and $3.5 million (or 34.5%), respectively, were primarily due to a reduction in our marketing programs in order to reduce our costs in light of the difficult market conditions and, to a lesser degree, to align our sales commission expense with lower revenue in the first nine months of 2002.

Research and Development.    Research and development expense consists primarily of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses increased to $3.2 million for the three months ended September 30, 2002 and decreased to $10.0 million for the nine months ended September 30, 2002, from $3.0 million and $11.8 million for the three and nine months ended September 30, 2001, respectively. The increase for the three months ended September 30, 2002 when compared to the same period in 2001 of $0.1 million (or 4.8%) was primarily a result of $0.5 million in expenditures for prototypes of our IntelliPOP 8000 series of products. This increase was offset by our workforce reductions in 2001 and 2002 and our continued focus on cost saving measures, including the reduction, postponement or abandonment of research and development efforts on certain of our product lines. The decrease for the nine month period ended September 30, 2002 when compared to the same period in 2001 of $1.8 million (or 15.6%) was primarily a result of our workforce reductions in 2001 and 2002 and our continued focus on cost saving measures, including the reduction, postponement or abandonment of research and development efforts related to certain of our product lines. We expect research and development activities to represent a significant percentage of our overall fixed operating expenses during the remainder of fiscal 2002.

General and Administrative.    General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expenses decreased to $0.6 million and $3.8 million for the three and nine months ended September 30, 2002, respectively, from $1.6 million and $7.8 million for the three and nine months ended September 30, 2001, respectively. These decreases for the three and nine months ended September 30, 2002 when compared to the same periods in 2001 of $1.0 million (or 60.3%) and $3.9 million (or 50.5%), respectively, were primarily due to the recovery of debt that we had originally classified as bad debt and which totaled $1.3 million and $2.0 million, respectively, for the three and nine month periods ended September 30, 2002, our workforce reductions in 2001 and 2002, and our continued focus on cost saving measures. Bad debt recovery, net of bad debt expense, was $0.8 million and $1.0 million for the three and nine month periods ended September 30, 2001. We anticipate that general and administrative expenses will continue to fluctuate during the remainder of fiscal 2002.

Restructuring Costs.    In April 2001, we announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain of our fixed assets. As a result of this restructuring program, we recorded restructuring costs of $2.1 million in the second quarter of 2001. These restructuring costs were comprised of $1.2 million in workforce reduction charges relating primarily to severance and fringe benefits, $0.8 million relating to closure of excess facilities and $0.1 million in other fixed assets retired as a result of the workforce reductions. In August 2002, we announced a restructuring program which included a workforce reduction, closure of our New Jersey research and development facility, and disposal of certain of our fixed assets. As a result of this restructuring program, we recorded restructuring costs of $0.9 million in the third quarter of 2002. These restructuring costs were comprised of $0.5 million in workforce reduction charges relating primarily to severance and fringe benefits and $0.4 million relating to closure of the New Jersey facility.

In-Process Research and Development.    The amount expensed as in-process research and development was $1.2 million for the nine months ended September 30, 2001 and was related to in-process research and development purchased from ActiveTelco during the first quarter of 2001. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the cost to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility will not have a material impact on our future results of operations or cash flows because the technology was abandoned. There was no such expense during the first nine months of 2002.

Impairment of Intangibles.    Based on the impairment review performed during the third quarter of 2001, we recorded a $29.9 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon estimated discounted future cash flows using a discount rate of 20%. The assumptions supporting future cash flows, including the discount rate, were determined using management’s best estimates. The underlying factors contributing to the decline in expected future cash flows include a continued slowdown in the telecommunications market and the indefinite postponement of capital expenditures by our customers, especially within the hospitality industry. In the first quarter of 2001, we recorded a $2.7 million impairment charge to reduce completed technology and patents. This resulted from our decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products. Total impairment of intangibles was $29.9 million and $32.6 million for the three and nine months ended September 30, 2001. There were no such impairments for the three and nine months ended September 30, 2002.

Amortization of Intangibles.    For the three and nine months ended September 30, 2001, amortization of intangibles was comprised of the amortization of intangible assets related to the acquisitions of Vintel in fiscal 1999, FreeGate, OneWorld assets and Xstreamis in fiscal 2000, and ActiveTelco in the first quarter of 2001. These intangible assets consisted primarily of assembled workforce, completed technology and patents, and goodwill, and all were amortized over their estimated useful lives of three, five and five years, respectively. For the three and nine months ended September 30, 2002, amortization of intangibles was comprised entirely of completed technology and patents related to the acquisitions of Xstreamis and the ViaGate assets and are amortized over their estimated useful lives of five years. Amortization of intangibles decreased to $0.3 million and $0.9 million for the three and nine months ended September 30, 2002, respectively, from $2.6 million and $7.8 million for the three and nine months ended September 30, 2001, respectively. The decreases for the three and nine months ended September 30, 2002 when compared to the same periods in 2001 of $2.3 million (or 88.3%) and $6.9 million (or 88.4%), respectively, were primarily due to our recording of an impairment of these intangibles totaling $32.6 million during fiscal 2001. As of September 30, 2002, intangible assets totaling $3.4 million, which consist entirely of completed technology and patents, remain to be amortized.

Noncash Compensation Expense.    Noncash compensation expense for the three and nine months ended September 30, 2001 consisted of the recognition of expense related to certain employee stock option grants based on the difference between the deemed fair value of our common stock and the stock option exercise price at the date of grant. Our noncash compensation expense was $0.06 million and $0.2 million for the three and nine months ended September 30, 2001, respectively. There was no such expense during the three and nine months ended September 30, 2002.

Impairment of Certain Equity Investments.    Impairment of certain equity investments for the three and nine months ended September 30, 2002 consisted of the recognition of expense related to the write off of $0.6 million invested in a privately-held company. The value of this investment was impaired due to uncertainty associated with the on-going viability of this business in the current economic climate. There was no such impairment of our equity investments for the three and nine months ended September 30, 2001. As of September 30, 2002, we had no remaining investments in privately-held companies.

Interest and Other Income, Net.    Interest and other income, net consisted primarily of interest income on our cash, investments and notes receivable balances. Our interest and other income, net decreased to $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively, from $0.7 million and $3.0 million for the three and nine months ended September 30, 2001, respectively. The decreases for the three and nine months ended September 30, 2002 when compared to the same periods in 2001 of $0.5 million or 77.2% and $2.4 million or 80.1%, respectively, were primarily due to lower interest rates on lower average cash balances.

Liquidity and Capital Resources

Historically, our principal source of liquidity has been obtained through equity funding. From our inception through January 1999, we financed our operations primarily through the sale of preferred equity securities for an aggregate of $46.2 million, net of offering costs. In January 1999, we completed our initial public offering and issued 2,875,000 shares of our common stock at a price of $18.00 per share. From that January 1999 offering, we received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. We also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share. In March 2000, we completed our secondary offering and issued 2,500,000 shares of our common stock at a price of $60.00 per share, and we received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs, from that offering. In the future, we cannot be certain that similar equity funding will be available to us. If we are unable to obtain additional equity financing on terms acceptable to us, our business, operating results and financial condition could be negatively impacted.

Cash and cash equivalents totaled $32.6 million at September 30, 2002, a decrease of $16.8 million or 33.9% from cash, cash equivalents and short-term investments of $49.4 million at December 31, 2001.

The net decrease in cash and cash equivalents of $13.7 million during the nine months ended September 30, 2002 resulted primarily from our use of $16.6 million for operating activities and the purchase of property and equipment of $0.3 million, offset by maturities of short-term investments of $3.1 million and $0.1 million in proceeds from the issuance of common stock related to purchases of stock through our stock purchase plan.

The net decrease in cash and cash equivalents of $6.1 million during the nine months ended September 30, 2001 resulted primarily from our use of $44.2 million for operating activities, purchases of short-term investments of $7.0 million, $1.0 million for the purchase of property and equipment, the purchase of other assets of $1.2 million (which includes the acquisition of certain ViaGate assets for $0.6 million) and $0.2 million in acquisition costs for ActiveTelco. The decrease was offset by maturities of short-term investments of $47.3 million and $0.2 million in proceeds from the issuance of common stock related to stock options and purchases of stock through our stock purchase plan.

In future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of a general decrease in our operational costs due to our workforce reductions.

We have entered into certain contractual obligations and other purchase commitments that could result in cash outflows. In the first quarter of 2000, we entered into a lease for administrative and engineering facilities in Pleasanton, California. Under the terms of the lease, we were required to issue a letter of credit in the amount of $1.9 million. The letter of credit is reduced annually, beginning July 1, 2001, by approximately $0.3 million, provided that we are not in default under the terms of the lease agreement. Pursuant to these terms, our letter of credit was reduced from $1.9 million to $1.6 million in the third quarter of 2001 and was reduced to $1.4 million effective July 1, 2002. We are currently in default on our lease payments for our Pleasanton facility and are currently in negotiations with the landlord to amend the terms of this lease which expires in June 2007. This negotiation is on-going, and we anticipate reaching a settlement to terminate this lease in the fourth quarter of 2002. We have offered $3.0 million as settlement and are currently awaiting a response from the landlord. The $3.0 million cash offer to settle would include forfeiture of the $1.4 million letter of credit that is collateralized by restricted funds of $1.4 million, which are included in intangibles and other assets as of September 30, 2002. In the fourth quarter of 2001, we entered into a lease for engineering facilities in Bridgewater Township, New Jersey. Under the terms of the lease, we were required to issue a letter of credit in the amount of $0.1 million. As part of the restructuring program announced in August 2002, we entered into an agreement to terminate our lease of engineering facilities in Bridgewater Township, New Jersey for $0.3 million, which consists of forfeiture of the $0.1 million letter of credit and a cash payment of $0.2 million. The letters of credit securing both of these leases are collateralized by restricted funds in the amount of $1.5 million, which are included in intangibles and other assets as of September 30, 2002.

At September 30, 2002, the remaining accrual for purchase commitments of raw material components was $4.4 million. At this time, we are involved in litigation related to certain of these commitments. As discussed in Note 6 of our Condensed Consolidated Financial Statements, the outcome of this litigation is uncertain at this time.

The following summarizes our contractual obligations at September 30, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

Our future minimum lease payments under operating leases at September 30, 2002 are as follows:

Year	(in millions)
The remainder of 2002	$0.5
2003	1.9
2004	1.8
2005	1.8
2006	1.7
Thereafter	0.9

$8.6

To the extent that our business continues to be affected by the poor economic conditions impacting the telecommunications industry, we will continue to require cash to fund our operations, thereby reducing our liquidity. We believe that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. We expect the amount of cash used to fund operations to decrease during the year. If it becomes necessary, we will seek additional funding for operations from alternative debt and equity sources to maintain reasonable operating levels. However, we cannot assure you that such funding efforts will be successful. Failure to generate positive cash flow in the future could harm our business, financial condition and results of operations.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption is not expected to have a material impact on our financial position and results of operations.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of losses and expect to continue to incur losses in the future.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. We incurred a net loss of $24.6 million for the nine months ended September 30, 2002 and a net loss of $104.3 million for the year ended December 31, 2001. As of September 30, 2002, we had an accumulated deficit of $259.5 million. We expect that we will continue to incur losses for the remainder of fiscal year 2002.

We may never achieve profitability and, if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun and LongRun technology, IntelliPOP products and software products. During fiscal 2001 and 2002, we significantly reduced our workforce in an effort to decrease certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. However, we may not be able to generate a sufficient level of revenue to offset the current level of expenditures. Additionally, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to do the following:

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

•
competitive pressures, including pricing pressures from our partners and competitors, particularly in light of continued announcements from competitors in recent quarters that they have written down significant amounts of inventory, which could lead to a general excess of competitive products in the marketplace;

•	the timing or cancellation of orders from, or shipments to, existing and new customers;

•	the timing of our new product and service introductions as well as introductions by our customers, our partners or our competitors;

•	variations in our sales or distribution channels;

•	variations in the mix of products that we offer;

•	changes in the pricing policies of our suppliers;

•	the availability and cost of key components; and

•	the timing of personnel hiring.

We anticipate that average selling prices for our products will continue to decrease in the near future due to increased competitive price pressures in certain geographical regions. In addition, we may also experience substantial period-to-period fluctuations in future operating results and declines in gross margin as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including increased competition and rapid technological change. Decreasing the average selling prices of our products could cause us to experience decreased revenue despite an increase in the number of units sold. We may be unable to sustain our gross margins, even at the anticipated reduced levels, improve our gross margins by offering new products or increased product functionality or offset future price declines with cost reductions.

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

The continued poor economic conditions in the world economy and the continued industry-wide downturn in the telecommunications market have affected, and may continue to affect, our sales in the future. As a result, we may experience a material adverse impact on our business, operating results and financial condition. Comparatively lower sales have resulted in operating expenses increasing as a percentage of revenue for the nine months ended September 30, 2002 (compared to the nine months ended September 30, 2001) and the year ended December 31, 2001 compared to the years ended December 31, 2000 and 1999. Although we took actions throughout 2001 and 2002 to create revenue opportunities and reduce operating expenses, a prolonged continuation or worsening of sales trends that we faced in 2001 and continue to face in 2002 may force us to take additional actions and charges in order to reduce our operating expenses further. If we are unable to reduce operating expenses at a rate and level consistent with future adverse sales trends or if we incur significant special charges associated with such expense reductions that are disproportionate to our sales, our business, operating results and financial condition could be negatively impacted.

We depend on a limited number of large customers for a substantial portion of our revenue during any given period, and the loss of a key customer or loss or delay of a key order could substantially reduce our revenue in a given period.

We derive a significant portion of our revenue in each period from a limited number of customers. Three customers, Ingram Micro, BTN Internetworking, and Kanematsu Computer System Ltd. accounted for 19%, 13% and 12%, respectively, of our revenue for the three months ended September 30, 2002. Two customers, Ingram Micro and BTN Internetworking, accounted for 12% and 10%, respectively, of our revenue for the nine months ended September 30, 2002. Two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 28% and 15%, respectively, of our revenue for the three months ended September 30, 2001 and for 21% and 16%, respectively, of our revenue for the nine months ended September 30, 2001. Many of our past customers have limited or, in some cases, no access to capital and are experiencing significant financial difficulties, including bankruptcy. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. In addition, our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and more established competitors. If sales to our largest customers decrease materially below current levels or if we are unable to establish a new base of customers, such decreases or failures could materially and adversely affect our business, results of operations and financial condition.

We are currently engaged in multiple securities class action lawsuits and a lawsuit with one of our suppliers, any of which, if it results in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants have not responded to that complaint. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against us. The complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint seeks damages in the amount of approximately $10.5 million. The case is in the discovery stage, and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

We introduced our IntelliPOP 8000 on October 31, 2001 and our IntelliHUB  8200 on October 28, 2002. We face significant risks associated with the introduction of these new products which include, but are not limited to:

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

We have accumulated a substantial inventory of finished goods and components due to poor global economic conditions and the reduction in product demand due to capital funding decreases experienced by several key customers. In addition, continued announcements of large-scale inventory write-downs by competitors indicate that the risk of inexpensive competitive products coming into the marketplace has continued to increase. We have provided for losses related to the cancellation of purchase commitments and further allowances for excess and obsolete finished goods inventories and related raw materials. However, we must sell existing finished goods inventory and sell component inventory resulting from deliveries on already canceled purchase commitments. Failure to do so may require that we take additional charges related to slow moving or obsolete inventory and components. If we are unable to sell a substantial amount of both the finished goods and the component inventories, our expected cash position throughout 2002 could be negatively impacted, which could harm our business, results of operations and financial condition.

If our Expresso and IntelliPOP products do not gain broader acceptance in the market, our business, financial condition and results of operations could be harmed.

We launched our IntelliPOP 5000 series product in the first half of 2001 and have not yet been successful in generating widespread customer interest in this product. Similarly, our sales of Expresso units have been below what we had anticipated. We must devote a substantial amount of human and capital resources in order to broaden commercial acceptance of our Expresso products and to gain commercial acceptance of our IntelliPOP products and to expand offerings of these products in the multi-dwelling unit, or MDU, and the multi-tenant commercial unit, or MCU, markets and to penetrate these markets further. However, to date, this commitment of resources to these product lines has not generated the commercial acceptance that we have sought for these products. Historically, the majority of our Expresso products has been sold into the MDU market. Our future success depends on our ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end-users about the benefits of our Fast Copper and Signature Switch technologies, our LongRun and IntelliPOP products, and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers. The future success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end-users. If our IntelliPOP or our Expresso products do not achieve broader commercial acceptance within the MDU market, MCU market, or in any other markets we may enter, our business, financial condition and results of operations could be materially and adversely affected.

The market in which we operate is highly competitive, and we may not be able to compete effectively.

The market for multi-service broadband access systems is intensely competitive, and we expect that this market will become increasingly competitive in the future. Our immediate competitors include, or are expected to include, Cisco Systems, Inc., Lucent Technologies, Inc., Next Level Communications, Inc., Paradyne Networks, Inc. and a number of other public and private companies. Many of these competitors offer or may in the future offer technologies and services that directly compete with some or all of our high-speed access products and related software products. Also, many of these competitors continue to announce significant changes in their business plans and operations, some of which, such as major write downs of inventory, could result in lower priced products flooding the market, which would have a negative impact on our ability to sustain our current pricing or to sell current levels of inventory. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

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

Our operations have changed significantly due to volatility in our business. In the past, we have rapidly and significantly expanded our operations. However, in fiscal 2001 and 2002, we reduced our workforce by approximately 50% and 39%, respectively, to control overall operating expenses in response to declines in and the expectation of continued slowing of our sales growth. We anticipate that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on selling our products to the larger, more established customers, such as ILECs and PTTs, in both domestic and international markets.

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

Sales to customers outside of the United States accounted for approximately 47.7%, and 58.2% of revenue for the nine months ended September 30, 2002 and 2001, respectively. There are a number of risks arising from our international business, including, but not limited to:

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

Our ability to attract and retain our personnel may be impaired by the continued decrease in our stock price.

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

Due to increased volatility in equity markets and tightening of lending in the credit markets, we believe that we are exposed to a significant risk that customers will not pay us the amounts that they owe us in order to conserve their capital. This would lead to increases in our outstanding accounts receivable as a percentage of revenue, extended payback periods and increased risk of customer default. For example, during the latter part of the fourth quarter of 2000, several key customers experienced a rapid deterioration in their ability to obtain additional capital to fund their businesses. As a result, these customers declared their inability to make timely payments on their accounts and were unable to demonstrate the ability to pay their existing account balances with us since that time. During fiscal 2001, a significant number of these customers commenced bankruptcy proceedings. As of September 30, 2002, all of these bankruptcies were finalized and we do not expect that we will collect much, if any, of the amounts owed to us by these customers.

We factor the increased risks of non-payment into our assessment of our customers’ ability to pay, and, in some instances, these considerations will likely result in longer revenue deferrals than we had anticipated at the time that we booked sales to those customers. We also believe that certain of our customers will alter their plans to deploy products to meet the constraints imposed on them by changes in the capital markets. If we are not able to increase sales in other customer segments, or if our sales are otherwise delayed, our sales growth patterns may become increasingly volatile. This would increase the risk that our sales would decline in any particular quarter and could harm our business, operating results and financial condition.

If we inaccurately estimate customer demand, our business, results of operations and financial condition could be harmed.

We plan our expense levels in part based on our expectations about future revenue. These expense levels are relatively fixed in the short-term. However, the number of orders for our products may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations by potential customers that typically last 60 to 90 days. In the case of IntelliPOP, those evaluations may take up to six months. If orders forecasted for a specific customer for a particular quarter are delayed or cancelled, our revenue for that quarter may be less than our forecast. Currently, we have minimal risk of loss associated with long-term customer commitments or penalties for delayed and/or cancelled orders. However, we may be unable to reduce our spending accordingly in the short-term if such a loss occurred, and any such revenue shortfall would have a direct impact on our results of operations for that quarter. Further, we outsource the manufacturing of our products based on forecasts of sales. If orders for our products exceed our forecasts, we may have difficulty meeting customers’ orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if our forecasts exceed the orders we actually receive and we are unable to cancel future purchase and manufacturing commitments in a timely manner, our inventory levels would increase. This could expose us to losses related to slow moving and obsolete inventory, which would have a material adverse effect on our business, operating results and financial condition.

We depend on contract manufacturers to manufacture all of our products and rely on them to deliver high-quality products in a timely manner; the failure of these manufacturers to continue to deliver quality products in a timely manner could have a materially adverse effect on our business, results of operations and financial condition.

We do not manufacture our products. We rely on contract manufacturers to assemble, test and package our products. We cannot assure you that these contract manufacturers and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies. In addition, we believe that current market conditions have placed additional financial strain on our contract manufacturers. Any interruption in the operations of one or more of these contract manufacturers would harm our ability to meet our scheduled product deliveries to customers. We also intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of a current contract manufacturer would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our business, operating results and financial condition. In addition, we have canceled certain finished goods and component orders, which may harm our relationship with certain contract manufacturers. Moreover, if we do not accurately forecast the actual demand for our products, we may face supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could harm our business, operating results or financial condition.

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

We rely on third parties to test substantially all of our products; and if for any reason these third parties were unable to or did not adequately assist us in controlling the quality of our products, this lack of quality control could harm our business, financial condition and results of operations.

Substantially all of our products are assembled and tested by our contract manufacturers. Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any quality assurance problems could increase the cost of manufacturing, assembling or testing our products and could harm our business, financial condition and results of operation. Moreover, defects in products that are not discovered in the quality assurance process could damage customer relationships and result in product returns or product liability claims, each of which could harm our business, financial condition and results of operations.

Based on our building specifications, several key components are purchased from single or limited sources, and we could lose sales if these sources fail to fill our needs; if we lose sales, our business, financial condition and results of operations could be materially and adversely affected.

We currently purchase most of the raw materials and components used in our products through our contract manufacturers. In procuring components for our products, we and our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supplies from these sources to meet our needs. For example, field programmable gate array supplies used in our products are purchased from Xilinx or Altera. We also depend on various sole source offerings from Broadcom, Dallas Semiconductor, Metalink US, Motorola, Flextronics Semiconductor and SaRonix for certain of our products. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, our ability to obtain these components from other sources could entail a substantial lead time which could require us to redesign our products or, if we do not redesign our products to avoid such a lead time, could disrupt our operations and harm our business, financial condition and results of operation in any given period.

Our business relies on the continued growth of the Internet; any slowdown in or reversal of the growth of Internet use could materially and adversely impact our business.

The market for high-speed data access products depends in large part on the increased use of the Internet. Issues concerning the use of the Internet, including security, lost or delayed packets, and quality of service may negatively affect the development of the market for our products.

Our industry is characterized by rapid technological change; we must continually introduce new products that achieve broad market acceptance in order to address this change and remain competitive.

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

We will not be competitive unless we continually introduce new products and product enhancements that meet constantly changing industry standards. The emergence of new industry standards, whether through adoption by official standards committees or through widespread use of such standards by telephone companies or other service providers, could require that we redesign our products. If these standards become widespread and our products do not comply with these standards, our customers and potential customers may not purchase our products, which would harm our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. In addition, selection of competing technologies as standards by standards setting bodies such as the HomePNA could negatively affect our reputation in the market, regardless of whether our products are standards-compliant or demand for our products does not decline. This selection could be interpreted by the press and others as having a negative impact on our business, which could negatively impact our stock price.

We have in the past and may in the future acquire companies, technologies or products and if we fail to integrate these acquisitions, our business, results of operations and financial condition could be harmed.

In fiscal 2001 and 2000, we completed five acquisitions. As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. We may need to overcome significant issues in order to realize any benefits from our past transactions, and any future acquisitions would be accompanied by similar risks. These risks include, but are not limited to:

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

All of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers reducing demand for our products. We anticipate that foreign sales will generally continue to be invoiced in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and, as a result, our exposure to foreign currency transaction losses may increase. To reduce this exposure, we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange-related losses.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 27 United States patents and have 25 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers in which we strictly limit access to and distribution of our software and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

In addition, regulation of our customers may adversely impact our business, operating results and financial condition. For example, FCC regulatory policies affecting the availability of data and Internet services and other terms on which telecommunications companies conduct their business may impede our penetration of certain markets. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards, generally following extensive investigation of competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may harm our sale of products to these customers.

If our customers do not receive adequate and timely customer support from us or our third-party providers, our relationships with our customers could be damaged, which would harm our business, financial condition and results of operations.

Our ability to achieve our planned sales growth and retain customers will depend in part on the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. Moreover, we believe that our IntelliPOP products will add a significant layer of complexity to the demands on our customer support organizations. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions, and therefore, we may have limited control over the level of support that is provided. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could harm our business, financial condition or results of operations.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to manage our business successfully, which could materially and adversely affect our business, financial condition and results of operations.

We depend on the performance of Salvatore D’Auria, our President, Chief Executive Officer, Chairman of the Board, Chief Financial Officer and Secretary, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

Our stock price has fluctuated and is likely to continue to fluctuate, and you may not be able to resell your shares at or above their purchase price.

The price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to many factors, including, but not limited to, the following:

•	actual or anticipated variations in operating results;

•	announcements of technological innovations, new products or new services by us or by our partners, competitors or customers;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	conditions or trends in the telecommunications industry, including regulatory developments;

•	growth of the Internet;

•	our announcement of a significant acquisition, strategic partnership, joint venture or capital commitment;

•	additions or departures of key personnel;

•	future equity or debt offerings or our announcements of these offerings; and

•	general market and economic conditions.

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

At the closing of the Nasdaq National Market on October 9, 2002, the minimum bid price of a share of our common stock was $0.49. Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. Since July 26, 2002, the minimum closing bid price of our common stock has consistently been below $1.00 per share. On September 9, 2002, we received a Nasdaq delisting notice because our common stock had closed below $1.00 per share for 30 consecutive trading days. If the bid price of our common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days before December 9, 2002, our stock will be delisted from the Nasdaq National Market. The delisting of our common stock as well as the threat of delisting of our common stock may negatively impact the value of our shares because shares that trade on the over-the-counter market, rather than the Nasdaq National Market, are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2002, we had 16,482,334 shares outstanding and currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

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

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest-sensitive financial instruments at September 30, 2002.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on the evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, Salvatore D’Auria, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants have not responded to that complaint. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against us. The complaint was filed by one of our suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint seeks damages in the amount of approximately $10.5 million. The case is in the discovery stage, and no trial has yet been scheduled. We deny liability and intend to defend ourselves vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(1)

4.1	Specimen Common Stock Certificate.(1)

10.25	Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(8)

10.26	Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(8)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

99.1	Certification of CEO and CFO.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(6)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(7)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b) Reports on Form 8-K.

The Company did not file any reports on Forms 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUT SYSTEMS, INC.

By:
Salvatore D’Auria Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive, Financial and Accounting Officer and Duly Authorized Officer)

Date:  October 31, 2002

CERTIFICATION

I, Salvatore D’Auria, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Tut Systems, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Salvatore D’Auria Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary

Date: October 31, 2002

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(1)

4.1	Specimen Common Stock Certificate.(1)

10.25	Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(8)

10.26	Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(8)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

99.1	Certification of CEO and CFO.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(6)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(7)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.