Form 10-K
period 2002-12-31
TUT SYSTEMS INC
filed 2003-03-31
CIK 878436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-25291

TUT SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2958543

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Franklin Drive, Suite 100 Pleasanton, CA	97035

(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (925) 460-3900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $29,311,461 as of March 27, 2003 based on the closing price of the common stock as reported on The Nasdaq National Market for March 27, 2003. There were 19,805,041shares of the Registrant’s common stock issued and outstanding on March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

TUT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about (1) the development of our Astria™ VSS system and the system’s ability to distribute content, provide video service management, multi-tier Internet protocol (IP) multicasting and digital subscriber line access multiplexer (DSLAM) aggregation capabilities, (2) our expectation that residential and commercial demand for broadband services will continue to increase, (3) our assumption that incumbent local exchange providers’ and international post, telephone and telegraph companies’ intend (and are able) to offer bundled services, (4) our expectation that the video trunking market will expand, (5) our ability to incorporate technologies from our Astria product line into our video trunking products, (6) our ability to expand and further specialize our video trunking products, (7) Astria CP’s ability to encode and transcode content into MPEG-4 and Windows Media, thereby providing service providers with more competitive offerings for their end-users, (8) our expectation that our Expresso™ product line will continue to be deployed for high-speed Internet access (HSIA)-based multi-tenant unit (MTU) applications, (9) our expectation that our IntelliPOP 5000 system will be deployed for high-speed data and video applications in commercial environments, (10) our Signature-Switch™ technology’s ability to provide an attractive solution to our customers, (11) our ability to maintain and grow our video-based independent operating company (IOC) business, (12) our ability to partner with third parties in order to expand our presence into new markets, (13) our expectation that small and medium-sized IOCs in the U.S. will remain our near-term market for Astria products, (14) our belief that our products can serve a substantial market for digital video and high-speed data access products outside of the U.S., (15) our expectation that we will continue to make significant investments into our research and development activities, (16) our expectation that we will release our Astria VSS system in the second quarter of 2003, (17) our expectation that the Astria VSS system will be a more cost-effective solution for service providers than such providers’ present alternatives and (18) our plans, objectives, expectations and intentions and other statements contained in this Annual Report on Form 10-K that are not historical facts. When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements reflect current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions. As a result, actual results may differ materially from the forward-looking statements contained herein. Such risks and uncertainties include those set forth in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock” and those identified in the introduction to Part II, Item 7. In particular, see “Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock—We have a history of losses and expect to continue to incur losses in the future,” “—Our operating results may fluctuate significantly, which could cause our stock price to decline,” and “—We are and continue to be affected by poor general economic conditions that have resulted in significantly reduced sales levels and, if such adverse economic conditions continue or worsen, our business, operating results and financial condition will continue to be negatively impacted.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

ITEM 1.    BUSINESS

Overview

Our principal executive offices are located at 5200 Franklin Drive, Suite 100, Pleasanton, California, 94588. Our telephone number is (925) 460-3900. We were incorporated in California in August 1983, began operations in August 1991, and reincorporated in Delaware in September 1998. Our financial information is set forth in Item

8 to this annual report, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock,” in Item 7, which is incorporated herein by reference.

We design, develop, and sell video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, digital video trunking systems for applications across TV broadcast, government and education facilities, and broadband data transmission systems for application over existing private campus or building facilities.

Historically, most of our sales were derived from our broadband data transmission systems. In order to expand upon our broadband product and market strategies, we entered into an agreement to acquire VideoTele.com, Inc. (VTC) from Tektronix, Inc. (Tektronix). On November 7, 2002, we completed the acquisition of VTC for approximately $7,154,888, consisting of an aggregate of 3,283,597 shares of our common stock valued at $3,611,957, acquisition related expenses consisting primarily of legal and other professional fees of $320,000, a note payable to Tektronix in the amount of $3,222,931 and assumed other liabilities of approximately $1,776,000. This transaction was treated as a purchase for accounting purposes. VTC offers digital head-end (DHE) solutions enabling home entertainment delivery via the broadband Internet. With this acquisition of VTC, we extended our product offerings to include video content processing and video trunking systems. Among the benefits that we are seeking from the acquisition are to:

•	expand our product line to address growing markets in broadcast TV and other video-based applications;

•	expand our target markets to include the incumbent local exchange carriers, in particular the independent operating companies (IOC’s) in the United States;

•	generate significant annual operational synergies and thereby improve our overall cost-to-revenue structure in light of a continually and increasingly competitive environment; and

•	strengthen our sales force and establish relationships with well-funded customers.

The acquisition of VTC has resulted in a significant change in the structure, organization and priorities of Tut, including: (1) changes in our organizational structure and employee staffing; (2) establishment of significant operations in Lake Oswego, Oregon, at the prior headquarters location of VTC; (3) the designation of Douglas Shafer, the former President and Chief Executive Officer of VTC, as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Tut Systems; (4) an expansion of our sales and marketing efforts to include VTC products; and (5) a reprioritization of our research and development budget to include the research and development of products acquired by us in our acquisition of VTC.

Based on over 20 years of video expertise, our content processing systems combine advanced video compression technology and coding techniques to transform a variety of video content from multiple sources into a complete service package of standard MPEG (Moving Picture Experts Group) video streams for delivery over fiber, copper, or coaxial cable networks. Our high-performance, cost-effective systems are based on the MPEG-1 and MPEG-2 standards. We are developing software programs that can upgrade these products to the new MPEG-4 standard that will provide lower encoding rates and more advanced interactivity than previous MPEG standards provided. Our systems support a variety of standard Internet and other protocols that allow high-quality digital video content to be transmitted over a wide variety of public telephone, public cable and private broadband networks. To facilitate interoperability with the existing base of fiber and DSL (digital subscriber line) systems, we have developed a video services switch that supports asynchronous transfer mode (ATM) or Internet protocol (IP) format conversion and video replication.

Our video trunking systems take advantage of our advanced content processing technology for private network applications such as broadcast video backhaul, video surveillance, and video conferencing in which digital video signals are “trunked,” or transmitted, over long distance networks. Our broadband data transmission systems combine advanced IP service differentiation and management technology with both proprietary and standards based copper line transmission technologies into complete IP system packages for high-speed Internet access (HSIA) and other data services within venues such as hotels, apartment complexes, and campus networks.

Our target customers for our content processing systems are telephony-based incumbent local exchange companies (ILECs), such as the former Regional Bell Operating Companies (RBOCs), IOCs, and international Post, Telephone, and Telegraph (PTT) companies that aim to deliver advanced video services over their existing copper or coaxial cable infrastructures. Including sales by VTC prior to our acquisition of VTC, over 30 content processing systems have been sold and deployed since 1999 serving over 50 IOCs in the United States. Target customers for our video trunking systems include TV broadcasters, government agencies, and educational institutions. Target customers for our broadband data systems are regional competitive carriers and systems integrators, ILECs, and private educational and commercial entities.

Our products are typically used to convert video or data signals to an appropriate format for delivery over existing fiber and copper facilities. Our AstriaTM content processor is typically used by carriers at a digital TV head-end location to process upwards of 200 or more TV channels into a consistent, reliable, constant-bit-rate MPEG-2 format for subsequent delivery over any broadband access network to residential subscribers. Our Astria VSS system now under development is intended to receive encoded content from fiber backbone networks and distribute it to local DSL access multiplexers (DSLAMs) or to fiber-to-the-home (FTTH) networks. Our M2 video trunking product line uses the same video compression technology that is used within the Astria product line, but M2 products are packaged in a smaller form factor for private video backhaul applications. Our IntelliPOP broadband data platform, powered by our proprietary Signature Switch technology, provides for advanced quality of service (QoS) management across multiple digitized voice, video, and data applications while providing scalability to support from tens to thousands of residential or commercial subscribers per system. Our Subscriber Management System (SMS) and Expresso product lines provide for plug and play installation, subscriber authentication, web portal redirection, IP address management and other features required by increasingly sophisticated hotel and apartment multi-tenant unit (MTU) applications. Our XL product line enables Ethernet networks to be extended over distances of up to 20,000 feet over ordinary telephone wire.

Industry Background

Continued Growth in Residential and Commercial Demand for Broadband Services

In recent years, there has been a dramatic increase in demand by businesses and consumers for high-speed data access to the Internet and to private corporate networks. This demand is being driven by the growth in the number of users who are accessing networks for a variety of applications, including communications via the Internet and corporate intranets, electronic commerce, and telecommuting. As an example of the growth in high-speed access, research carried out by London-based industry analyst Point Topic estimates that the worldwide installed base of DSL lines almost doubled in 2002, from 18.8 million to 36.3 million lines.

In addition to an increasing demand for broadband data services, there has been substantial consumer demand for advanced digital-based television services that until recently could only be delivered over broadband fiber, coaxial cable, or satellite facilities. As an example of growth in demand for advanced television services, satellite-delivered digital television to U.S. households has risen dramatically over the last seven years from under 1 million subscribers to over 19 million subscribers at the end of 2002.

Worldwide Telecommunications Deregulation and New Technology Spawns Competition for Bundled Services

An open regulatory framework for telecommunication (telecom) services and advances in broadband technology have led to cable television companies offering voice services and HSIA services to their traditional base of cable TV subscribers. By bundling multiple voice, video, and data services into a single service package, cable-based multi-system operators (MSOs) reduce their infrastructure, marketing and sales cost per revenue dollar and increase their customer retention rate while increasing revenue from these customers in absolute terms. MSOs’ success in gaining new telephone customers at the expense of the ILECs has been dramatic, with subscription rates in certain United States regions exceeding 25% of local residential telephone subscribers. The success of the MSOs is creating increasing pressure on the ILECs to offer similar bundled packages of voice, data, and video services. With continuing advances in DSL video compression technologies, a competitive service package, including digital broadcast video, can be delivered over the ILECs’ embedded base of telephone lines. If the ILECs do not respond to these MSO offerings with similarly competitive offerings, they may be left with an underutilized and expensive network as their voice and data customers migrate to competitive offerings.

Smaller rural IOCs in the United States are already achieving success with bundled voice/data/video offerings by providing broadcast TV service using MPEG-2 over asynchronous DSL (ADSL) and very high-speed DSL (VDSL). With higher-speed ADSL-2 standards now in place and lower bit rate MPEG-4 compression technologies being introduced to the market, it will soon be possible to deliver three channels of video plus HSIA service plus normal telephone service over a single telephone line. These technological advancements, plus the competitive threat from the MSOs, could lead the larger ILEC carriers and PTTs into also offering bundled services.

Characteristics of the Market for Digital TV Head-ends among Telecommunication Companies

Digital TV head-ends (DHEs) are deployed in metropolitan areas to a) receive both national broadcast TV channels via satellite and local TV channels via off-air antennas and b) to process these signals for carriage over fiber, coaxial, and/or copper network facilities. The total DHE market tends to be fragmented into two sub-markets: a head-end market for cable-based MSOs using statistical multiplexing and quadrature amplitude modulation (QAM) over hybrid fiber coax (HFC) networks, and a head-end market for telecommunication companies (telcos) using constant bit rate (CBR) multiplexing and IP or ATM protocols over fiber and copper networks. There are rural telcos that use both cable and copper networks for their TV services and these telcos might use a combination of head-end products.

For the telco head-end market, a basic head-end requirement is to provide high quality digital encoding of local analog TV signals and digital “turnaround” of satellite TV signals. Digital turnaround content processing takes variable bit rate signals as input and “turns them around” into constant bit rate IP or ATM streams for subsequent delivery over ADSL or VDSL access networks. Since most of the TV channels in any service bundle are national in scope, certain telco head-end customers are deploying a major head-end in one location, placing these national channels over a regional or statewide fiber network, and then using remote “mini” head-ends deployed throughout the state to add local channels to the lineup as appropriate in individual towns or cities.

For telcos using ADSL for video service delivery, a key DHE requirement is for low bit rate encoding and digital turnaround to maximize the available market. In other words, today’s ADSL systems can deliver service speeds of up to 8 Mbps, but only for customers that are within 6,000 to 8,000 feet of the DSLAM or digital loop carrier (DLC) that is providing the ADSL service. A service speed of 8 Mbps is enough to provide 2 TV channels at 3.5 Mbps each plus a 1 Mbps HSIA channel. If the video encoding rate could be dropped to 2 Mbps, then 5 Mbps of ADSL speed would be sufficient and customers as far as 11,000 to 13,000 feet from the DSLAM/DLC could receive service. Thus, the lower bit rate signals available through advanced video encoding techniques will greatly expand the market reach of an ADSL-based video service.

Video Trunking Market Characteristics

The video trunking market is characterized by the need to deliver a small number of private or public video signals over a private broadband network or privately leased facility. The particular video source may be a signal from a local TV station that needs to be brought back to a regional or statewide DHE that is 100 miles away. The video source may be a signal received from an outdoor surveillance camera that needs to reach a decoder or personal computer (PC) for viewing hundreds of miles away, or the video source may be a signal from a university seminar that needs to feed 15 remote classroom sites.

The video trunking market is characterized by tradeoffs between the cost of long-distance broadband facilities and the cost of low-bit-rate encoders to reduce the need for bandwidth. As advanced video encoding techniques find their way into products and lower the need for bandwidth, this market will also expand.

Private Broadband Network Market Characteristics

The market for our broadband data systems is characterized by the need to transport high-speed data signals across private buildings or campus locations in which the only available transmission facility is composed of ordinary telephone wires. Applications within this market include the need to connect hotel guests to HSIA service over the hotel’s telephone wires, the need to connect video surveillance cameras, back office PCs, and ticket machines found across a railroad station to a backbone network, and the need to connect two local area networks (LANs) across a business campus without having to run new wires or cables.

The customers for our broadband data products include end users such as universities and commercial enterprises, regional system integrators who often bundle our products with other products for a complete turnkey solution, and regional competitive carriers who use our products to offer HSIA services to hotel guests and/or apartment tenants.

The Tut Systems Solution Set

We design, develop, and sell video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, video trunking digital video applications across TV broadcast, government and education facilities, and broadband data transmission systems for application over existing private campus or building facilities.

We use our technical strengths, skills, and experience in video-based applications to develop highly reliable, high performance systems for processing and converting either analog video or pre-encoded digital video signals into the proper format for transmission over fiber, coaxial cable, or copper facilities. The format of the output signals from our systems varies according to application and can be either MPEG-1 and MPEG-2 format in either IP, ATM, IP-over-ATM, or digital video broadcasting asynchronous serial interface (DVB-ASI) protocols over copper, fiber or coaxial interfaces. Our video systems are designed to international standards to facilitate interoperation with companion systems and software from third-party vendors to form a complete end-to-end system for the customer. For some customers, we provide systems integration services to our customers to ensure that the entire video system, including third-party satellite antennas, set-top boxes, and operational software, works seamlessly together.

Our broadband data products provide our customers with reliable, high-performance, cost-effective broadband transport and with enhanced capabilities such as subscriber management, bandwidth management, plug-and-play installation, portal redirection, IP address management, service authorization and network address translation. Our products are designed with the specific requirements of the target market in mind and provide the following benefits to our customers:

Video Content Processing Systems

Astria Content Processor (CP)

Our Astria CP is a third-generation, chassis-based platform that has been purposefully designed for the digital TV marketplace. The Astria CP uses patent-pending QualViewTM applications to deliver high quality video when converting satellite-based variable bit rate video and audio to groomed CBR content for delivery over access networks. This QualView digital turnaround (DTA) application, coupled with Astria-based MPEG encoding and network protocol processing, offers service providers a robust platform that adapts all digital head-end video and audio content for distribution over a variety of access networks.

The Astria CP platform can process up to 200 video and audio channels per chassis, depending on the type of processing required. The platform integrates with IP, ATM, IP over ATM, or DVB-ASI networks providing ultimate flexibility when designing a commercial video delivery system. Astria CP is populated with flexible Quad Stream Processor (QSP) modules that can be configured and reconfigured with a simple software download to enable a variety of video processing functions. For example, on a digital turnaround application one QSP can be utilized to de-multiplex a multi program transport stream (MPTS) from a satellite. The de-multiplexed channel or single program transport stream (SPTS) can then be routed to another QSP for bit rate reduction that is required for transport over a DSL access network. Each Astria QSP module contains 4 separately configurable QSPs and each Astria CP chassis supports up to 11 modules for a total possible QSP count of 44 per chassis.

In many cases, the Astria CP enables DHE systems to be deployed without the need to decode the received digital satellite signals to analog baseband signals. This ability reduces the amount of equipment required in the head end, as well as the likelihood of inducing noise into the video and audio streams. In addition, bit rate reduction can be done while maintaining video quality using Qualview applications running on the QSPs. These applications contain sophisticated algorithms that are specifically designed to make intelligent use of the uplink encoding decisions that were imposed on the original content before it was transmitted over the satellite link.

Today the Astria CP outputs content in standard MPEG-1 or MPEG-2 formats. We are developing software to allow Astria CP to encode and transcode content into MPEG-4 and Windows Media formats. Transcoding will enable MPEG-2 input streams that may be received from a satellite link to be transcoded into either MPEG-4 or Windows Media formats. This will enable head-ends to deliver MPEG-2 ans MPEG-4 signals simultaneously to subscriber set top boxes. This capability will enable head-end providers to reach the next stage in bit rate reduction without having to hardware upgrade their complete head-end, thus preserving the customer’s original investment. In the future it will also allow video streams to be easily viewed from the large base of PCs running Windows Media or MPEG-4 players. It will also enable service providers to take advantage of the content bundling features in MPEG-4 to insert local and/or personalized content directly into particular video streams.

Astria Remote Content Processor (RCP)

For service providers delivering digital TV over regional or statewide backbone networks, our Astria RCP provides an affordable way to distribute video signals sourced from a single digital head-end.

The Astria RCP accepts pre-processed MPEG-2 video from a centralized Astria CP via ATM or Ethernet fiber networks (rings or point-to-point links) and performs appropriate protocol conversion for delivery of the video streams over a variety of access platforms, including ADSL, VDSL, cable TV (CATV) and FTTH. This flexibility allows service providers to place Astria RCPs at the edge of a fiber optic transport network and deliver aggregated, and localized content enabling customization of a channel line-up to a specific region or community. The ability to add/drop channels into the line-up at the edge of the transport network allows service providers to incorporate local programming, advertising, and emergency alert system (EAS) content. This creates a complete mix of content that is relevant to local subscribers.

Astria Video Services Switch (VSS)

Our Astria VSS that is under development is intended to provide video service management, multi-tier IP multicasting, and DSLAM aggregation capabilities to support cost-effective delivery of advanced video services in a common format across a variety of embedded and emerging access networks. VSS will simultaneously deliver over 200 broadcast video channels, 100 video-on-demand (VOD) channels, and high-speed Internet access to upwards of 2,000 subscribers per system node, making it potentially one of the industry’s most powerful and robust video delivery systems. The VSS product line is based on industry standard fiber interfaces that use a service provider’s embedded network infrastructure of ATM-based DSLAMs and DLCs while providing a path to new IP-based DSLAMs, DLCs, FTTH systems.

AveonTM Element Management System

Our Aveon Element Management System enables the service provider to configure and monitor Astria CP and RCP systems across wide area networks. The ability to use Aveon to create a single network view of the system gives service providers a simple to use yet powerful tool for controlling all aspects of operating a video network from a single management location.

Video Trunking Systems

Our M2-T300 product line incorporates a flexible architecture to support multiple input or output video channels. It is based on a 5-slot, 7-inch high chassis with a variety of encoding, decoding and network options available. A number of encoding options are available ranging from MPEG-1 at 400 kbps to MPEG-2 4:2:2  @ML at 40 Mbps. Network options include DVB/ASI for satellite operations, ATM options for terrestrial switched applications, or DS-3/E-3 for point-to-point applications. An embedded web server controls and manages the M2 product line via an intuitive web-based graphical user interface, enabling administration of the product from any location on an IP network.

Our M2-400 product line now under development, and scheduled to be available in the second quarter of 2003, is intended to supercede our M2-T300 products. It is intended to be our premier video trunking system for delivering mission critical, high-quality MPEG video in real-time for private network applications. The M2-400 system will be the latest in a long line of video trunking products that began with the devices first used to transport video over long distances via fiber optics from the 1980 Winter Olympics in Lake Placid, New York to broadcast studios located in New York City. As with the M2-T300, each M2-400 chassis is designed to hold multiple encoders, decoders and network interfaces. Whereas the M2-T300 product line only supported DVB/ASI and ATM interfaces, the M2-400 is also being designed to support a 100/1000 Base-T Ethemet network interface. The web-based management of the M2-T300 is being extended to the M2-400 and the M2-400 is also designed to integrate with third-party scheduling software for video conferencing applications.

Private Broadband Data Systems

For high-speed video or data applications across private networks, our IntelliPOP 5000 product line offers a compact, easy-to-deploy stackable VDSL system that can grow from 12 ports to over one hundred ports per system. Up to 26 Mbps of transport capacity can be provided over ordinary telephone lines at distances up to 3,500 feet.

For HSIA MTU applications, our Expresso line of products, using proprietary HomeRun or LongRun transmission technology, provide low-cost, plug and play Ethernet solutions that can deliver HSIA to multiple nodes over a single pair of copper wire simultaneously being used for telephone service.

Our XL line of Ethernet extension products is often used by individual enterprises to extend their Ethernet networks over distances that can not be accommodated by standard Ethernet wiring. Various XL products operate over distances of up to 20,000 feet and at bit rates up to 10 Mbps, all over a single pair of ordinary telephone wires.

Our transport products are augmented by our Expresso SMS which authenticates users, manages bandwidth and IP addresses, and processes credit card or password information for billing purposes. SMS systems are typically found in hotels that offer HSIA service to guests, in campus housing complexes to manage HSIA access, and in wireless “hot spots” such as hotel lobbies and Internet cafes.

Overall System Level Design Criteria

Our various systems and product lines are designed to incorporate technical standards developed by worldwide organizations, including International Telecommunications Union, Institute of Electrical and Electronic Engineers, American National Standards Institute, or ANSI, European Telecommunications Standards Institute, or ETSI, and the Full-Service VDSL (FS-VDSL) Committee. Important capabilities supported by these standards include ATM QoS, MPEG encoding, Internet Group Management Protocol (IGMP), Dynamic Host Configuration Protocol (DHCP), Network Address Translation (NAT), and IP protocol stack/encapsulation over ATM. To build upon these standards and to further enhance our products’ service capabilities, we use proprietary rate control techniques and other bandwidth management techniques to allow service providers to efficiently create and deploy new service packages for additional revenue opportunities.

Our Signature SwitchTM technology in particular manages bandwidth all the way to and from the end-user appliance or application. The added flexibility afforded by the Signature Switch technology can allow instantaneous creation and manipulation of bandwidth guarantees so that consumers can purchase bandwidth on demand for their critical applications. Most importantly, we believe that Signature Switch technology can be extended to support a variety of wholesale and retail business models by enabling a “wholesale” service provider to partition subscribers, and particular applications and devices with a subscriber’s premises, among multiple “retail” service providers in a secure and guaranteed manner. We are currently investigating several opportunities for embedding Signature Switch into new products for service providers.

Strategy

Our objective is to be the dominant provider of advanced video-based content processing solutions for the delivery of broadcast and on-demand video services to residential customers over telephony networks. Key elements of our business strategy are as follows:

Continue Our Market Leadership in Digital TV Head-end Markets

Today, Tut Systems enjoys over a seventy-five percent market share in the market for digital TV head-ends among telephone companies in the United States. Over 30 Astria systems have been deployed as of December 31, 2002 serving over 50 IOCs. Our strategy is to maintain this leadership position with continued enhancements to the Astria product line as larger telephone companies, both domestic and international, begin to introduce bundled voice/data/video services. The Astria product line is designed to support the standards, feature requirements, and business objectives of the FS-VDSL Committee of major ILECs and PTTs. It is also designed to take rapid advantage of new technologies emerging such as MPEG-4 video compression.

To deliver a complete end-to-end video solution, we are partnering with leading industry vendors that provide key system elements such as broadband access systems, set-top boxes, VOD systems and service software that, together with our Astria content processor products, provide a complete video solution. Therefore, our business development and strategic marketing efforts will focus on working with such partners to facilitate a cost-effective, ready-to-deploy, high-performance solution based on FS-VDSL architecture and business requirements. Our strategy with these partners is to allow any video content (e.g., broadcast TV, video- on-demand, streaming media from the Internet) to be carried over any network (IP or ATM, fiber, coax, or copper) to any device (e.g., TV, PC, personal digital assistant).

Grow Our Market Position in Video Trunking Markets

Our M2 product line of video trunking products has achieved success among US and Chinese government organizations for video surveillance and for video conferencing and broadcast applications. We intend to incorporate technologies developed for our Astria product line into our video trunking products for continued success among our current customers. We intend to partner with other industry vendors for applications among new potential customers, such as large corporations and educational institutions. We intend to expand and further specialize our video trunking products to the surveillance and broadcast TV backhaul applications and we will seek new distribution channels for the M2 product line.

Continue Penetration of Private Broadband Markets with Expresso and IntelliPOP5000 Products

We believe that our Expresso product line will continue to be deployed for HSIA-based MTU applications and that our IntelliPOP 5000 system will be deployed for high-speed data and video applications in commercial environments. Our MTU marketing efforts stress that the Signature Switch technology embedded in the IntelliPOP 5000 offers a high performance VDSL system for commercial applications in terms of delivering guaranteed QoS bandwidth per user, per device, and/or per application. Our Expresso SMS subscriber management system is being marketed to and deployed in hotel fixed-line applications and in 802.11b wireless “hot spot” applications.

Continue to Develop Advanced Service Capabilities of our Products and Systems

A combination of business needs and regulatory requirements compels many large, incumbent carriers to support both a wholesale and retail service model across multiple voice, video and data services. We believe that we can facilitate such a business model through our Signature Switch technology. As our Signature Switch technology evolves and becomes embedded in products for ILEC applications, it may provide a more flexible and effective alternative to monolithic, first-generation, transport-only broadband access systems. By enabling the key functions of service selection and service management to be distributed closer to the edge of a service provider’s network, Signature Switch can provide the service provider with greater control over the number and type of broadband services that can be delivered on both a wholesale and retail basis.

Expand Sales Efforts to focus on Large Incumbent Service Providers

We will continue to maintain and grow our video-based IOC business directly and our data-based MTU business through competitive service providers, integrators and distributors worldwide. Additionally, we are strengthening our direct sales force to focus on major domestic and international ILECs who see a need for full-service broadband deployment. Our primary focus is on the largest service providers in North America and Europe. We will use and add distributors, agents, and partners internationally as needed to penetrate specific countries or markets.

Core Technologies and Products

We continue to build upon our core competencies in video compression and IP-based data systems to deliver high quality digital broadcast and interactive video systems to support our expanded focus on the markets for residential bundled video and data services. Our products enable the delivery of broadcast video, video-on-demand, video conferencing and high-speed Internet data services as a bundled service offering over existing copper telephone lines or FTTH networks.

Video Content Processing Systems

Astria CP

The Astria CP is based on a highly-reliable, carrier-grade 16-slot chassis that supports a variety of interface and processing modules necessary to enable a complete digital head-end. All modules are software configurable to support multiple applications. The control CPU and power supply are available in redundant configurations for the highest reliability applications. Power supplies are available in AC or DC configurations. Software licenses are available to enable the various forms of de-multiplexing, encoding, decoding, rate shaping, and rate converting that are covered by either our patents and/or third-party patents.

The Astria CP supports a variety of interfaces that enable service providers to both leverage their existing network infrastructure and migrate to newer infrastructures. Encoder input interfaces may be analog or digital. Digital interfaces may be MPEG over asynchronous serial interface (ASI), digital head-end extended interface (DHEI), ATM, or IP protocols. Output streams may be directed over IP, ATM, IP or ATM, or DVB-ASI networks. The CP also supports a variety of coding and processing techniques, including direct encoding of analog streams, rate converting of digital streams from variable bit rate to CBR, rate shaping high bit rate streams to lower bit rates, and protocol conversion between ATM and IP formats. The wide variety of options available with Astria lowers the total cost of operations to a service provider in that a single platform can be used to support the many different applications that a typical service provider needs, and this platform can be upgraded to support new applications, such as MPEG-4, in the future.

Astria RCP

The Astria RCP is similar to the CP in form but is intended for remote, not head-end deployments. Service providers can deploy a centralized Astria CP feeding multiple Astria RCPs over a fiber ring network. The RCP can encode local analog video channels and convert ATM backbone traffic to local IP traffic, or vice versa, but it is not designed to process digital satellite-fed signals.

Astria VSS

Our Astria VSS system is under development and scheduled for release in the second quarter of 2003. It is a carrier-class, network equipment building specification-level 3 (NEBS-3) chassis with 4 input slots and 10 output slots for network interface modules. The network modules that will be available upon first release include a quad optical carrier - level 3 (OC-3c) module and an OC-12c module with a gigabit ethernet (GbE) module scheduled for later release. Redundant control modules will be available and all modules are planned to be hot swappable for maximum reliability and uptime. The Astria VSS is purposely designed to support the distribution of broadcast video signals, and it is expected to be significantly more cost-effective for the service provider than the present alternative of using high-end, general-purpose IP routers or ATM switches for broadcast video distribution.

Our VSS system is designed to remove the complexity of networking for service providers and allows service providers to mix and match IP and ATM equipment from different vendors into a consistent, cost-effective service platform. For example, Astria VSS is designed take MPEG video streams off of an ATM-based fiber ring and simultaneously distribute these signals to an embedded base of ATM DSLAMs, new Ethernet DLCs, and IP-based passive optical networks (PONs) all while interfacing to a local IP-based VOD server.

In addition to simply distributing video streams across multiple access infrastructures, the VSS may provide enhanced value through support of IGMP multicasting. This may allow the present version of “dumb” DSLAMs to support broadcast TV by effectively doing all of the required TV channel changing behind the DSLAM. Thus older DSLAMs do not need to be upgraded to support advanced services. The VSS can also aggregate all of the high-speed Internet traffic to/from the DSLAM and thereby reduce the overall network cost of backbone facilities.

Video Trunking Systems

The M2-400 currently under development is designed to be our premier product in the video trunking product line. The M2-400 design is based on a small, modular chassis capable of supporting multiple MPEG-2 encoders, decoders, and/or satellite interfaces. Its key features will include low latency of encoded streams, support for tele-text and closed captioning, software provisioning of bit rate, MPEG format, and video resolution, and a software upgrade path to MPEG-4. Any combination of up to 10 encoders and/or 20 decoders can be deployed within a single 7” high chassis. Both AC and DC power options will be available. Compressed streams may be outputted in ATM or IP over ATM formats over DS-3 or OC-3 links or in IP format over 10, 100, or 1000 Mbps Ethernet links.

Private Broadband Data Systems

IntelliPOP 5000

The IntelliPOP 5000 system includes the IntelliPOP 5212 12-port Service Gateway, IntelliPOP 5224 24-port Service Gateway, IntelliPOP 5102 Service Access Unit and the 5112 Service Adapter. A comprehensive Tut Management System (TMS) allows full utilization of the Signature Switch based service management aspects of IntelliPOP. The IntelliPOP 5212 Service Gateway is a compact, stackable service platform based on VDSL technology that combines the functionality of an edge router, a high-speed switch and an access multiplexer with powerful bandwidth management tools to distribute multiple IP-based services to individual tenants throughout a small or mid- sized commercial building. The IntelliPOP 5212 Service Gateway incorporates 12 VDSL-based line-side ports, each of which can deliver up to 15 Mbps of symmetric bandwidth to an IntelliPOP 5102 customer premises unit. The IntelliPOP 5102 Service Access Unit includes two standard Ethernet ports for interfacing with a variety of end-user devices and/or networks.

Expresso System Products

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

HomeRun creates a cost-effective Ethernet local area network, or LAN, over the random topology of home telephone wires, without disturbing existing telephone service. With HomeRun, multiple devices can share peripherals and/or a single high-speed Internet access connection on a 1 Mbps Ethernet LAN. HomeRun is designed to operate at distances up to 500 feet.

LongRun shares similar modulation techniques with HomeRun but operates at lower baseband frequencies to provide improved performance in the presence of intra-system crosstalk and coverage of longer distances that may be found in many apartment, hotel, and university dormitory complexes. LongRun is intended to operate at distances up to 2,500 feet.

An Expresso MDU system consists of a compact, modular central-site shelf with a simple network management protocol (SNMP) management card, and optional multiplexing cards, and up to 17 symmetric DSL (SDSL), HomeRun or LongRun line cards. To provide service to small apartment buildings spread across a garden-style complex in which there is no central wiring point, we developed the Expresso MDU Lite and the Expresso LongRun MDU Lite. The Expresso MDU Lite contains either eight ports of HomeRun or eight ports of LongRun. Multiple units may be connected together to support more than eight subscribers, and these units may be connected back to a central point via LongRun copper-based products, coax-based cable modems, or radio-based modems.

Our Expresso SMS 2000 and companion Expresso OCS (operations center software) system provide plug-and-play functionality, subscriber management, network address translation, credit card billing, and other functions for the MTU market. The Expresso SMS 2000 system runs on a Red Hat Linux operating system, is typically located on the premises of an MTU complex and supports up to 800 simultaneous user sessions per unit. The centralized Expresso OCS system is a software package that runs on a standard personal computer platform. Each Expresso OCS system can manage up to 300 remote Expresso SMS systems, providing central credit card billing interfaces, accounting records, and access to the accounting and policy databases most often used by competitive local exchange carriers (CLECs) and Internet service providers.

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

Customers and Markets

We develop, market and focus our sales efforts to service providers for video content processing systems, to service providers and systems integrators for video trunking systems and to system integrators for private broadband systems.

Service Providers

Over 50 independent operating companies in the United States now use our Astria products to deliver digital TV over xDSL and other broadband networks. Our customers include a cross-section of small, medium and large telecommunications companies in the United States and Europe. VTC’s first commercially deployed digital head-end was at Chibardun Telephone Cooperative in Dallas, Wisconsin in 2000. In 2002, Telenor AS, Norway’s largest telecommunications provider, with more than 1.8 million customers, launched digital TV services over its ADSL and VDSL networks using an Astria CP.

We expect the small to medium size IOCs in the United States to remain the primary near-term market for Astria products as the larger ILECs and PTTs continue to investigate the market for DSL-based video services.

System Integrators

We market our private broadband data systems to domestic and international system integrators who in turn market and sell our products to educational and government institutions, to small to large commercial enterprises, and to regional competitive service providers and national carriers. Our systems integrators range from small local companies to volume distributors such as Ingram Micro, to country-specific integrators such as Rikei in Japan, and to international integrators such as Enterasys and Siemens in Europe.

Marketing, Sales and Customer Support

Marketing

We seek to increase demand for our products and to expand both the visibility of the company and our products in the market. In addition to customer-specific sales efforts, our marketing activities include attendance at major industry tradeshows and conferences, the distribution of sales and product literature, operation of a web site, direct marketing and ongoing communications with our customers, the press, and industry analysts. As appropriate, we enter into cooperative marketing and/or development agreements with strategic partners that may include key customers, semiconductor manufacturers, radio, fiber, or video equipment manufacturers, set-top box manufacturers, and others.

Sales

We sell our products through multiple sales channels in the United States, including a select group of regional value added resellers, system integrators and distributors, data networking catalogs and directly to service providers. Internationally, we sell and market our products through sales agents, systems integrators and distributors. In 1999, we opened a sales office in the United Kingdom, and, with the acquisition of VideoTele.com, we now have a sales presence in China. For the year ended December 31, 2002, we derived approximately 43% of our revenue from customers outside of the United States. We believe that our products can serve a substantial market for digital video and high-speed data access products outside of the United States.

Customer Support

We believe that consistent high-quality service and support is a key factor in attracting and retaining customers. Service and technical support of our products is coordinated by our customer support organization. Our Systems Application Engineers, located in each of our sales regions, support pre-sales and post-sales activities. Customers can also access technical information and receive technical support via our web site.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products through our emphasis on early stage system engineering. The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies, such as the FS-VDSL Committee and MPEG-4 Industry Forum. Key elements of our research and development strategy include:

•	Core Designs. We seek to develop and/or acquire platform architectures and core designs that allow for cost-effective deployment and flexible upgrades that meet the needs of multiple markets and applications. These designs emphasize quick time to market and future cost reduction potential. The Astria, Expresso GS/MDU and IntelliPOP platforms are a direct result of this strategy.

•	Product Line Extensions. We seek to extend our existing product lines through product modifications and enhancements in order to meet the needs of particular customers and markets. Products resulting from our product line extension efforts include the Astria RCP and the M2-400.

•	Use of Industry Standard Components. Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods and reduce the risks inherent in new design. We maximize the use of third party software for operating systems and certain protocol stacks, which allows our software engineers to concentrate on hardware-specific drivers, user interface software and advanced features.

•	New Technologies. We seek to enhance our product lines by incorporating emerging technologies, such as MPEG-4, higher speed fiber interfaces and new network management software features. Our Astria VSS system utilizes certain technology obtained from our ViaGate Technologies, Inc. (ViaGate) acquisition, and our IntelliPOP suite of products is designed to utilize technology from our Vintel Communications, Inc. (Vintel) and Xstreamis Limited (Xstreamis) acquisitions. Additionally, our active involvement in industry based standards associations, such as the MPEG-4 standards body and the Full Service-VDSL Committee, enables us to incorporate recommended platform architectures and standards into our technology.

As a result of our acquisition of VTC, we have curtailed developments directly related to VDSL-line technologies while initiating new development efforts related to video compression technologies.

Expenditures for research and development in fiscal 2002 were $12,337,000, compared to $15,044,000 in fiscal 2001 and $17,149,000 in fiscal 2000. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products to enhance our competitive position.

Manufacturing

We do not manufacture any of our own products. We rely on contract manufacturers to assemble, test and package our products. We require International Organization for Standardization (ISO) 9002 registration for these contract manufacturers as a condition of qualification. We monitor each contractor’s manufacturing process performance through audits, testing and inspections. Each contractor’s quality is also rigorously assessed through incoming testing and inspection of packaged products received from each contractor. In addition, we monitor the reliability of our products through in-house repair, reliability audit testing and field data analysis.

We currently purchase a substantial portion of the raw materials and components used in our products through contract manufacturers. We forecast our product requirements to maintain sufficient product inventory to ensure that we can meet the required delivery times demanded by our customers. Our future success will depend in significant part on our ability to obtain manufacturing on time, at low costs and in sufficient quantities to meet demand.

Competition

Within our traditional market for private broadband products, intense price competition in certain areas of the Asia-Pacific has decreased our market opportunity significantly in these areas. Our sales declines in the North American market for private broadband data systems have less to do with competition and more to do with the deteriorating economics of the CLEC market, which has reduced customer demand from this segment of the market. To maintain a competitive position in our traditional market, we have focused our product efforts on cost reduction, feature enhancements for particular vertical markets, and working with large, established systems integrators in Europe.

The service provider market for video systems, represented by the incumbent carriers, is characterized by small IOCs that tend to readily adopt new technologies and enter new markets, and the larger incumbents, such as the RBOCs and PTTs, that take longer to make decisions and deploy new technology and services. Both markets are equally competitive with many of the competitive factors influencing procurement decisions external to the technology and outside of our control, such as:

•	competition against large multinational suppliers who have both a track record and a large embedded base of ancillary technology;

•	incumbent carriers’ desire to try to make embedded systems meet demand for new services through future enhancements or upgrades rather than deploying new systems;

•	long evaluation cycles and expensive third-party testing requirements for new technology; and

•	lack of certainty regarding certain regulatory schemes that impact our markets, which create a potential roadblock to rapid technology adoption.

In order to continue to be competitive in service provider markets, we believe that our company must continue to adhere to the following principles:

•	conform our products to industry standards wherever possible;

•	offer a sufficient breadth of product lines to address the needs of the market;

•	continue to incorporate additional product features and enhancements in our products, including improvements in product performance, reliability, size, and scalability;

•	continue to design and manufacture our products with a focus on low cost and ease of deployment and use;

•	continue to increase the effectiveness of our sales and distribution capability;

•	continue to provide technical support; and

•	respond quickly to service and general industry and economic conditions.

Although we believe that we currently compete favorably with respect to all of these factors, there can be no assurance that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. We expect that competition in each of our markets will increase in the future.

Many of our competitors are private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing and marketing new products than we can. In addition, these companies may become targets for acquisition by larger companies, in which case we would face competitors that would have substantially greater name recognition and technical, financial and marketing resources than we do. Such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures that we face will not harm our business, financial condition, results of operations or cash flows.

Backlog

As a result of our November 2002 acquisition of VTC, we acquired business and product lines with which we historically have little management, sales and operational experience. In addition, as with purchase orders for our legacy products, all open purchase orders for VTC products are cancelable by the customers at any time until delivery of the product to and acceptance of the product by the customer. Therefore, while we currently have backlog of our products, we do not believe that product backlog provides a meaningful indicator of future sales trends and is not material to an understanding of our overall business.

Proprietary Rights

Our success and ability to compete depends in part upon on proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We currently hold 45 United States patents and have 25 United States patent applications pending. Furthermore, as a result of our acquisition of VTC, we have gained access to all pertinent video-based patents held by Tektronix as of the date of acquisition. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products. We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. The steps we take in this regard may be inadequate to prevent misappropriation of our technology, and our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of those claims. No assurance can be given that any necessary licenses will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

Employees

As of December 31, 2002, we employed 122 people, including:

•	8 in operations;

•	45 in sales, marketing and customer support;

•	51 in research and development; and

•	18 in finance, administration and information technology support.

None of our employees are represented by a labor union and we have experienced no work stoppages to date.

Geographic Information

A summary of domestic and international financial data is set forth in Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and foreign operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock,” in Item 7, which is incorporated herein by reference.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.tutsystems.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2.    PROPERTIES

Our principal administrative and engineering facility totaling approximately 22,450 square feet is located in Lake Oswego, Oregon. In addition, we entered into a lease agreement in December 2002 for our principal executive facility totaling approximately 17,000 square feet, which is located in Pleasanton, California. The lease for the Lake Oswego facility expires in July 2005, and the lease for the Pleasanton facility expires in December 2003. We vacated facilities in Bridgewater Township New Jersey in July 2002 and moved from our Pleasanton facility located at 5964 West Las Positas Blvd., Pleasanton, California in December 2002. The costs for terminating these facilities leases were included as part of our restructuring costs recorded in the third and fourth quarters of 2002, respectively. We have two minor facilities in the United Kingdom that are leased month-to-month. Selling, marketing, operational and research and development activities are conducted at all our facilities. We believe that our facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against Tut Systems, Inc. and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about its business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cashflows.

In March 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. There has not been a response filed to the complaint, discovery has not commenced, and no trial date has been established.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company’s suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint sought damages in the amount of $10,469,000. The Company settled this case on December 20, 2002 and the related costs have been recorded in the consolidated financial statements.

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March

23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss and the case will now proceed to discovery. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cashflows.

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

Our common stock has been quoted on the Nasdaq National Market under the symbol “TUTS” since our initial public offering in January 1999. The following table sets forth, for the periods indicated, the low and high closing sales prices per share of the common stock by quarter for 2001 and 2002, as reported on the Nasdaq National Market.

	Low	High
2001:
First Quarter	$2.94	$8.13
Second Quarter	1.49	3.30
Third Quarter	0.61	1.68
Fourth Quarter	0.61	2.40
2002:
First Quarter	1.27	2.44
Second Quarter	1.43	1.90
Third Quarter	0.67	1.68
Fourth Quarter	$0.49	$1.75

On March 27, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $1.48 per share. As of March 27, 2003, there were 19,805,041 shares of our common stock outstanding and approximately 314 holders of record of our common stock.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
	(unaudited)
Statement of Operations Data:
Total revenues	$9,371	$13,748	$71,991	$27,807	$10,555
Total cost of goods sold	13,909 (1)	40,489 (2)	69,983 (3)	15,459	5,809

Gross (loss) margin	(4,538)	(26,741)	2,008	12,348	4,746

Operating expenses:
Sales and marketing	8,695	12,413	19,945	10,523	8,462
Research and development	12,337	15,044	17,149	7,618	6,200
General and administrative	5,060	10,148	34,487 (4)	4,884	4,040
Restructuring costs	9,147	2,311	—	—	—
In-process research and development	562	1,160	800	2,600	—
Impairment of intangibles and goodwill	—	32,551	—	—	—
Amortization of intangibles and goodwill	1,304	8,085	7,623	52	—

Total operating expenses	37,105	81,712	80,004	25,677	18,702

Loss from operations	(41,643)	(108,453)	(77,996)	(13,329)	(13,956)
Impairment of certain equity investments	(592)	—	(3,100)	—	—
Interest and other income, net	610	4,127	6,998	1,595	209

Net loss	(41,625)	(104,326)	(74,098)	(11,734)	(13,747)
Dividend accretion on preferred stock	—	—	—	(235)	(2,584)

Net loss attributable to common stockholders	$(41,625)	$(104,326)	$(74,098)	$(11,969)	$(16,331)

Net loss per share attributable to common stockholders, basic and diluted	$(2.45)	$(6.39)	$(4.98)	$(1.12)	$(60.71)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	16,957	16,326	14,866	10,729	269

(1)    Includes reserves for excess and obsolete inventory of $7,125 and the write-off of the remaining unamortized royalty balance related to the Balun technology of $542.

(2)    Includes reserves for excess and obsolete inventory of $34,237.

(3)    Includes provision for loss on purchase commitments and abondoned products of $27,223.

(4)    Includes provision for doubtful accounts of $22,546.

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
	(unaudited)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$25,571	$49,367	$102,614	$32,236	$4,452
Working capital	24,396	51,484	110,920	44,416	7,173
Total assets	40,589	78,992	205,588	65,356	15,257
Redeemable convertible preferred stock and warrants	—	—	—	—	45,995
Long-term debt	3,262	—	—	—	4,262
Accumulated deficit	(276,536)	(234,911)	(130,585)	(56,487)	(44,434)
Total stockholders’ equity (deficit)	28,231	66,096	166,173	51,522	(41,839)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but not limited to, statements about (1) our ability to generate income in the digital TV head-end, video trucking and private broadband network markets, (2) our ability to generate income through increases in sales volume and reductions in our manufacturing costs, (3) our expectation that international sales will continue to account for a significant portion of our revenue, (4) our expectation that we will derive material benefits from sales of product lines that we acquired in our acquisitions of third parties, (5) our expectation that we will be able to introduce new products and product enhancements that our customers demand, (6) our expectation that our suppliers and manufacturers would be able to meet such demand from our customers in a timely manner, (7) our expectation that our foreign sales will continue to be denominated primarily in U.S. dollars, (8) our expectation that our research and development activities will continue to represent a significant percentage of our overall fixed operating expenses during 2003, (9) our expectation of how in-process research and development will impact our future results of operations or cash flows, (10) our expectation that our amortization of intangibles will increase in 2003, (11) our anticipation that, in future periods, our working capital expenditures will decrease, (12) our expectation that our cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months, (13) our expectation that our cash flows from operations will increase in 2003, (14) our expectations about future license revenue, (15) our expectation that we will not incur restructuring costs in 2003, (16) our revenue sources, our cash flow and cash position, our expense trends, products and standards development, and our plans, objectives, expectations and intentions and other statements contained herein that are not historical facts. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements reflect current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions. As a result, actual results may differ materially from the forward-looking statements contained herein. Such risks and uncertainties include those set forth below in “Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock.” In particular, see “Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock—We have a history of losses and expect to continue to incur losses in the future,” “—Our operating results may fluctuate significantly, which could cause our stock price to decline,” and “—We are and continue to be affected by poor general economic conditions that have resulted in significantly reduced sales levels and, if such adverse economic conditions continue or worsen, our business, operating results and financial condition will continue to be negatively impacted.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

We design, develop, and sell video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, digital video trunking systems for applications across TV broadcast, government and education facilities, and broadband data transmission systems for application over existing private campus or building facilities.

Historically, most of our sales were derived from our broadband data transmission systems. With our November 2002 acquisition of Video Tele.com (VTC), formerly a subsidiary of Tektronix, Inc., we extended our product offerings to include video content processing and video trunking systems. The acquisition of VTC has resulted in a significant change in the structure, organization and priorities of Tut, including: (1) changes in our organizational structure and employee staffing; (2) establishment of significant operations in Lake Oswego, Oregon, at the prior headquarters location of VTC; (3) the designation of Douglas Shafer, the former President and Chief Executive Officer of VTC, as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Tut Systems; (4) an expansion of sales and marketing efforts to include VTC products; and (5) a reprioritization of Tut Systems’ research and development budget to include the research and development of products acquired by Tut in its acquisition of VTC.

During 2001 and 2002, we reduced the sales prices of some of our products to remain competitive and to reduce our high levels of inventory. Although we have historically been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with additional cost reductions. Also, market developments, including the write down of significant amounts of inventory by competitors and products resold as a result of bankruptcies within the industry, have put increased pressure on the sales prices of our existing inventories. In addition, some of our licensees may sell products based on our technology to our competitors or potential competitors.

Sales to customers outside of the United States accounted for approximately 43.0%, 56.3% and 41.0% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. On average, we expect international sales to represent less than 50% of our revenue. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been primarily denominated in U.S. dollars.

We expect to continue to evaluate product line expansion and new product opportunities, engage in research, development and engineering activities and focus on cost-effective design of our products. Accordingly, we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses.

In February 2000, we acquired FreeGate Corporation (FreeGate) for approximately $25.5 million, consisting of 510,931 shares of our common stock, 19,707 options to acquire shares of our common stock, and acquisition related expenses consisting primarily of investment advisory, legal and other professional service fees and other assumed liabilities. This transaction was treated as a purchase for accounting purposes. FreeGate was located in Sunnyvale, California. FreeGate designed, developed and marketed Internet server appliances combining the functions of IP routing, firewall security, network address translation, secure remote access via VPN networking, and email and web servers on a compact, PC-based platform.

In April 2000, we acquired certain assets of OneWorld Systems, Inc. (OneWorld) for approximately $2.4 million in cash. This transaction was treated as a purchase for accounting purposes. The acquired assets consisted of $1.0 million for acquired workforce, $1.1 million for goodwill and $0.3 million for property and equipment.

In May 2000, we acquired Xstreamis Limited (Xstreamis), formerly Xstreamis, PLC, for $19.6 million, consisting of 439,137 shares of our common stock, 10,863 options to acquire shares of our common stock, $0.1 million in cash and $0.6 million in acquisition related expenses consisting primarily of legal and other professional fees. This transaction was treated as a purchase for accounting purposes. Xstreamis was located in the United Kingdom. Xstreamis provided policy-driven traffic management for high-performance, multimedia networking solutions including routing, switching and bridging functions.

In January 2001, we acquired ActiveTelco, Inc. (ActiveTelco) for approximately $4.9 million, consisting of an aggregate of 321,343 shares of our common stock and 18,657 options to purchase shares of our common stock and acquisition related expenses consisting primarily of legal and other professional fees, assumed ActiveTelco convertible notes in the amount of $0.7 million plus accrued interest and other assumed liabilities of approximately $1.1 million. This transaction was treated as a purchase for accounting purposes. ActiveTelco was located in Fremont, California. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

In September 2001, we acquired certain assets, including some intellectual property rights, from ViaGate Technologies, Inc. (ViaGate) for approximately $0.6 million in cash. This transaction was treated as a purchase of assets for accounting purposes. The acquired patents and technology of ViaGate provide a highly scalable, carrier-class, full service gateway built on standards-based asynchronous transfer mode, or ATM, IP and VDSL technology.

In November 2002, we acquired VideoTele.com, Inc. (VTC) from Tektronix, Inc. (Tektronix) for approximately $7.2 million, consisting of an aggregate of 3.3 million shares of our common stock valued at $3.6 million, acquisition related expenses consisting primarily of legal and other professional fees of $0.3 million, a note payable to Tektronix in the amount of $3.2 million and other assumed liabilities of approximately $1.8 million. This transaction was treated as a purchase for accounting purposes. VTC offers Digital Head-end solutions enabling home entertainment delivery via the broadband Internet.

In connection with our acquisition of VTC, we are contractually obligated to use our commercially reasonable efforts to register on a Form S-3 pursuant to Rule 415(a)(1)(i) under the Securities Act of 1933, as amended, on a continuous or delayed offering the 3.3 million shares of common stock issued to Tektronix no later than May 30, 2003 in order that Tektronix may sell such shares on or after December 1, 2003.

While we expect to derive benefits from sales of product lines that are designed, developed and marketed as a result of these acquisitions, there can be no assurance that we will be able to complete the development and commercial deployment of certain of these products. In January 2001, we decided to abandon future sales of the existing OneGate product that we acquired in the FreeGate acquisition. In April 2001, as part of our cost reduction efforts, we decided not to pursue further incorporation of the related OneGate and other intellectual property acquired from FreeGate into the design of future products. As a result, we took a write down of $2.7 million for abandonment of the related completed technology and patents in the first quarter of 2001. During our impairment review for the third quarter of 2001, we evaluated the present value of future expected cash flows to determine the fair value of our long-lived assets. This evaluation resulted in a write down of $29.9 million of goodwill and other intangible assets. The underlying factors contributing to the decline in expected future cash flows include a continued decline in the telecommunications industry and the indefinite postponement of capital expenditures, especially within the hospitality industry. As of December 31, 2002, our net intangible assets remaining to be amortized were $5.4 million, related to the acquisitions of the ViaGate assets, Xstreamis and VideoTele.com.

In fiscal 2001, we reduced our total workforce by approximately 50% to control overall operating expenses in response to recent declines and expected slower growth in our sales, and we also closed several of our satellite offices. In fiscal 2001 we incurred restructuring charges of $2.3 million related to these restructuring activities. In fiscal 2002, we further reduced our total workforce by an aggregate of approximately 53% in a continued effort to control operating expenses in response to protracted declines in our sales volumes. We incurred restructuring charges of $9.1 million in fiscal 2002, primarily related to the termination of facilities leases and abandonment of related leasehold improvements, property and equipment.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Total revenues	100.0%	100.0%	100.0%
Total cost of goods sold	148.4	294.5	97.2

Gross (loss) margin	(48.4)	(194.5)	2.8

Operating expenses:
Sales and marketing	92.8	90.3	27.7
Research and development	131.7	109.4	23.8
General and administrative	54.0	73.8	47.9
Restructuring costs	97.6	16.8	—
In-process research and development	6.0	8.5	1.1
Impairment of intangibles and goodwill	—	236.8	—
Amortization of intangibles and goodwill	13.9	58.8	10.6

Total operating expenses	396.0	594.4	111.1

Loss from operations	(444.4)	(788.9)	(108.3)
Impairment of certain equity investments	(6.2)	—	(4.3)
Interest and other income (expense), net	6.5	30.1	9.7

Net loss	(444.2)%	(758.8)%	(102.9)%

Years Ended December 31, 2002, 2001 and 2000

Revenue.    We generate revenue primarily from the sale of hardware products, including third-party products, professional services, through the licensing of our HomeRun technology and from the sale of software products. Following our acquisition of VTC in November 2002, we also generated $1.1 million in revenues from turnkey solutions, which are comprised of the sale of digital head-end and video trunking equipment. Our total revenue decreased to $9.4 million for the year ended December 31, 2002 from $13.7 million for the year ended December 31, 2001 and from $72.0 million for the year ended December 31, 2000. Using a year-over-year comparison, the decrease in 2002 compared to 2001 of $4.4 million, or 31.8%, was primarily due to decreased sales of our Expresso MDU products. The market for our products was significantly weaker in 2002 than it was in 2001 because our customers continued to delay or forego capital expenditures for products such as ours. The decrease in 2001 compared to 2000 of $58.2 million, or 80.9%, was also primarily due to a significant decrease in sales of our Expresso MDU products. During the fourth quarter of 2000, our revenue growth slowed substantially due to (i) several key customers who, in the latter part of the fourth quarter of 2000, experienced a rapid deterioration in their ability to obtain additional capital and, as a result, severely curtailed or halted their purchases of our product, and (ii) reduced sales volume in the Korean market. The fourth quarter of 2000 revenue declines resulted in fourth quarter revenues of $5.9 million compared with revenues of $66.1 million for the first three quarters of 2000 in aggregate. These developments were not unique to us and have continued in conjunction with a general and protracted downturn in the telecommunications market throughout 2001 and 2002, affecting our ability to generate comparatively similar levels of sales. In certain instances, these developments made collection of receivables less certain and required us to defer revenue until cash was collected. During the third quarter of 2001, our revenue growth further slowed due to an increase in the number of customers and potential customers, particularly within the hospitality industry, that indefinitely postponed capital expenditures after the events surrounding September 11, 2001 and in reaction to continued weak demand from their own end customers.

License and royalty revenue decreased to $0.8 million for the year ended December 31, 2002 from $0.9 million for the year ended December 31, 2001 and from $2.0 million for the year ended December 31, 2000. The slight decrease in 2002 compared to 2001 of $0.1 million, or 10.5%, and the decrease in 2001 compared to 2000 of $1.1 million, or 56.1%, were primarily due to decreases in royalty payments on license agreements. We did not enter into any new license or royalty agreements during 2002 or 2001. We entered into one new license and royalty agreement during 2000.

Cost of Goods Sold/Gross (Loss) Margin

Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, test and quality assurance for products, and the cost of licensed technology included in the products. Our cost of goods sold decreased to $13.9 million in 2002, from $40.5 million for 2001 and from $70.0 million in 2000. The decrease in 2002 compared to 2001 of $26.6 million, or 65.6%, was primarily due to the lower provision for excess and obsolete inventory in 2002 of $7.1 million compared to $34.2 million in 2001, decreased sales of our Expresso MDU products and lower fixed manufacturing costs due to cost reductions resulting from our restructuring efforts. The decrease in 2001 compared to 2000 of $29.5 million, or 42.1%, was primarily due to decreased sales of our Expresso MDU products. The provision for excess and obsolete inventory in 2001 of $34.2 million was comparable to the provision for loss on purchase commitments and abandoned products of $27.2 million in 2000.

Gross margin as a percentage of revenue, improved to (48.4)% of revenue for the year ended December 31, 2002 from (194.5)% of revenue for the year ended December 31, 2001, and decreased from 2.8% of revenue for the year ended December 31, 2000. The improvement in 2002 compared to 2001 of 146.1% was due primarily to the decrease in the provision for excess and obsolete inventory in 2002 when compared to 2001, lower fixed manufacturing costs due to cost reductions resulting from our restructuring efforts offset by overall sales volume decreases in 2002 and sales price reductions on some of our Expresso MDU products. The decrease in 2001 compared to 2000 of 197.3% was due primarily to significant sales volume decreases on our Expresso MDU products in 2001 when compared to 2000.

During 2002, we recorded reserves for excess and obsolete inventory totaling $7.1 million. These reserves were primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future, based on the continued decline in the telecommunications market and current economic conditions.

During 2001, we recorded reserves for excess and obsolete inventory totaling $34.2 million. $29.9 million of these reserves were primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future. Market developments over the past two years, including the write down of significant amounts of inventory by competitors, the proliferation of products resold as a result of bankruptcies within the industry, continued slowdown in the telecommunications market and more recently, the indefinite postponement of capital expenditures, especially within the hospitality industry, have contributed to substantial uncertainties related to the value of these inventories. During 2001, we also recorded additional reserves of $4.3 million for excess and obsolete inventory as a part of our normal business operations and product inventory assessments.

During the fourth quarter of 2000, we recognized a charge related to provision for loss on purchase commitments and abandoned product lines of $27.2 million. This provision covered estimated costs for the cancellation of inventory purchase commitments that resulted from industry slow downs of large scale deployments in the MTU market and actual costs of inventory of abandoned product lines no longer deemed essential to our core technologies in the future. The cost of these abandoned products was $8.2 million and included OneGate products, certain Expresso GS line cards and routers, and certain subscriber management software. During 2001, we reversed $2.9 million of the provision for loss on purchase commitments against cost of goods sold and we paid our suppliers $11.8 million upon receipt of raw material components related to our provision of loss on purchase commitments recorded in the fourth quarter of 2000. At December 31, 2001, these components were included in inventory offset by the provision for $11.8 million. There were no additional provisions recorded in 2001 related to these raw material components. In 2001, cost of goods sold also included approximately $0.5 million for the sale of raw materials previously reserved through the loss on purchase commitments. During 2002, we reversed $0.7 million of the provision for loss on purchase commitments against cost of goods sold due to a favorable negotiation with one of our former contract manufacturers.

Sales and Marketing.    Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support, travel, trade shows, promotions and outside services. Our sales and marketing expenses decreased to $8.7 million for the year ended December 31, 2002 from $12.4 million for the year ended December 31, 2001 and from $19.9 million for the year ended December 31, 2000. The decrease in 2002 when compared to 2001 of $3.7 million, or 30.0%, was primarily due to workforce reductions related to our restructurings, which resulted in a year-over-year decrease of $2.0 million of personnel related costs, a $0.5 million decrease in travel related expenses and a $0.4 million decrease in consulting expenses. The decrease in 2002 was also due to the year over year $0.4 million decrease in commission expenses resulting from decreased revenues in 2002 when compared to 2001. The decrease in 2001 when compared to 2000 of $7.5 million, or 37.8%, was primarily due to workforce reductions related to our restructurings, which resulted in a year-over-year decrease of $1.0 million of personnel related costs, a $2.9 million decrease in marketing related expenses (trade shows, channel marketing, mailings and public relations), a $0.5 million decrease in travel related expenses, a $0.5 million decrease in supplies and small equipment expense and a $2.0 million decrease in consulting expenses. The decrease in 2001 was also due to the year over year $1.3 million decrease in commission expenses resulting from decreased revenues in 2001 when compared to 2000.

Research and Development.    Research and development expense consists primarily of personnel costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as they are incurred. Our research and development expenses decreased to $12.3 million for the year ended December 31, 2002 from $15.0 million for the year ended December 31, 2001 and from $17.1 million for the year ended December 31, 2000. The decrease in 2002 when compared to 2001 of $2.7 million, or 18.0%, was primarily due to workforce reductions related to our restructurings, which resulted in a year-over-year decrease of $2.1 million of personnel related costs, a $0.8 million decrease in consulting expenses, $0.3 million reduction in facilities expenses and a $0.1 million decrease in travel related expenses. The decrease in 2002 was also due to the year over year $0.5 million decrease in noncash compensation expense comprised of amortization of deferred compensation and note receivable forgiveness in 2002 when compared to 2001. These decreases were offset by a $0.8 million increase in project materials expenses in 2002 when compared to 2001. The decrease in 2001 when compared to 2000 of $2.1 million, or 12.3%, was primarily due to workforce reductions related to our restructurings, which resulted in a year-over-year decrease of $0.3 million of personnel related costs, a $1.8 million decrease in consulting expenses, a $1.0 million decrease in project materials expenses. The decrease in 2001 was also due to the year over year $0.6 million decrease in noncash compensation expense comprised of amortization of deferred compensation and note receivable forgiveness in 2001 when compared to 2000. These decreases were offset by a $0.6 million increase in depreciation expense and a $1.0 million increase in facilities and infrastructure expenses in 2001 when compared to 2000. The research and development expenses of FreeGate, Xstreamis and ActiveTelco and VTC were consolidated with our expenses for the periods subsequent to the respective February 2000, May 2000, January 2001 and November 2002 acquisitions. Additionally, in 2002, 2001 and 2000, we amortized to research and development $0.1 million, $0.8 million and $2.0 million, respectively, of deferred compensation and notes receivable related to restricted stock granted to certain FreeGate, OneWorld and ActiveTelco employees. As of December 31, 2002, there were no remaining balances related to deferred compensation and notes receivable that were recorded as a reduction of equity in the balance sheet. Research and development expenses decreased in absolute dollars in 2002 and 2001 as a result of our continued focus on cost saving measures. We expect research and development activities to represent a significant percentage of our overall fixed operating expenses during 2003.

General and Administrative.    General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expenses decreased to $5.1 million for the year ended December 31, 2002 from $10.1 million for the year ended December 31, 2001 and from $34.5 million for the year ended December 31, 2000. The decrease in 2002 when compared to 2001 of $5.1 million, or 50.1%, was primarily due to workforce reductions related to our restructurings, which resulted in a year-over-year decrease of $1.3 million of personnel related costs, a $1.3 million decrease in consulting expenses, a $0.9 million decrease in bad debt expense, a $0.8 million decrease in bad debt recovery and a $0.5 million decrease in depreciation expense. The decrease in 2001 when compared to 2000 of $24.3 million, or 70.6%, was primarily due to the net bad debt recovery of $1.0 million in 2001 compared to bad debt expense of $22.5 million recorded in 2000. The decrease in 2001 was also due to workforce reductions related to our restructurings, which resulted in a year-over-year decrease of $0.5 million of personnel related costs and a decrease in depreciation expense of $0.7 million. These decreases were offset by a $1.0 million increase in insurance costs and a $0.3 million increase in consulting expense in 2001 when compared to 2000.

Restructuring Costs.    We incurred restructuring costs of $9.1 million for the year ended December 31, 2002 and $2.3 million for the year ended December 31, 2001. We did not incur any restructuring costs in 2000.

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

In August 2002, we announced a restructuring program which included a workforce reduction, closure of our New Jersey research and development facility, and disposal of certain of our fixed assets. As a result of this restructuring program, we recorded restructuring costs of $0.9 million in the third quarter of 2002. These restructuring costs were comprised of $0.5 million in workforce reduction charges relating primarily to severance and fringe benefits and $0.4 million relating to closure of the New Jersey facility. In November 2002, we announced a restructuring program that included a workforce reduction, the termination of our Pleasanton, California headquarters facility lease and disposal of certain fixed assets. As a result of this restructuring program, we recorded restructuring costs of $8.3 million, comprising severance and outplacement expenses of approximately $0.6 million, costs to terminate the Pleasanton, California facility lease of $2.4 million, $2.3 million for abandonment of leasehold improvements, $2.4 million for abandonment of fixed assets and $0.5 million to terminate various equipment leases. As of December 31, 2002, we had a remaining restructuring accrual of $0.5 million related to costs to terminate various equipment leases and severance payments, which was paid in the first quarter of 2003. The workforce reduction as a result of fiscal 2002 restructurings was approximately 53%. Our workforce reductions in 2002 and 2001 arose from an effort to control overall operating expenses in response to recent declines and expected slower growth in our sales. We do not expect to incur restructuring costs in 2003.

In-Process Research and Development.    Amounts expensed as in-process research and development were $0.6 million in 2002, $1.2 million in 2001 and $0.8 million in 2000, and were related to in-process research and development purchased from VTC, ActiveTelco and FreeGate, respectively.

In-Process Research and Development, VTC.    Amounts expensed as in-process research and development were $0.6 million for the year ended December 31, 2002 and were related to in-process research and development purchased from VTC during the fourth quarter of 2002. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 20%, 40% and 50% for the Astria, M2 and software product lines, respectively. The value of this in-process technology was determined by estimating the cost to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of

30%. Research and development costs to bring in-process technology from VTC to technological feasibility are estimated to be $1.0 million and are expected to be completed in 2003.

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

In-Process Research and Development, FreeGate.    Amounts expensed as in-process research and development were $0.8 million for the year ended December 31, 2000 and were related to in-process research and development purchased from FreeGate. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the cost to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. We abandoned the in-process research and development associated with FreeGate in 2001 and, therefore, will not incur additional costs in this regard.

Impairment of Intangibles and Goodwill.    Based on the impairment review performed during the third quarter of 2001, we recorded a $29.9 million impairment charge to write off all of the remaining goodwill and assembled workforce and reduce the book value of our completed technology and patents. The charge was determined based upon estimated discounted future cash flows using a discount rate of 20%. The assumptions supporting future cash flows, including the discount rate, were determined using management’s best estimates. The underlying factors contributing to the decline in expected future cash flows include a continued slowdown in the telecommunications market, and the indefinite postponement of capital expenditures, particularly within the hospitality industry. In the first quarter of 2001, we recorded a $2.7 million impairment charge to write off the completed technology and patents of FreeGate. This resulted from our decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products. Total impairment of intangibles and goodwill was $32.6 million for the year ended December 31, 2001. There were no such impairments for the years ended December 31, 2002 and 2000. As of December 31, 2002, our net intangible assets remaining to be amortized were $5.4 million, comprised of completed technology and patents related to the acquisitions of the ViaGate assets, Xstreamis and VTC and contract backlog, customer list, maintenance contract renewals and trademarks related to the acquisition of VTC.

Amortization of Intangibles and Goodwill.    Amortization of intangibles and goodwill was comprised of the amortization of intangibles and goodwill related to the purchase acquisitions of Vintel in 1999, FreeGate, OneWorld assets and Xstreamis in 2000, ActiveTelco and ViaGate assets in 2001, and VTC in 2002. These assets consisted primarily of assembled workforce, completed technology and patents, and goodwill, and each are/were amortized over their estimated useful lives of three, five and five years, respectively. Amortization of intangibles and goodwill decreased to $1.3 million for the year ended December 31, 2002 from $8.1 million for the year ended December 31, 2001 and from $7.6 million for the year ended December 31, 2000. The decrease in 2002 when compared to 2001 of $6.8 million was a result of our recording of an impairment of intangibles and goodwill totaling $32.6 million in 2001. The increase in 2001 when compared to 2000 of $0.5 million related to the additional amortization of intangibles and goodwill arising from the acquisitions during those years. We expect an increase in amortization of intangibles in 2003 due to our acquisition of VTC in November 2002. As of December 31, 2002, intangible assets totaling $5.4 million remain to be amortized.

Impairment of Certain Equity Investments.    Impairment of certain equity investments consisted of the recognition of expense related to the write off of $3.1 million invested in three privately-held companies during the year ended December 31, 2000 and $0.6 million invested in one privately-held company during the year ended December 31, 2002. The value of these investments was impaired due to uncertainty associated with the on-going viability of each of these businesses in the current network infrastructure industry. There was no such impairment of our equity investments for the year ended December 31, 2001.

Interest and Other Income, Net.    Interest and other income, net consisted primarily of interest income on our cash, investments and notes receivable balances. Our interest and other income, net decreased to $0.6 million for the year ended December 31, 2002 from $4.1 million for the year ended December 31, 2001 and $7.0 million for the year ended December 31, 2000. The decrease in 2002 compared to 2001 of $3.5 million, or 85.2%, was primarily due to lower interest rates on lower average cash balances. The decrease in 2001 compared to 2000 of $2.9 million, or 41.0%, was also primarily due to lower interest rates on lower average cash and investment balances. The decrease was offset by a gain in 2001 on a settlement with one of our suppliers of $1.0 million.

Liquidity and Capital Resources

Historically, our principal source of liquidity has been through equity funding. From our inception through January 1999, we financed our operations primarily through the sale of preferred equity securities for an aggregate of $46.2 million net of offering costs. In January 1999, we completed our initial public offering and issued 2,875,000 shares of our common stock at a per share price of $18.00. We received approximately $46.9 million in cash, net of underwriting discounts, commissions and other offering costs. We also received approximately $6.7 million as a result of the exercise of a warrant to purchase 666,836 shares of Series G convertible preferred stock at a price of $10.00 per share. In March 2000, we completed our secondary offering and issued 2,500,000 shares of our common stock at a per share price of $60.00, and we received approximately $141.7 million in cash, net of underwriting discounts, commissions and other offering costs. In the future, we cannot be certain that similar equity funding will be available to us. If we are unable to obtain additional equity financing on terms acceptable to us. If we are unable to obtain additional equity financing on terms acceptable to us, our business, operating results and financial condition could be negatively impacted.

Cash and cash equivalents totaled $25.6 million at December 31, 2002, a decrease of $23.8 million or 48.2% from cash, cash equivalents and short-term investments of $49.4 million at December 31, 2001.

The net decrease in cash and cash equivalents of $20.8 million during the year ended December 31, 2002 resulted primarily from our use of $24.3 million for operating activities and the purchase of property and equipment of $0.4 million. The net decrease in cash and cash equivalents from these uses was offset by $3.1 million in proceeds from the maturities in short-term investments, the issuance of common stock related to the exercise of stock options and purchases made pursuant to the employee stock purchase plan of $0.1 million and $0.8 million related to the acquisition of VTC.

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

In future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of completing a substantial portion of payments for purchase commitments for inventory and decreases in our operational costs due to our workforce reductions.

We have entered into certain contractual obligations and other purchase commitments that could result in cash outflows. At December 31, 2002, the remaining accrual for purchase commitments of raw material components was $3.7 million, which is to be paid in two equal installments in the first and second quarters of 2003. The first installment was paid in January 2003.

Our future minimum lease payments under operating leases at December 31, 2002 are as follows:

Year	(in millions)
2003	$1.2
2004	0.8
2005	0.2
Thereafter	—

$2.1

We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2002, we incurred a net loss of $41.6 million, negative cash flows from operations of $24.3 million, and have an accumulated deficit of $276.5 million. Management believes that the cash and cash equivalents as of December 31, 2002 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months. Management expects the amount of cash used to fund operations to decrease in 2003. However, to the extent our business continues to be affected by poor economic conditions impacting the telecommunications industry, we will continue to require cash to fund operations. We will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. We cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

The offer expired on June 8, 2001. Pursuant to the offer, we accepted, for cancellation, stock options to purchase approximately 1,056,948 shares of our common stock at a weighted average exercise price of $35.99. Subject to the terms and conditions of the offer, on December 13, 2001, we granted new stock options to purchase a total of 850,757 shares of our common stock at an exercise price of $2.15 to those employees who were employed by us at that time who had tendered stock options in response to the offer that were accepted for exchange and cancelled. There was no compensation charge associated with the offer.

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

Revenue recognition

We generate revenue primarily from the sale of hardware products including third-party products, through professional services, the licensing of our HomeRun technology, and the sale of our software products. We sell products through direct sales channels and through distributors.

Product revenues

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one year warranty from the date of purchase.

Turnkey solution revenues

Revenue from turnkey solution sales is generally recognized using the percentage of completion method. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. Generally, the terms of turnkey solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

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

Software license and post contract support revenues

Regarding our IntelliPOP product line, we expect that revenue from the sale of software products and maintenance fees may constitute a portion of revenue in future periods. Currently, our software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. The software license fee typically grants a perpetual license to the customer. We generally recognize revenue from the sale of the software license when all criteria for revenue recognition have been met similar to our hardware product sales. The revenue for maintenance and support fees is recognized ratably over the term of the separate support contract.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. These estimated allowances are periodically reviewed, analyzing the customers’ payment history and information regarding the customers’ creditworthiness known to us. If the financial condition of any of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance would be required.

Accounting for long-lived assets

We assess the impairment of long-lived assets and related goodwill periodically. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

During 2001, we determined that certain intangible long-lived assets were impaired and recorded losses accordingly under SFAS No. 121. No such impairment was recorded in 2002. Future events could cause us to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal contingencies

We are currently involved in certain legal proceedings as discussed in Note 9 of our consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome to these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations, financial condition or cashflows.

Stock-based compensation

Our stock-based employee compensation plans are described more fully in Note 11 to the consolidated financial statements—Equity Benefit Plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Unearned stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant, which is described more fully in Note 11 to the consolidated financial statements—Equity Benefit Plans.

We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and earnings per share is required. This information is required to be determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
Net loss—as reported	$(41,625)	$(104,326)	$(74,098)
Add:
Unearned stock-based employee compensation expense included in reported net loss	17	684	1,545
Deduct
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(14,053)	(8,432)	(15,065)

Net loss—pro forma	$(55,661)	$(112,074)	$(87,618)

Basic and diluted net loss per share—as reported	$(2.45)	$(6.39)	$(4.98)

Basic and diluted net loss per share—pro forma	$(3.28)	$(6.86)	$(5.89)

The fair value of options and shares issued pursuant to the option plans and at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The effects of applying pro forma disclosures of net loss and earnings per share are not likely to be representative of the pro forma effects on net loss/income and earnings per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 did not impact our financial statements.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been implemented in our financial statements. We are currently assessing what the impact of the remaining guidance would be on our financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating this Issue and its impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 have been implemented in our financial statements. We are currently evaluating this standard and its impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock

We have a history of losses and expect to continue to incur losses in the future.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. We incurred net losses of $41.6 million, $104.3 million and $74.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, we had an accumulated deficit of $276.5 million. We expect that we will continue to incur losses into fiscal year 2003.

We may never achieve profitability and, if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun and LongRun technology, IntelliPOP products and software products. In November 2002, we acquired VideoTele.com and certain products of VideoTele.com that we anticipate will bring us incremental revenue beyond our Expresso, Home Run, Long Run and IntelliPOP products. During fiscal 2001 and 2002, we significantly reduced our workforce in an effort to decrease certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. However, we may not be able to generate a sufficient level of revenue (even with our newly acquired VideoTele.com products) to offset our current level of expenditures. Additionally, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to do the following:

•	increase the level of sales of our Expresso products, including existing Expresso inventories;

•	increase our sales of VideoTele.com products;

•	successfully penetrate new markets for our IntelliPOP products;

•	reduce manufacturing costs;

•	reduce operating expense as a percentage of sales;

•	sell excess component parts obtained as a result of canceled purchase commitments; and

•	successfully introduce and sell enhanced versions of our existing and new products.

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

We anticipate that average selling prices for our products will continue to decrease in the near future due to increased competitive price pressures in certain geographical regions. In addition, we may also experience substantial period-to-period fluctuations in future operating results and declines in gross margins as a result of the erosion of average selling prices for high-speed data access products and services due to a number of factors, including increased competition and rapid technological change. Decreasing the average selling prices of our products could cause us to experience decreased revenue despite an increase in the number of units sold. We may be unable to sustain our gross margins, even at the anticipated reduced levels, improve our gross margins by offering new products or increased product functionality or offset future price declines with proportionate reductions in our cost structure.

As a result of these and other factors, our operating results for future periods may be below the expectations of securities analysts and investors. In that event, the price of our common stock would further decline.

We are and continue to be affected by poor general economic conditions that have resulted in significantly reduced sales levels and, if such adverse economic conditions continue or worsen, our business, operating results and financial condition will continue to be negatively impacted.

The continued poor economic conditions in the world economy, the continued industry-wide downturn in the telecommunications market and recent events in Iraq have materially and adversely affected, and continue to materially and adversely affect, our sales. As a result, we have, and will likely continue to, experience a material adverse impact on our business, operating results and financial condition. Comparatively lower sales for each of our fiscal years since 2000 have resulted in operating expenses increasing as a percentage of revenue for 2002 and 2001 compared to 2000. Although we took actions throughout 2001 and 2002 to create revenue opportunities and reduce operating expenses, including our acquisition of VideoTele.com, a prolonged continuation or worsening of sales trends that we faced in 2001 and 2002 would force us to take additional actions and charges in order to reduce our operating expenses further. If we are unable to reduce operating expenses at a rate and level consistent with anticipated future adverse sales trends or if we continue to incur significant special charges associated with such expense reductions that are disproportionate to our sales, our business, operating results and financial condition will be even further negatively impacted.

We depend on a limited number of large customers for a substantial portion of our revenue during any given period, and the loss of a key customer or loss or delay of a key order could substantially reduce our revenue in a given period.

We derive a significant portion of our revenue in each period from a limited number of customers. One customer, Ingram Micro, accounted for 11% of our revenue for the year ended December 31, 2002. Two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, respectively accounted for 19% and 16%, respectively, of our revenue for the year ended December 31, 2001. Three customers, TriGemm InfoComm, Inc., Reflex Communications, Inc. and Darwin Networks Inc., accounted for 18%, 12% and 11%, respectively, of our revenue for the year ended December 31, 2000. Prior to 2002, many of our customers had limited or, in some cases, no access to capital and continue to experience significant financial difficulties, including bankruptcy. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. In addition, our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and more established competitors. If sales to our largest customers decrease materially below current levels or if we are unable to establish a new base of customers, such decreases or failures would materially and adversely affect our business, results of operations and financial condition.

We have in the past and may in the future acquire companies, technologies or products, and, if we fail to integrate these acquisitions, our business, results of operations and financial condition could be harmed.

In fiscal 2002, 2001 and 2000, we completed four acquisitions. As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. We may need to overcome significant issues in order to realize any benefits from our past transactions, and any future acquisitions would be accompanied by similar risks. These risks include, but are not limited to:

•	combining product offerings and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products, which could result in our incurring additional obligations in order to address customer uncertainty;

•	demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

•	consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes that enable increased customer satisfaction, improved productivity, lower costs, more direct sales and improved inventory management;

•	consolidating administrative infrastructure and manufacturing operations and maintaining adequate controls throughout the integration;

•	coordinating sales and marketing efforts to communicate our offerings and capabilities effectively;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving distribution, marketing or other important relationships and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees while implementing restructuring programs;

•	coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations and may also result in contract terminations or renegotiations and labor and tax law implications; and

•	managing integration issues shortly after or pending the completion of other independent reorganizations.

On November 7, 2002, we completed our acquisition of VTC, a leading provider of video content processing and video trunking, and we are in the process of integrating VTC into our company. We evaluate and enter into other acquisition and alliance transactions on an ongoing basis. The size and scope of the acquisition of VTC relative to our overall size increases both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the VTC acquisition (which are principally associated with restructurings, including workforce reductions, procurement synergies and other operational efficiencies) or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may depend partially on the actions of employees, suppliers or other third parties.

Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits of the transaction. Managing acquisitions and alliances requires varying levels of management resources, which may divert our attention from other business operations. The VTC acquisition also has resulted, and may in the future result, in significant costs and expenses and charges to earnings. These costs and expenses could include those related to severance pay, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans adopted in connection with the transaction. Also, any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could materially and adversely affect our internal cost of capital estimates and, therefore, our operational decisions. As a result of the foregoing, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

If we are not successful in integrating VTC into our operations in a timely manner, our business, operating results and financial condition will be materially and adversely impacted.

We are currently engaged in three securities lawsuits, two of which are class action lawsuits, any of which, if they were to result in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

In March 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorney’s fees. There has not been a response filed to the compliant, discovery has not commenced, and no trial date has been established.

On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and our March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the 1933 Act and under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934,

as amended, and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for our initial public offering and secondary offering. . The Court has denied the Company’s motion to dismiss, and the case will now proceed to discovery. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

If we do not reduce our inventory, we may be forced to incur additional charges, which would further materially and adversely impact our business, results of operations and financial condition.

In fiscal years 2000 and 2001, we accumulated a substantial inventory of finished goods and components due to poor global economic conditions and the reduction in product demand due to capital funding decreases experienced by several key customers. Since that time, we have written off a significant portion of that inventory because we have been largely unsuccessful in monetizing this inventory by selling our existing finished goods inventory and the component inventory resulting from deliveries on already canceled purchase commitments. We expect that competitors will continue to market and sell inexpensive competitive products in the marketplace, thereby continuing to make it difficult for us to reduce our inventory levels further, which may eventually require that we write off our entire remaining $3,876,000 in inventory. If we are unable to sell a substantial amount of finished goods that we have not yet written off, our expected cash position throughout 2003 will be even further materially and adversely impacted, which will harm our business, results of operations and financial condition.

If our Expresso and IntelliPOP products do not gain broader acceptance in the market, our business, financial condition and results of operations will be further harmed.

We launched our IntelliPOP 5000 product series in the first half of 2001 and have not yet been successful in generating widespread customer interest in this product. Similarly, our sales of Expresso units have been below what we had anticipated. We must devote a substantial amount of human and capital resources in order to broaden commercial acceptance of our Expresso products and to gain commercial acceptance of our IntelliPOP products and expand our offerings of these products in the multi-dwelling unit, or MDU, and the multi-tenant commercial unit, or MCU, markets. However, to date, this commitment of resources to these product lines has not generated the commercial acceptance that we have sought for these products. Historically, the majority of our Expresso products has been sold into the MDU market. Our future success depends on our ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end-users about the benefits of our Fast Copper and Signature Switch technologies, our LongRun and IntelliPOP products, and about the development of new products to meet changing and expanding demands of service providers, MTU owners and corporate customers, including our new product offerings based on our acquisition of VideoTele.com. The future success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end-users. If our IntelliPOP or Expresso products do not achieve broader commercial acceptance within the MDU market, MCU market, or in any other markets we may enter, our business, financial condition and results of operations will be further materially and adversely affected.

The market in which we operate is highly competitive, and we may not be able to compete effectively.

The market for video and broadband data systems is intensely competitive, and we expect that this market will continue to become more competitive in the future. Our immediate competitors include, or are expected to include, Cisco Systems, Inc., Harmonic Inc., Tandberg Television and a number of other public and private companies. Many of these competitors offer or may in the future offer technologies and services that directly compete with some or all of our high-speed access products and related software products. Also, many of these competitors continue to announce significant changes in their business plans and operations, some of which, such as major write downs of inventory, could result in lower priced products flooding the market, which would have a negative impact on our ability to sustain our current pricing and sell our inventory. In addition, the market in which we compete is characterized by increasing consolidation, and we cannot predict with certainty how industry consolidation will affect us or our competitors.

Our competitors and potential competitors may have substantially greater name recognition and technical, financial and marketing resources than we do, and we can give you no assurance that we will be able to compete effectively in our target markets. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. In addition, our HomeRun licensees may sell products based on our HomeRun technology to our competitors or potential competitors. This licensing may cause an erosion in the potential market for our Expresso products. We cannot assure you that we will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully. This competition could result in price reductions, reduced profit margins and loss of market share, which could harm our business, financial condition and results of operations.

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

Our operations have changed significantly due to volatility in our business. In the past, we rapidly and significantly expanded our operations. However, in fiscal 2001 and 2002, we reduced our workforce significantly to control overall operating expenses in response to dramatic declines in, and the expectation of continued slowing of, our sales growth. We anticipate that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on selling our products to the larger, more established customers, such as ILECs and PTTs, in both domestic and international markets.

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

We depend on international sales for a significant portion of our revenue, which subjects our business to a number of risks; if we are unable to generate significant international sales, our business, financial condition and results of operations could be materially and adversely affected.

Sales to customers outside of the United States accounted for approximately 43.0%, 56.3% and 41.0% of revenue for the years ended December 31, 2002 and 2001 and 2000, respectively. There are a number of risks arising from our international business, including, but not limited to:

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

We expect sales to customers outside of the United States to continue to represent a portion of our revenue. However, we cannot assure you that foreign markets for our products will develop at the rate or to the extent currently anticipated. If we fail to generate significant international sales, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to attract and retain our personnel has been and may continue to be materially and adversely affected by our low stock price.

Our continued low stock price means that most of our outstanding employee stock options are “under water” or priced substantially above the current market price of our common stock. In response to the drop in our stock price, on May 14, 2001, we offered our eligible employees the opportunity to tender their existing stock options for cancellation pursuant to a stock option exchange program and have new stock options granted at a date at least six months and two days later than June 8, 2001, the date of cancellation. Accounting and other regulatory concerns prevented or limited our ability to issue additional stock options to these employees during the period between cancellation and the date of the new grant. In the interim, those employees who participated in the stock option exchange offer were granted fewer or, in certain cases, were not granted stock options until December 13, 2001, the date that was six months and two days after the date of such cancellation. Further, employees who did not participate in the stock option exchange offer continue to hold stock options that are priced substantially above the current market price. Since that time, further declines in our stock price have meant that most of these exchanged stock options are themselves “underwater”. Our employees may have felt, and may continue to feel, that they are receiving inadequate compensation. Further, the continued adverse market conditions mean that our stock option offerings and our stock option plans may not offer current and potential future employees sufficient incentive to work for us. If adverse market conditions persist, our stock option offerings and employee stock plans will further diminish our ability to attract and/or retain qualified personnel, which will further materially and adversely impact our business, financial condition, results of operations, or cash flows.

Some of our customers have not been able to meet their financial obligations to us due to changes in the capital markets and these customers’ own precarious financial situations; if more of our customers experience similar financial difficulties, our revenue will decrease further, which would materially and adversely affect our business.

Due to increased volatility in equity markets and tightening of lending in the credit markets, we are exposed to a significant risk that customers will not pay us the amounts that they owe us in order to conserve their capital. This would lead to increases in our outstanding accounts receivable as a percentage of revenue, extended payback periods and increased risk of customer default. For example, during the latter part of the fourth quarter of 2000, several key customers experienced a rapid deterioration in their ability to obtain additional capital to fund their businesses. As a result, these customers declared their inability to make timely payments on their accounts and were unable to demonstrate the ability to pay their existing account balances with us since that time. During fiscal 2001, a significant number of these customers commenced bankruptcy proceedings. As of December 31, 2002, all of these bankruptcies were finalized, and we do not expect that we will collect much, if any, of the amounts owed to us by these customers.

We factor the increased risk of non-payment into our assessment of our customers’ ability to pay, and, in some instances, these considerations will likely result in longer revenue deferrals than we had anticipated at the time that we booked sales to those customers. We also believe that certain of our customers will alter their plans to deploy products to meet the constraints imposed on them by changes in the capital markets. If we are not able to increase sales to other customers, or if our sales are otherwise delayed or revenue written off, our sales will continue to decline, which would further harm our business, operating results and financial condition.

If we inaccurately estimate customer demand, our business, results of operations and financial condition could be harmed.

We plan our expense levels in part based on our expectations about future revenue. These expense levels are relatively fixed in the short-term. However, the number of orders for our products may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations by potential customers that typically last 60 to 90 days. In the case of IntelliPOP, those evaluations may take up to six months. If orders forecasted for a specific customer for a particular quarter are delayed or cancelled, our revenue for that quarter may be less than our forecast. Currently, we have minimal risk of loss associated with long-term customer commitments or penalties for delayed and/or cancelled orders. However, we may be unable to reduce our spending accordingly in the short-term if such a loss occurred, and any such revenue shortfall would have a direct and adverse impact on our results of operations for that quarter. Further, we outsource the manufacturing of our products based on forecasts of sales. If orders for our products exceed our forecasts, we may have difficulty meeting customers’ orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if our forecasts exceed the orders we actually receive and we are unable to cancel future purchase and manufacturing commitments in a timely manner, our inventory levels would increase. This could expose us to losses related to slow moving and obsolete inventory, which would have a material adverse effect on our business, operating results and financial condition.

We depend on contract manufacturers to manufacture all of our products and rely on them to deliver high-quality products in a timely manner; the failure of these manufacturers to continue to deliver quality products in a timely manner could have a materially adverse effect on our business, results of operations and financial condition.

We do not manufacture our products. We rely on contract manufacturers to assemble, test and package our products. We cannot assure you that these contract manufacturers and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies. In addition, we believe that current market conditions have placed additional financial strain on our contract manufacturers. Any interruption in the operations of one or more of these contract manufacturers would harm our ability to meet our scheduled product deliveries to customers. We also intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of a current contract manufacturer would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our business, operating results and financial condition. In addition, we have canceled certain finished goods and component orders, which may harm our relationship with certain contract manufacturers. Moreover, if we do not accurately forecast the actual demand for our products, we may face supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could harm our business, operating results or financial condition.

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

We rely on third parties to test substantially all of our products; and if, for any reason, these third parties were unable to or did not adequately assist us in controlling the quality of our products, this lack of quality control could harm our business, financial condition and results of operations.

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

Based on our building specifications, several key components are purchased from single or limited sources, and we could lose sales if these sources fail to fill our needs; if we lose sales, our business, financial condition and results of operations would be materially and adversely affected.

We currently purchase most of the raw materials and components used in our products through our contract manufacturers. In procuring components for our products, we and our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supplies from these sources to meet our needs. We also depend on various sole source offerings from Broadcom, Metalink US and Motorola for certain of our products. If there is any interruption in the supply of any of the key components currently obtained from a single or limited source, our ability to obtain these components from other sources could entail a substantial lead time which could require us to redesign our products or, if we do not redesign our products to avoid such a lead time, could disrupt our operations and harm our business, financial condition and results of operation in any given period.

Our business relies on the continued growth of the Internet; any slowdown in or reversal of the growth of Internet use could materially and adversely impact our business.

The market for high-speed data access products depends in large part on the continued use and popularity of the Internet. Issues concerning the use of the Internet, including security, lost or delayed packets, and quality of service may negatively affect the development of the market for our products.

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

Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause orders for our products to be canceled or delayed, reduce revenue, or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time to the development of new product designs. We cannot assure you that we would be successful in addressing any manufacturing or design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our business, financial condition, results of operations, or cash flows.

Changing industry standards may reduce the demand for our products, which would harm our business, financial condition and results of operations.

We will not be competitive unless we continually introduce new products and product enhancements that meet constantly changing industry standards. The emergence of new industry standards, whether through adoption by official standards committees or through widespread use of such standards by telephone companies or other service providers, could require that we redesign our products. If these standards become widespread and our products do not comply with these standards, our customers and potential customers may not purchase our products, which would harm our business, financial condition and results of operations. The rapid development of new standards increases the risk that competitors could develop products that make our products obsolete. Any failure by us to develop and introduce new products or enhancements directed at new industry standards could harm our business, financial condition and results of operations. In addition, selection of competing technologies as standards by standards setting bodies such as the HomePNA technology could negatively affect our reputation in the market, regardless of whether our products are standards-compliant or demand for our products does not decline. This selection could be interpreted by the press and others as having a negative impact on our business, which would negatively impact our stock price.

Further, the marketplace’s anticipation of an emerging standard, such as MPEG-4, Part 10 (H.264) could delay the decision to deploy existing products.

Fluctuations in currency exchange rates may harm our business.

A majority of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers, thereby reducing demand for our products. We anticipate that foreign sales will generally continue to be invoiced in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and, as a result, our exposure to foreign currency transaction losses may increase. To reduce this exposure, we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange-related losses.

If we fail to protect our intellectual property or if others use our proprietary technology without our authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 45 United States patents and have 25 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. We are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time, third parties may assert infringement claims with respect to our current or future products. Any such assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or acquire licenses to the technology that is the subject of the asserted infringement. This litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of any litigation and the resulting distraction of our management resources to address such litigation could harm our business, results of operations or financial condition. We also cannot assure you that any licenses of technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms. Our failure to obtain these licenses could harm our business, results of operations and financial condition.

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

We depend on the performance of Salvatore D’Auria, our President, Chief Executive Officer and Chairman of the Board and Douglas Shafer, our Chief Financial Officer, Vice President, Finance and Administration, and Secretary, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

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

Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. In the second half of 2002, the minimum closing bid price of our common stock was consistently below $1.00 per share. On September 9, 2002, we received a Nasdaq delisting notice because our common stock had closed below $1.00 per share for 30 consecutive trading days. If the bid price of our common stock had not closed at $1.00 per share or more for a minimum of 10 consecutive trading days before December 9, 2002, our stock would have been delisted from the Nasdaq National Market. On November 15, 2002, we received a notice from the Nasdaq that our stock price had traded above $1.00 per share for the required 10 consecutive days. Since that time, our stock has not traded below the required minimum bid price at closing of $1.00 per share. However, based on the various risks noted elsewhere in this Annual Report on Form 10-K as well as the fact that our stock price continues to trade below $2.00 per share, we nevertheless continue to face the risk of a delisting from the Nasdaq National Market. The delisting of our common stock as well as the threat of delisting of our common stock may negatively impact the value of our shares because shares that trade on the over-the-counter market, rather than the Nasdaq National Market, are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. Also, we may from time to time need to register shares of our common stock for resale, which registration and resale may increase the number of our shares that are publicly-traded, thereby adversely impacting the per share price of our common stock. In particular, see page 21 of this Annual Report on Form 10-K regarding our contractual commitment to Tektronix. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2002, we had 19,795,525 shares outstanding. Of these shares, 16,511,928 shares of our common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

Our Pleasanton, California facility is located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facility and equipment which could require us to curtail or cease operations.

Our Pleasanton, California facility is located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our Pleasanton, California facility could be seriously, or completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

We rely on a continuous power supply to conduct our operations, and a statewide energy crisis could disrupt our operations and increase our expenses.

In the fourth quarter of 2000 and the first quarter of 2001, California suffered an energy crisis that could have disrupted our operations and increased our expenses. In the event of an acute power shortage which occurs when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future implement, rolling blackouts throughout the state. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If California were to suffer a similar energy crisis in the future and blackouts interrupt our power supply, we would be temporarily unable to continue operations at our Pleasanton, California facility. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2002, we did not have investments. An immediate 10% change in interest rate would be immaterial to our financial condition or results of operations.

The principal amount of cash and cash equivalents at December 31, 2002 totaled $25.6 million with a related weighted average interest rate of 1.6%. Our long-term debt of $3.3 million at December 31, 2002 carries a weighted average fixed interest rate of 8.0% per annum with principal payment of the entire note payable balance due in November 2007. We do not have short term notes payable.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, and debt obligations.

	Maturity Fiscal Year
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$25,571	$—	$—	$—	$—	$—	$25,571
Average interest rate	1.6%	—	—	—	—	—	1.6%
Liablities:
Long-term debt	—	—	—	—	$4,060	—	$4,060
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	—	8.0%

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the maturities of these financial instruments.

Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Foreign Currency Risk

We transact business primarily in the US Dollar. To date, the effect of changes in foreign currency exchange rates on revenues has not been material, as the majority of our revenues are earned in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our product.

For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. Exchange gains and losses arising from translation of foreign subsidiary financial statements are reported as a separate component on our Statement of Stockholders’ Equity. To date, the effect of changes in foreign currency exchange rates on translation has not been material.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TUT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$25,571	$46,338
Short-term investments	—	3,029
Accounts receivable, net of allowance for doubtful accounts of $10 and $6,908 in 2002 and 2001, respectively	2,844	550
Inventories, net	3,876	11,839
Prepaid expenses and other	1,082	1,742

Total current assets	33,373	63,498
Property and equipment, net	1,630	8,171
Intangibles and other assets	5,586	7,323

Total assets	$40,589	$78,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$1,204
Accrued liabilities	5,924	9,856
Deferred revenue	1,781	954

Total current liabilities	8,977	12,014
Deferred revenue, net of current portion	35	553
Note payable	3,262	—
Other liabilities	84	329

Total liabilities	12,358	12,896

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2002 and 2001, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 19,796 and 16,411 shares issued and outstanding in 2002 and 2001, respectively	20	16
Additional paid-in capital	304,888	301,182
Deferred compensation	—	(17)
Notes receivable from stockholders	—	(96)
Accumulated other comprehensive loss	(141)	(78)
Accumulated deficit	(276,536)	(234,911)

Total stockholders’ equity	28,231	66,096

Total liabilities and stockholders’ equity	$40,589	$78,992

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Product	$8,582	$12,866	$69,981
License and royalty	789	882	2,010

Total revenues	9,371	13,748	71,991

Cost of goods sold:
Product	13,909	40,489	42,760
Provision for loss on purchase commitments and abandoned products (Note 8)	—	—	27,223

Total cost of goods sold	13,909	40,489	69,983

Gross (loss) margin	(4,538)	(26,741)	2,008

Operating expenses:
Sales and marketing	8,695	12,413	19,945
Research and development	12,337	15,044	17,149
General and administrative	5,060	10,148	34,487
Restructuring costs	9,147	2,311	—
In-process research and development	562	1,160	800
Impairment of intangibles and goodwill	—	32,551	—
Amortization of intangibles and goodwill	1,304	8,085	7,623

Total operating expenses	37,105	81,712	80,004

Loss from operations	(41,643)	(108,453)	(77,996)
Impairment of certain equity investments	(592)	—	(3,100)
Interest and other income (expense), net	610	4,127	6,998

Net loss	$(41,625)	$(104,326)	$(74,098)

Net loss per share, basic and diluted (Note 2)	$(2.45)	$(6.39)	$(4.98)

Shares used in computing net loss per share, basic and diluted (Note 2)	16,957	16,326	14,866

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2000	11,941	12	108,969	(972)	—	—	(56,487)	51,522

Components of comprehensive loss:
Unrealized gains on other investments	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(74,098)	(74,098)

Total comprehensive loss								(74,092)

Common stock issued in secondary offering, net	2,500	3	141,688	—	—	—	—	141,691
Common stock issued in conjunction with FreeGate purchase acquisition	511	1	21,887	—	—	—	—	21,888
Common stock issued in conjunction with Xstreamis purchase acquisition	439	—	19,231	—	—	—	—	19,231
Common stock issued for cash upon exercise of stock options	450	—	4,281	—	—	—	—	4,281
Common stock issued under employee stock purchase plan	24	—	662	—	—	—	—	662
Unearned compensation related to the issuance of restricted stock	46	—	1,614	(1,614)	—	—	—	—
Amortization related to unearned compensation	—	—	—	1,545	—	—	—	1,545
Notes receivable issued to stockholders	—	—	—	—	(555)	—	—	(555)

Balance, December 31, 2000	15,911	16	298,332	(1,041)	(555)	6	(130,585)	166,173

Components of comprehensive loss:
Unrealized losses on other investments	—	—	—	—	—	(70)	—	(70)
Foreign currency translation adjustment	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(104,326)	(104,326)

Total comprehensive loss								(104,410)

Common stock issued in conjunction with ActiveTelco purchase acquisition	321	—	2,944	—	—	—	—	2,944
Common stock issued for cash upon exercise of stock options	67	—	58	—	—	—	—	58
Common stock issued under employee stock purchase plan	104	—	188	—	—	—	—	188
Unearned compensation related to common stock	8	—	64	(64)	—	—	—	—
Reversal of deferred compensation related to the workforce reduction	—	—	(404)	404	—	—	—	—
Amortization related to unearned compensation	—	—	—	684	—	—	—	684
Forgiveness of notes receivable issued to stockholders	—	—	—	—	479	—	—	479
Notes receivable issued to stockholders	—	—	—	—	(20)	—	—	(20)

Balance, December 31, 2001	16,411	16	301,182	(17)	(96)	(78)	(234,911)	66,096
Components of comprehensive loss:
Unrealized losses on other investments	—	—	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(41,625)	(41,625)

Total comprehensive loss								(41,688)

Common stock issued in conjunction with VideoTele.com purchase acquisition	3,283	4	3,608	—	—	—	—	3,612
Common stock issued for cash upon exercise of stock options	11	—	14	—	—	—	—	14
Common stock issued under employee stock purchase plan	91	—	84	—	—	—	—	84
Amortization related to unearned compensation	—	—	—	17	—	—	—	17
Repayment/forgiveness of notes receivable issued to stockholders	—	—	—	—	96	—	—	96

Balance, December 31, 2002	19,796	$20	$304,888	$—	$—	$(141)	$(276,536)	$28,231

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(41,625)	$(104,326)	$(74,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	3,163	3,679	2,164
Noncash interest income and amortization of discounts on investments	37	(168)	(4,375)
Abandonment of fixed assets	4,822	—	—
Provision for (recovery of) doubtful accounts	(2,277)	(954)	22,546
Provision for excess and obsolete inventory and abandoned products	7,125	34,237	14,468
Write-off of certain equity investments	592	—	3,100
Impairment of intangibles and goodwill	—	32,551	—
Amortization of intangibles and goodwill	1,304	8,085	7,623
Amortization of deferred compensation and notes receivable related to acquisitions	—	1,099	2,434
Write-off of in-process research and development	562	1,160	800
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,218	6,528	(17,613)
Inventories	3,207	(9,148)	(42,151)
Prepaid expenses and other assets	3,390	4,547	(1,979)
Accounts payable and accrued liabilities	(5,828)	(27,451)	24,112
Deferred revenue	(29)	(1,001)	(826)

Net cash used in operating activities	(24,339)	(51,162)	(63,795)

Cash flows from investing activities:
Purchase of property and equipment	(426)	(1,189)	(8,620)
Purchase of short-term investments	—	(7,002)	(164,063)
Purchase of other assets	—	(1,196)	(4,373)
Proceeds from maturities of short-term investments	3,105	59,423	131,889
Acquisition of businesses, net of cash acquired	758	(169)	(1,788)

Net cash provided by (used in) investing activities	3,437	49,867	(46,955)

Cash flows from financing activities:
Payment on lines of credit	—	—	(1,529)
Proceeds from issuances of common stock, net	98	246	146,634
Other	37	80	(453)

Net cash provided by financing activities	135	326	144,652

Net increase (decrease) in cash and cash equivalents	(20,767)	(969)	33,902
Cash and cash equivalents, beginning of year	46,338	47,307	13,405

Cash and cash equivalents, end of year	$25,571	$46,338	$47,307

Supplemental disclosure of cash flow information:
Interest paid during the year	$47	$20	$1,036

Income taxes paid during the year	$1	$1	$1

Noncash financing activities:
Common stock issued in connection with the VideoTele.com acquisition in 2002, the ActiveTelco acquisition in 2001 and the FreeGate and Xstreamis acquisitions in 2000	$3,612	$2,944	$41,119

Unearned compensation related to stock and stock option grants	$—	$64	$1,614

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

Tut Systems, Inc. (the “Company”) was founded in 1983 and began operations in August 1991. The Company designs, develops, markets and sells video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, digital video trunking systems for applications across TV broadcast, government and education facilities, and broadband data transmission systems for application over existing private campus or building facilities. Historically, most of the Company’s sales were derived from its broadband data transmission systems. With the Company’s November 2002 acquisition of VideoTele.com (VTC), formerly a subsidiary of Tektronix, Inc., the Company extended its product offerings to include video content processing and video trunking systems.

The Company has incurred substantial losses and negative cashflows from operations since inception. For the year ended December 31, 2002, the Company incurred a net loss of $41,625 and negative cashflows from operations of $24,339, and has an accumulated deficit of $276,536 at December 31, 2002. Management believes that the cash and cash equivalents as of December 31, 2002 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months. Management expects the amount of cash used to fund operations will decrease in 2003. However to the extent the Company’s business continues to be affected by poor economic conditions impacting the telecommunications industry, it will continue to require cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. The Company cannot assure that such funding efforts will be successful. Failure to generate positive cashflow in the future could have a material impact on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories and accounts receivable, estimation of loss on purchase commitments and the recoverability of long-lived assets. Actual results could differ from those estimates.

Fair value of financial instruments

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and note payable approximate their carrying value due to the short maturity or market rate structure of those instruments.

Cash, cash equivalents and investments

Cash, cash equivalents and short-term investments are stated at cost or amortized cost, which approximates fair value. The Company includes in cash and cash equivalents all highly liquid investments which mature within three months of their purchase date. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates that designation as of each balance sheet date. As of December 31, 2002, the Company only held cash and cash equivalents.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Short-term Investments

	December 31,
	2002	2001
US government agency notes	$—	$3,029

The cost of short-term investments approximated the fair value at December 31, 2001. During 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. This investment had been included in short-term investments at a carrying value of approximately $9,025 and matured in January 2001 but was in default. In November 2001, the Company sold this investment for $8,793, realizing a loss of $232. This loss was included in other income (expense), net for 2001.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company records provisions to write down its inventory and related purchase commitments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about the future demand and market conditions. If actual future demand or market conditions are less favorable than those estimated by the Company, additional inventory provisions may be required.

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

Intangible assets

Intangible assets are stated at cost less amortization. Intangible assets consisted of completed technology and patents, contract backlog, customer lists, maintenance contract renewals and trademarks. These intangible assets are amortized on a straight line basis over the estimated periods of benefit, which are as follows:

Completed technology and patents	5 years
Contract backlog	14 months
Customer lists	7 years
Maintenance contract renewals	5 years
Trademarks	7 years

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Accounting for long-lived assets

The Company assesses the impairment of long-lived assets (and assessed related goodwill) periodically whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and the market capitalization relative to net book value.

When management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Revenue recognition

The Company generates revenue primarily from the sale of hardware products including third-party products, through professional services, the licensing of its HomeRun technology and the sale of its software products. The Company sells products through direct sales channels and through distributors.

Product revenues

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. The Company also maintains accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. The Company’s products generally carry a one year warranty from the date of purchase.

Turnkey solution revenues

Revenue from turnkey solution sales is generally recognized using the percentage of completion method. Under the percentage of completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. Generally, the terms of turnkey solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

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

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Contract fees for the services provided under these licensing agreements are generally comprised of license fees and non-refundable, prepaid royalties which are recognized when the proprietary technology is delivered if there are no significant vendor obligations. If the licensing agreements contain post-contract customer support, the Company recognizes the contract fees ratably over the period during which the post-contract customer support is expected to be provided. This period represents the estimated life of the technology. The Company begins to recognize revenue under the contract once it has delivered the implementation package that contains all information needed to use the Company’s proprietary technology in the licensee’s process. The remaining obligations are primarily to provide the licensee with any changes or improvements to the technology and technical advice on specifications, testing, debugging and enhancements.

The Company recognizes royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to notify the Company and pay royalties within 60 days of the end of the quarter during which the sales occur.

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

Accounting for stock based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and earnings per share is required. This information is required to be determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table illustrates the effect on net loss and earnings per share if the Company’s had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
Net loss—as reported	$(41,625)	$(104,326)	$(74,098)
Add:
Unearned stock-based employee compensation expense included in reported net loss	17	684	1,545
Deduct
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(14,053)	(8,432)	(15,065)

Net loss—pro forma	$(55,661)	$(112,074)	$(87,618)

Basic and diluted net loss per share—as reported	$(2.45)	$(6.39)	$(4.98)

Basic and diluted net loss per share—pro forma	$(3.28)	$(6.86)	$(5.89)

The fair value of options and shares issued pursuant to the option plans and at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options.

The effects of applying pro forma disclosures of net loss and earnings per share are not likely to be representative of the pro forma effects on net loss/income and earnings per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

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

	Stock Option Plans Year Ended December 31,			Employee Stock Purchase Plan Year Ended December 31,
	2002	2001	2000	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	4.2%	6.2%	3.5%	4.6%	5.8%
Expected volatility	120.0%	120.0%	120.0%	120%	120.0%	120.0%
Expected life (in years)	4.0	4.0	4.0	0.5	0.5	0.5

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Generally, the Company grants options at a price equal to the fair market value of the Company’s stock on the date of the grant. The weighted-average estimated fair values of stock options granted during fiscal 2002, 2001 and 2000 as calculated using the Black-Scholes option pricing model were $1.06, $1.84 and $31.51 per share, respectively.

Advertising expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was zero, $103 and $371, respectively.

Research and development

Research and development expenditures are charged to expense as incurred.

Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technology feasibility is established upon the completion of an integrated working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

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

Foreign currency translation

The functional currency for the Company’s foreign subsidiary is the relevant local currency. The translation from foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected in comprehensive loss as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the results of operations and have been immaterial for all periods presented.

Net loss per share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options were not included in the computation of diluted net loss per share because the effect would be antidilutive.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The calculation of net loss per share follows:

	Years Ended December 31,
	2002	2001	2000
Net loss per share, basic and diluted:
Net loss	$(41,625)	$(104,326)	$(74,098)

Shares used in computing net loss per share, basic and diluted	16,957	16,326	14,866

Net loss per share, basic and diluted	$(2.45)	$(6.39)	$(4.98)

Antidilutive securities, including options, not included in net loss per share calculations	4,204	3,054	2,895

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes unrealized gains and losses on other assets and foreign currency translation adjustment that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the components of accumulated other comprehensive loss:

	Years Ended December 31,
	2002	2001	2000
Unrealized gains (losses) on investments	(92)	(44)	26
Foreign currency translation adjustment	(49)	(34)	(20)

Total	$(141)	$(78)	$6

Concentrations

The Company operates in one business segment, designing, developing and selling video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, digital video trunking systems for applications across TV broadcast, government and education facilities, and broadband data transmission systems for application over existing private campus or building facilities.

The market for these products is characterized by rapid technological developments, frequent new product introductions, changes in end-user requirements and constantly evolving industry standards. The Company’s future success depends on its ability to develop, introduce and market enhancements to its existing products, to introduce new products in a timely manner that meet customer requirements and to respond effectively to competitive pressures and technological advances. Further, the emergence of new industry standards, whether formally adopted by official standards committees or informally through widespread use of such standards by telephone companies or other service providers, could require the Company to redesign its products.

Currently, the Company relies on contract manufacturers and certain single source suppliers of materials for certain product components. As a result, should the Company’s current manufacturers or suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results could be adversely impacted.

From time to time, the Company maintains a substantial portion of its cash and cash equivalents in money market accounts with one financial institution. The Company invests its excess cash in debt instruments of the

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relating to diversification and maturities in order to maintain the safety and liquidity of these assets. To date, the Company has not experienced any significant losses on its cash equivalents or short-term investments. During 2001, the Company held an investment in commercial paper issued by Southern California Edison Company. This investment had been included in short-term investments at a carrying value of approximately $9,025 and matured in January 2001 but was in default. In November 2001, the Company sold this investment for $8,793, realizing a loss of $232. This loss was included in other income (expense), net for 2001.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000
Net loss—as reported	$(41,625)	$(104,326)	$(74,098)
Adjustment:
Amortization of goodwill	—	5,618	5,294

Net loss—as adjusted	$(41,625)	$(98,708)	$(68,804)

Net loss per share, basic and diluted—as reported	$(2.45)	$(6.39)	$(4.98)

Net loss per share, basic and diluted—as adjusted	$(2.45)	$(6.05)	$(4.63)

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

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been implemented in the Company’s financial statements. The Company is currently assessing what the impact of the remaining guidance would be on its financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating this Issue and its impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 have been implemented in the Company’s financial statements. The Company is currently evaluating this standard and its impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

NOTE 3—ACQUISITIONS:

a)  FreeGate

On February 14, 2000, the Company acquired FreeGate Corporation (FreeGate) for a total of $25,486. The purchase price consisted of 511 shares of the Company’s common stock and approximately 20 options to acquire the Company’s common stock, and acquisition related expenses, consisting primarily of investment advisory, legal, other professional fees and other assumed liabilities. This acquisition was accounted for as a purchase and the results of the operations of FreeGate have been included in the consolidated financial statements from the date of acquisition.

The allocation of the purchase price was based on the estimated fair value of goodwill of $19,786, completed technology and patents of $3,400, assembled workforce of $1,500, and in-process research and development of $800. The amount allocated to intangibles was determined based on an appraisal completed by an independent third party using established valuation techniques. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. In fiscal 2001, the Company abandoned the in-process research and development associated with FreeGate and therefore will not incur additional costs in this regard.

b)  Xstreamis

On May 26, 2000, the Company acquired Xstreamis, plc (Xstreamis), a United Kingdom based holding company, for a total of $19,557. The purchase price consisted of 439 shares of the Company’s common stock and 11 options to acquire the Company’s common stock, $100 in cash and $600 in acquisition related expenses, consisting primarily of legal and other professional fees. This acquisition was accounted for as a purchase and the results of the operations of Xstreamis have been included in the consolidated financial statements from the date of acquisition. The name of the acquired company was changed to Xstreamis Limited and subsequently to Tut Systems UK Limited.

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

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following unaudited pro forma consolidated information gives effect to the acquisitions of FreeGate and Xstreamis as if they had occurred on January 1, 2000, by consolidating the results of operations of FreeGate and Xstreamis with the results of operations of the Company for the year ended December 31, 2000. These pro forma results exclude the nonrecurring write-off of in-process research and development of $800 related to the FreeGate acquisition for the year ended December 31, 2000.

Year Ended December 31, 2000
(unaudited)
Revenue	$72,082
Net loss	$(77,430)
Net loss per share, basic and diluted	$(5.13)

c)  ActiveTelco

On January 11, 2001, the Company acquired ActiveTelco, Inc. (ActiveTelco) for approximately $4,850, consisting of an aggregate of 321 shares of the Company’s common stock and 19 options to purchase shares of the Company’s common stock, acquisition related expenses consisting primarily of legal and other professional fees, assumed ActiveTelco convertible notes in the amount of $650 plus accrued interest and other assumed liabilities of approximately $1,100. This transaction was treated as a purchase for accounting purposes. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

The allocation of the purchase price was based on the estimated fair value of goodwill of $3,248, assembled workforce of $442, and in-process research and development of $1,160. The amount allocated to intangibles was determined based on an appraisal using established valuation techniques. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility are not expected to have a material impact on the Company’s future results of operations, or cashflows.

d)  VideoTele.com

On November 7, 2002, the Company acquired VideoTele.com, Inc. (VTC) from Tektronix, Inc. (Tektronix) for approximately $7,155, consisting of an aggregate of 3,284 shares of the Company’s common stock valued at $3,612, acquisition related expenses consisting primarily of legal and other professional fees of $320, and a note payable to Tektronix in the amount of $3,223. The results of operations of VTC have been included in the consolidated statement of operations from November 7, 2002 to December 31, 2002. VTC offers digital head-end solutions enabling home entertainment delivery via the broadband Internet.

The Company determined the fair value of the acquired intangibles, including in-process technology based on an appraisal using established valuation techniques. The in-process research and development percentage of completion was estimated to be 20%, 40% and 50% for the Astria, M2 and software product lines, respectively. The value of this in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring the in-process research and development to technological feasibility are estimated to be $1,000 and are expected to be incurred in 2003.

The fair value of the net assets acquired of $14,624 exceeded the purchase price of $7,155, thereby resulting in negative goodwill of $7,469. All long-lived assets, including in-process research and development, were reduced on a pro rata basis by the amount of the negative goodwill. The net amount allocated to purchased in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The allocation of the purchase price was as follows:

Net current assets	$3,035
Property and equipment	1,006
Other assets	70
In-process research and development	562
Completed technology and patents	1,784
Contract backlog	247
Customer list	86
Maintenance contract renewals	50
Trademarks	315

$7,155

The following unaudited pro forma consolidated information gives effect to the acquisition of VTC as if it had occurred on January 1, 2002 and 2001 by consolidating the results of operations of VTC with the results of operations of the the Company for the years ended December 31, 2002 and 2001. These pro forma results exclude the nonrecurring write-off of in-process research and development of $562 related to the VTC acquisition for the years ended December 31, 2002 and 2001.

	Year Ended December 31,
	2002	2001
	(unaudited)
Revenue	$21,895	$46,383
Net loss	$(46,904)	$(104,867)
Net loss per share, basic and diluted	$(2.38)	$(5.35)

e)  OneWorld

On April 28, 2000, the Company acquired certain assets of OneWorld Systems, Inc. (OneWorld) for $2,408 in cash. The allocation of the purchase price was based on the fair market value of the assets at the date of acquisition of property and equipment of $300, and the estimated fair value of goodwill of $1,098 and assembled workforce of $1,010.

f)  ViaGate

On September 14, 2001, the Company acquired certain assets of ViaGate Technologies, Inc. (ViaGate) for $550 in cash and assumed liabilities of $46 for certain capital leases. The allocation of the purchase price was based on the fair market value of the assets at the date of acquisition of property and equipment of $5, and the estimated fair value of completed technology and patents of $591.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2002	2001
Inventories, net:
Finished goods	$3,655	$10,967
Raw materials	221	872

	$3,876	$11,839

Prepaid expenses and other:
Receivables from contract manufacturers	$—	$28
Prepaid expenses	1,082	1,714

	$1,082	$1,742

Property and equipment:
Computers and software	$932	$6,677
Leasehold improvements	—	4,437
Test equipment	420	3,624
Office equipment	1,114	1,395

	2,466	16,133
Less: accumulated depreciation	(836)	(7,962)

	$1,630	$8,171

Accrued liabilities:
Provision for loss on purchase commitments (see Note 8)	$3,700	$4,421
Professional services	612	846
Compensation	604	1,014
Restructuring accrual (see Note 6)	473	402
Bankruptcy preference item	—	1,500
Other	535	1,673

	$5,924	$9,856

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Intangibles and other assets:

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$8,253	$(3,473)	$4,780
Contract backlog	247	(35)	212
Customer list	86	(2)	84
Maintenance contract renewals	50	(2)	48
Trademarks	315	(8)	307

	$8,951	$(3,520)	$5,431

Other non-current assets			155

			$5,586

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Completed technology and patents	$6,467	$(2,215)	$4,252

Restricted cash			1,718
Other non-current assets			1,353

			$7,323

The aggregate amortization expense for the years ended December 31, 2002, 2001 and 2000 was $1,304, $8,085 and $7,623, respectively.

Minimum future amortization expense at December 31, 2002 are as follows:
2003	$1,835
2004	1,623
2005	993
2006	513
2007	363
Thereafter	104

	$5,431

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 5—NOTE PAYABLE:

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,223, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. As of December 31, 2002, this note payable balance was $3,262.

NOTE 6—RESTRUCTURING COSTS, IMPAIRMENT OF CERTAIN INTANGIBLE ASSETS AND PROVISION FOR INVENTORY:

Restructuring costs

During 2002, the Company recorded $9,147 in restructuring costs and related facility costs in connection with its August 2002 and November 2002 workforce reductions, which resulted in an aggregate workforce reduction of 53%.

In August 2002, the Company announced a restructuring program that included a workforce reduction, closure of its Bridgewater Township, New Jersey research and development facility and disposal of certain of its fixed assets located in New Jersey. As a result of this restructuring program, the Company recorded restructuring costs of $870, which included severance and outplacement expenses of $531 and costs to close the New Jersey facility of $339. As of December 31, 2002, the Company had paid all of the costs related to this restructuring program.

In November 2002, the Company announced a restructuring program that included a workforce reduction, termination of its Pleasanton, California headquarters facility lease and disposal of certain of its fixed assets. As a result of this restructuring program, the Company recorded restructuring costs of $8,277, which was comprised of severance and outplacement expenses of $635, costs to terminate the Pleasanton, California lease of $2,444, $2,271 for abandonment of leasehold improvements, $2,447 for abandonment of fixed assets and $480 to terminate various equipment leases. As of December 31, 2002, the Company had a remaining accrual of $473 comprised of costs to terminate various equipment leases and the severance payments, which was paid in the first quarter of 2003.

During 2001, the Company recorded $2,311 in restructuring costs and related facility costs in connection with its April 2001 and October 2001 workforce reductions.

In April 2001, the Company announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain of its fixed assets. As a result of this restructuring program, the Company recorded restructuring costs of $2,092. The restructuring program resulted in the reduction of approximately 28% of the Company’s employees, and the Company recorded a workforce reduction charge of approximately $1,235 relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company was significantly reduced. The Company recorded costs of restructuring of $785 relating to closure of excess facilities. The closure of excess facilities included the closure of certain satellite facilities due to workforce reductions and the Company’s effort to reduce operating expenses as a result of the restructuring. This cost of restructuring is primarily comprised of non-cancelable lease and operating costs. Other fixed assets retired as a result of the workforce reductions totaled $72. Cash expenditures relating to these workforce reductions were paid in the second quarter of 2001. Amounts related to the closure of excess facilities were accrued in the second quarter of 2001 and were paid over the respective lease terms

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

through August 2002. As of December 31, 2001, the Company had a remaining accrual of $402, related to the Sunnyvale facility shut down in the second quarter of 2001, which was paid monthly through August 2002.

In October 2001, the Company further reduced its workforce by approximately 11%. The Company recorded a workforce reduction charge of $219. Cash expenditures relating to this workforce reduction were paid in the fourth quarter of 2001.

Impairment of intangibles and goodwill

The Company recorded impairment charges totaling $32,551 in 2001, there was no such impairment in 2002 or 2000.

Based on the impairment review performed during the third quarter of 2001, the Company recorded a $29,859 impairment charge to reduce goodwill, assembled workforce, and completed technology and patents. The charge was determined based upon estimated discounted future cash flows using a discount rate of 20%. The assumptions supporting future cash flows, including the discount rate, were determined using management’s best estimates. The underlying factors contributing to the decline in expected future cash flows included a slowdown in the telecommunications market and the indefinite postponement of capital expenditures, especially within the hospitality industry.

During the first quarter of 2001, the Company recorded a $2,692 impairment charge relating to completed technology and patents. This resulted from the Company’s decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products.

Provision for inventory

The Company recorded a provision for inventory totaling $7,125 in 2002, of which $265, $4,918 and $1,942 were recorded in the first, second and fourth quarters of 2002, respectively. These provisions related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future, based on the continued decline in the telecommunications market and current economic conditions.

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

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 7—INCOME TAXES:

The income tax provision for $1 for each of 2002, 2001 and 2000 relates to the state minimum franchise tax. The components of net deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$70,349	$43,408
Research and development credit	5,035	2,944
Deferred research and development costs	1,762	1,696
Deferred revenue	499	220
Accruals and reserves	18,024	30,662
Acquired intangibles	7,688	6,235
Investment write-offs	—	1,234
Other	1,698	235

Gross deferred tax assets	105,055	86,634

Deferred tax liabilities:
Deferred compensation	—	(7)

Gross deferred tax liabilities	—	(7)

Less: valuation allowance	(105,055)	(86,627)

Net deferred tax assets	$—	$—

Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax assets.

At December 31, 2002, the Company has approximately $193,968 in federal and $75,869 in state net operating loss, or NOL, carryforwards to reduce future taxable income. Of these amounts, $28,054 and $12,058 represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

At December 31, 2002, the Company also has research and experimentation tax credit carryforwards of approximately $3,164 and $1,872 for federal and state income tax purposes, respectively. The NOL and credit carryforwards expire in 2007 to 2022.

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

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 8—LOSS ON PURCHASE COMMITMENTS AND ABANDONED PRODUCTS

At December 31, 2000, the Company accrued a provision for estimated loss on purchase commitments in the amount of $19,042 related to cancelled purchase orders. In addition, at December 31, 2000, the Company recorded a provision for loss on abandoned products of $8,181 related to the Company’s decision to abandon the further development and sale of certain product lines. This amount excluded $6,287 already recorded as a provision for excess and obsolete inventory included in the cost of goods sold related to product for the year ended December 31, 2000.

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

During 2002, the Company settled the last of the 2000 purchase commitment cancellations with one of its suppliers. Due to favorable negotiations, the Company reversed $721 of the provision for loss on purchase commitments against cost of goods sold in the fourth quarter of 2002. At December 31, 2002, components valued at $9,813 remained of the purchase commitments settled in 2001 and 2002 and were included in inventory offset by a provision for $9,813. This decrease in component inventory during 2002 was primarily a result of sales of components through outside brokers, the proceeds from which were recorded as a reduction of cost of goods sold in the period in which the cash was received and totaled $1,233. There were no additional provisions recorded in 2002 related to these raw material components.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2003 and 2005. In connection with business combinations in 1999 and 2000, the Company assumed operating leases that expired in December 2001 and in August 2002. In connection with business combination in 2002, the Company assumed an operating lease that expires in July 2005.

In August 2002, the Company entered into an agreement to terminate its lease for engineering facilities in Bridgewater Township, New Jersey for $257, which consists of forfeiture of a $116 letter of credit and a cash payment of $141. As part of its November 2002 restructuring program, the Company entered into an agreement to terminate its lease for its headquarters facility in Pleasanton, California for $2,409, which consists of forfeiture of a $1,350 letter of credit and a cash payment of $1,059. The Company also incurred $327 in legal costs related to this lease termination. The letters of credit were secured by restricted cash of $1,718, which was included in other assets on the Company’s balance sheet as of December 31, 2001. In December 2002, the Company entered into a lease agreement for a facility in Pleasanton, California that expires in December 2003.

Minimum future lease payments under operating leases at December 31, 2002 are as follows:

2003	$1,153
2004	762
2005	228
Thereafter	—

$2,143

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Rent expense for the years ended December 31, 2002, 2000 and 1999 was $2,467, $2,630 and $2,165, respectively.

Purchase commitments

The Company had noncancellable commitments to purchase finished goods inventory totaling $421 and $531 in aggregate at December 31, 2002 and 2001, respectively.

Royalty obligation

In February 1999, the Company paid one of its founders, a former employee of the Company, $2,500 as a lump sum payment for all its future royalty obligations for the rights, title and interests in two patents. These two patents gave the Company exclusive control of the Balun technology required in the Company’s products. The Company was amortizing this royalty payment ratably over the five year period beginning February 1999. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $500 each year. During the fourth quarter of 2002, the remaining unamortized royalty balance of $542 was charged to cost of goods sold since the technology was no longer required in the Company’s products.

Contingencies

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against Tut Systems, Inc. and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about its business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cashflows. No estimate can be made of the possible loss or range of loss associated with this matter.

In March 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper inside stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. There has not been a response filed to the complaint, discovery has not commenced, and no trial date has been established. No estimate can be made of the possible loss or range of loss associated with this matter.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company’s suppliers and alleges causes of action for breach of contract and for

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

money on common counts. The complaint sought damages in the amount of $10,469. The Company settled this case on December 20, 2002 and the related costs have been recorded in the consolidated financial statements.

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss and the case will now proceed to discovery. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cashflows. No estimate can be made of the possible loss or range of loss associated with this matter.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred stock

The Company has 5,000 shares of undesignated preferred stock, $0.001 par value, authorized for issuance. The Board of Directors can issue, in one or more series, this preferred stock and fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, redemption rights and terms and certain other rights and preferences with stockholder action. There was no preferred stock issued and outstanding at December 31, 2002 or 2001.

Secondary offering

On March 23, 2000, the Company completed its secondary offering of common stock. The Company issued 2,500 shares at $60.00 per share, obtaining net proceeds of approximately $141,700, net of underwriting discounts, commissions and other offering costs.

NOTE 11—EQUITY BENEFIT PLANS

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

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company’s 1998 Stock Plan (the “1998 Plan”) was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998 and has rights and privileges similar to the 1992 Plan. The 1998 Plan allows for the issuance of a maximum of 1,000 shares of the Company’s common stock with annual increases starting in 2000, subject to certain limitations. In January 2000, the 1998 Plan was amended to increase the maximum number of shares that may be issued to 1,358. In January 2001, the 1998 Plan was amended to increase the maximum number of shares that may be issued by 375 to 1,733. In January 2002, the 1998 Plan was amended to increase the maximum number of shares by 375 to 2,108.

The Company’s 1999 Nonstatutory Stock Option Plan (the “1999 Plan”) was adopted by the Board of Directors in December 1999. The 1999 Plan allows for the issuance of a maximum of 1,000 shares of the Company’s common stock. Additions to the Plan may be approved by the Board of Directors. The 1999 Plan has rights and privileges similar to the 1998 Plan. In April 2000, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 1,425. In October 2000, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 1,825. In October 2002, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 2,625.

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

Activity under the 1992, 1998 and 1999 Plans (the “Plans”) are summarized as follows:

	Shares Available For Grant	Options Exercised	Outstanding Options
			Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, January 1, 2000	1,267	605	1,442	$0.36–$ 51.38	$23,022	$15.96
Options authorized	1,183	—	—	—	—	—
Options granted	(2,461)	—	2,461	6.16– 100.63	98,263	39.92
Options exercised	—	450	(450)	0.36– 59.59	(4,281)	9.51
Options terminated	644	—	(698)	0.48– 94.50	(25,146)	36.03
Restricted stock issued	(46)	—	—	—	—	—

Balance, December 31, 2000	587	1,055	2,755	0.36– 100.63	91,858	33.34
Options authorized	375	—	—	—	—	—
Options granted	(2,450)	—	2,450	0.11– 6.19	5,566	2.27
Options exercised	—	66	(66)	0.11– 3.60	(59)	0.89
Options terminated	2,144	—	(2,235)	0.52– 100.63	(75,454)
Restricted stock issued	(13)	—	—	—	—	—
Repurchases of unvested shares	5	—	—	—	—	—

Balance, December 31, 2001	648	1,121	2,904	0.11– 68.25	21,911	7.54
Options authorized	1,175	—	—	—	—	—
Options granted	(2,371)	—	2,371	0.76– 1.81	3,208	1.35
Options exercised	—	11	(11)	0.48– 1.45	(12)	1.08
Options terminated	1,104	—	(1,135)	0.11– 54.88	(4,799)	4.23

Balance, December 31, 2002	556	1,132	4,129	$0.11–$ 68.25	$20,308	$4.92

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In addition to options granted under the Plans, in March 2000, the Company granted an option to purchase 75 shares at $51.25 with rights and privileges similar to the 1998 Plan. In December 2000, the Company granted an option to purchase 65 shares at $7.44 with rights and privileges similar to the 1998 Plan, which were cancelled in September 2002.

In addition, during 2001 and 2000 restricted stock was granted with repurchase rights which lapse over an eighteen month period to certain employees as part of the acquisitions of FreeGate, the OneWorld assets and ActiveTelco. The unearned compensation associated with restricted stock grants is amortized on a straight line basis over the eighteen month period. Accordingly, the Company amortized $17, $502 and $1,107 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, all amortization related to these restricted stock grants had been recorded.

In connection with the grant of options for the purchase of 356 shares of common stock to employees during the period from December 1997 through June 1998, the Company recorded aggregate deferred compensation of $1,820 representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. In December 2000, the Company reduced this deferred compensation by $251 to $1,569 before amortization, reflecting employee terminations through December 2000. In September 2001, the Company further reduced this deferred compensation by $101 to $1,468 before amortization, reflecting employee terminations through September 2001. This deferred compensation was amortized over the vesting period relating to these options. The Company amortized $182 and $438 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, this deferred compensation had been fully amortized.

The Company uses the Black-Scholes option pricing model to value options granted to consultants. The total estimated fair value of these grants during the periods presented was not significant and was expensed over the applicable vesting periods.

At December 31, 2002, 2001 and 2000, vested options to purchase 2,014, 1,108 and 418 shares of common stock, respectively were unexercised. The weighted average exercise price of these options was $8.29, $11.75 and $19.92 per share for 2002, 2001 and 2000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 – $ 1.09	198	7.44	$0.74	134	$0.75
1.21 – 1.21	870	9.85	1.21	187	1.21
1.34 – 1.36	82	9.01	1.34	20	1.34
1.41 – 1.41	695	9.87	1.41	50	1.41
1.45 – 1.47	381	9.11	1.45	215	1.45
1.49 – 1.49	500	8.48	1.49	302	1.49
1.75 – 2.00	162	9.19	1.79	89	1.79
2.15 – 2.15	452	8.95	2.15	374	2.15
2.40 – 22.94	517	7.22	8.83	399	9.16
28.00 – 68.25	347	7.39	42.44	244	44.57

	4,204			2,014

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Employee stock purchase plan

The Company’s 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”) was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998. Under the 1998 Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 15% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first or last trading day on or after May 1 and November 1 and end on the last trading day of the period six (6) months later. In 1998, the Company reserved 250 shares of common stock for issuance under the 1998 Purchase Plan. In 2001, the Company allocated an additional 250 shares of common stock, increasing the number of shares reserved for issuance under the 1998 Purchase Plan to 500 of which 224 have been issued, leaving 276 for future issuances under the 1998 Purchase Plan as of December 31, 2002. The 1998 Purchase Plan is subject to annual increases, subject to certain limitations.

401(k) plan

In April 1995, the Company adopted the Tut Systems’ Inc. 401(k) Plan (the “401(k) Plan”) covering all eligible employees. Through December 31, 2001, contributions were limited to 15% of each employee’s annual compensation, and further limited by IRS annual contribution limitations. Effective January 1, 2002, contributions are allowed up to 100% of each employee’s annual compensation, but are still limited by IRS annual contribution limitations, depending on the age of the eligible employee. Contributions to the 401(k) Plan by the Company are discretionary. The Company did not make any contributions for the years ended December 31, 2002, 2001 and 2000.

NOTE 12—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Years Ended December 31,
	2002	2001	2000
United States	$5,345	$6,007	$42,474
International:
Japan	1,340	5,331	5,500
Korea	—	3	12,791
All other countries	2,686	2,407	11,226

	$9,371	$13,748	$71,991

It is impracticable for the Company to compute product revenues by product type for the years ended December 31, 2002, 2001 and 2000.

One customer, Ingram Micro, accounted for 11% of the Company’s revenue for the year ended December 31, 2002. Two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, respectively accounted for 19% and 16%, respectively, of the Company’s revenue for the year ended December 31, 2001. Three customers, TriGemm InfoComm, Inc., Reflex Communications, Inc. and Darwin Networks Inc., accounted for 18%, 12% and 11%, respectively, of the Company’s revenue for the year ended December 31, 2000.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Long-lived Assets

The Company has long-lived assets, which consist of property and equipment, intangibles, and other assets. Long-lived assets are located in the following countries:

	December 31,
	2002	2001
United States	$4,555	$11,711
United Kingdom	2,661	3,783

	$7,216	$15,494

NOTE 13—TENDER OFFER:

On May 14, 2001, the Company made an offer to exchange all stock options outstanding under its 1992 Stock Plan, 1998 Stock Plan and the 1999 Nonstatutory Stock Option Plan to purchase shares of the Company’s common stock held by eligible employees for new stock options that will be granted under the Company’s 1998 Stock Plan or the 1999 Nonstatutory Stock Option Plan, upon the terms and subject to the conditions set forth in the Offer to Exchange. An “eligible employee” refers to all employees of Tut Systems, Inc. and its U.S. subsidiaries who were employees at the time the new stock options were granted, other than all executive officers, vice-presidents, members of the Board of Directors and employees receiving Workers’ Adjustment and Retraining Notification Act pay, all of whom were not eligible to participate in the offer. The number of shares of common stock subject to the new stock options would be equal to the number of shares of common stock subject to the unexercised stock options tendered by such eligible employees and accepted for exchange and cancelled. The offer expired on June 8, 2001. Pursuant to the offer, the Company accepted, for cancellation, stock options to purchase approximately 1,057 shares of the Company’s common stock at a weighted average exercise price of $35.99. Subject to the terms and conditions of the offer, the Company granted new stock options to purchase 851 shares of the Company’s common stock on December 13, 2001 at an exercise price of $2.15 to those employees who were employed by the Company at that time, in exchange for the stock options tendered in response to the offer and accepted for exchange and cancelled. There was no compensation charge related to the exchange.

NOTE 14—PRODUCT WARRANTY

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failure as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during the year ended December 31, 2002.

2002
Balance, January 1	$326
Charges to costs and expenses	(215)
Actual warranty expenditures	(11)

Balance, December 31	$100

REPORT OF INDEPENDENT ACCOUNTANTS

To	the Stockholders and Board of Directors of
Tut	Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 80 present fairly, in all material respects, the financial position of Tut Systems, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 80 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

San	Jose, California
January	31, 2003

SUPPLEMENTARY DATA

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2002. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Quarter Ended
	Dec. 31, 2002		Sep. 30, 2002	Jun. 30, 2002		Mar. 31, 2002		Dec. 31, 2001		Sep. 30, 2001		Jun. 30, 2001	Mar. 31, 2001
	(in thousands, except per share data)
	(unaudited)
Total revenues	$2,464		$2,035	$2,514		$2,358		$2,172		$3,967		$2,722	$4,887
Gross (loss) margin	(2,105)		786	(4,054)		835		(588)		(10,648)		179	(16,860)
Net loss	(17,005	)(1)	(5,867)	(11,972	)(2)	(6,781	)(3)	(6,526	)(4)	(49,832	)(5)	(13,999)	(33,969	)(6)
Net loss per share, basic and diluted	$(0.92)		$(0.36)	$(0.73)		$(0.41)		$(0.40)		$(3.05)		$(0.86)	$(2.10)
Shares used in computing net loss per share, basic and diluted	18,460		16,482	16,455		16,407		16,395		16,353		16,316	16,213

(1)	The net loss of $(17,005) in the fourth quarter of 2002 included a provision for excess and obsolete inventory of $1,942 and an in-process research and development expense of $562 related to our VideoTele.com acquisition.
(2)	The net loss of $(11,972) in the second quarter of 2002 included a provision for excess and obsolete inventory of $4,918.
(3)	The net loss of $(6,781) in the first quarter of 2002 included an impairment of certain equity investments of $592 and a provision for excess and obsolete inventory of $265.
(4)	The net loss of $(6,526) in the fourth quarter of 2001 included an impairment of certain equity investments of $3,100.
(5)	The net loss of $(49,832) in the third quarter of 2001 included a provision for excess and obsolete inventory of $11,425 and an impairment of intangibles of $29,859.
(6)	The net loss of $(33,969) in the first quarter of 2001 included a provision for excess and obsolete inventory of $18,500, an impairment of intangibles of $2,692 and an in-process research and development expense of $1,160 related to our ActiveTelco acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM	14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on the evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.  Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

We filed the following Reports on Form 8-K during the fourth quarter ended December 31, 2002:

Form 8-K dated October 29, 2002 regarding our issuance of a press release on October 28, 2002 announcing that we had signed a definitive agreement with Tektronix, Inc. to acquire VideoTele.com, Inc., a subsidiary of Tektronix, Inc.

Form 8-K dated November 12, 2002 regarding our issuance of a press release on November 7, 2002, announcing that we closed the transaction contemplated by a definitive agreement dated as of October 28, 2002, as amended as of November 7, 2002, by and among Tut Systems, Inc., Tiger Acquisition Corp., Tektronix, Inc. and VideoTele.com, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

TUT SYSTEMS, INC.

By:
Douglas C. Shafer Vice President, Finance and Chief Financial Officer (Chief Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salvatore D’Auria and Douglas C. Shafer, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Salvatore D’Auria	President, Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	March 31, 2003

Douglas C. Shafer	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)	March 31, 2003

/s/ NEAL DOUGLAS Neal Douglas	Director	March 31, 2003

Signature	Title	Date

/s/ CLIFFORD H. HIGGERSON Clifford H. Higgerson	Director	March 31, 2003

/s/ GEORGE M. MIDDLEMAS George M. Middlemas	Director	March 31, 2003

/s/ ROGER H. MOORE Roger H. Moore	Director	March 31, 2003

TUT SYSTEMS, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses		Write-offs		Reclasses from Other Accounts		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2000	335	22,546		(1,714)		—		21,167
Year ended December 31, 2001	21,167	(954	)(1)	(13,305)		—		6,908
Year ended December 31, 2002	6,908	(2,277	)(2)	(5,821)		1,200	(5)	10

Allowance for doubtful notes receivable:
Year ended December 31, 2000	—	—		—		—		—
Year ended December 31, 2001	—	3,820		—		—		3,820
Year ended December 31, 2002	3,820	89	(3)	(3,909	)(4)	—		—

Valuation allowance for deferred tax assets:
Year ended December 31, 2000	19,751	35,490		—		—		55,241
Year ended December 31, 2001	55,241	31,386		—		—		86,627
Year ended December 31, 2002	86,627	18,428		—		—		105,055

Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2000	418	14,468		(1,131)		—		13,755
Year ended December 31, 2001	13,755	34,237		(6,412)		11,752	(6)	53,332
Year ended December 31, 2002	53,332	7,125		(22,739)		—		37,718

(1)	During 2001, the Company recovered $1,802 of bad debt and recorded a provision for doubtful accounts of $848.
(2)	During 2002, the Company recovered $2,277 of bad debt.
(3)	During 2002, the Company recorded a note receivable from ProVision, a former customer, which was
fully	reserved.
(4)	During 2002, the Company wrote off in full, the notes receivable with two of the Company’s former customers, CAIS and ProVision.
(5)	During 2002, the Company settled a bankruptcy preference item totaling $1,500 for $300, the remaining accrual was recorded as bad debt recovery.
(6)	During 2001, the Company paid its suppliers $11,752 upon receipt of raw material components related to its provision for loss on purchase commitments recorded in the fourth quarter of 2000. At December 31, 2001, these components were included in inventory. There were no additional provisions recorded in 2001 related to these raw material components. At December 31, 2002, components valued at $9,813 remained of the purchase commitments settled in 2001 and 2002 and were included in inventory, offset by a provision for $9,813. This decrease in component inventory during 2002 was primarily a result of sales of components through outside brokers, the proceeds from which were recorded as a reduction of cost of goods sold in the period in which the cash was received. There were no additional provisions recorded in 2002 related to these raw material components.

CERTIFICATIONS

I, Salvatore D’Auria, certify that:

1.	I have reviewed this annual report on Form 10-K of Tut Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:
Salvatore D’ Auria President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

I, Douglas C. Shafer, certify that:

1.	I have reviewed this annual report on Form 10-K of Tut Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:
Douglas C. Shafer Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer)

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

2.8	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Fourth Amended and Restated Shareholders’ Rights Agreement, dated December 16, 1997, between the Company and certain stockholders.(1)

10.8	Lease by and between Pleasant Hill Industrial Park Associates, a California Limited Partnership, and the Company dated April 4, 1995, as amended.(1)

10.8

Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997.(1)

10.9	Licensing and Cooperative Marketing Agreement between Microsoft Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998.(1)

10.10	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.11*	Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.12	Non-competition Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.13	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.14	Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

Exhibit Number	Description

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

10.19	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.20	Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

10.21	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(7)

10.22*	Executive Retention and Change of Control Plan.(9)

10.23*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(9)

10.24*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(9)

10.25*	1999 Non-Statutory Stock Option Plan (11)

10.26	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.

10.27	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.

11.1	Calculation of earnings per share (contained in Note 2 of Notes to Consolidated Financial Statements).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (See page 77).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.
(8)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(11)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(12)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
*	Indicates management contracts or compensatory plans and arrangements.