Form 10-Q
period 2003-03-31
TUT SYSTEMS INC
filed 2003-05-01
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number: 000-25291

TUT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	394-2958543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Franklin Drive, Suite 100 Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 490-3900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of April 23, 2003, 19,805,041 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,960	$25,571
Accounts receivable, net of allowance for doubtful accounts of $10 in 2003 and 2002	2,172	1,972
Inventories, net	3,840	3,888
Prepaid expenses and other	1,543	1,082

Total current assets	28,515	32,513
Property and equipment, net	1,662	1,630
Intangibles and other assets	5,131	5,586

Total assets	$35,308	$39,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,565	$1,272
Accrued liabilities	3,596	5,924
Deferred revenue	716	921

Total current liabilities	5,877	8,117
Deferred revenue, net of current portion	11	35
Note Payable	3,326	3,262
Other liabilities	75	84

Total liabilities	9,289	11,498

Commitments and contingencies (Note 6 )
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized, 19,805 and 19,796 shares issued and outstanding in 2003 and 2002	20	20
Additional paid-in capital	304,899	304,888
Accumulated other comprehensive loss	(133)	(141)
Accumulated deficit	(278,767)	(276,536)

Total stockholders’ equity	26,019	28,231

Total liabilities and stockholders’ equity	$35,308	$39,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product	$6,401	$2,162
License and royalty	200	196

Total revenues	6,601	2,358

Cost of goods sold:
Product	3,259	1,523

Gross margin	3,342	835

Operating expenses:
Sales and marketing	1,927	2,316
Research and development	2,086	3,287
General and administrative	1,202	1,958
Amortization of intangibles	459	300

Total operating expenses	5,674	7,861

Loss from operations	(2,332)	(7,026)
Interest and other income, net	101	245

Net loss	$(2,231)	$(6,781)

Net loss per share, basic and diluted (Note 3)	$(0.11)	$(0.41)

Shares used in computing net loss per share, basic and diluted (Note 3 )	19,801	16,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,231)	$(6,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	235	877
Noncash interest income	10	—
Recovery of allowance for doubtful accounts	(15)	—
Provision for excess and obsolete inventory and abandoned products	—	265
Amortization of intangibles	459	300
Change in operating assets and liabilities:
Accounts receivable	(185)	298
Inventories	48	886
Prepaid expenses and other assets	(467)	(578)
Accounts payable and accrued liabilities	(1,980)	(1,430)
Deferred revenue	(229)	(313)

Net cash used in operating activities	(4,355)	(6,476)

Cash flows from investing activities:
Purchase of property and equipment	(267)	(241)

Net cash used in investing activities	(267)	(241)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	11	—

Net cash provided by financing activities	11	—

Net decrease in cash and cash equivalents	(4,611)	(6,717)
Cash and cash equivalents, beginning of period	25,571	46,338

Cash and cash equivalents, end of period	$20,960	$39,621

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

The Company has incurred substantial losses and negative cashflows from operations since inception. For the three months ended March 31, 2003, the Company incurred a net loss of $2,231 and negative cashflows from operating activities of $4,355, and has an accumulated deficit of $278,767 at March 31, 2003. To the extent the Company’s business continues to be affected by poor economic conditions impacting the telecommunications industry, it will continue to require cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. The Company cannot assure that such funding efforts will be successful. Failure to generate positive cashflow in the future could have a material impact on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002, their results of operations for the three months ended March 31, 2003 and 2002 and their cash flows for the three months ended March 31, 2003 and 2002. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003. The balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2003.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, expect per share amounts)

Revenue recognition

The Company generates revenue primarily from the sale of hardware products, including third-party products, through professional services, the licensing of its HomeRun technology and the sale of its software products. The Company sells products through direct sales channels and through distributors.

Product revenues

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. The Company also maintains accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. The Company’s products generally carry a one year warranty from the date of purchase.

During the three months ended March 31, 2003, the Company made no adjustments to its warranty accrual.

Turnkey solution revenues

Revenue on turnkey solution sales, which typically include the design, manufacture, test, integration and installation of the Company’s equipment to its customers’ specifications, or equipment acquired from third parties to be integrated with the Company’s products, is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized immediately. Generally, the terms of turnkey solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

License and royalty revenues

The Company has entered into non-exclusive technology agreements with various licensees. These agreements provide the licensees the right to use the Company’s proprietary technology to manufacture or have products manufactured using the proprietary technology and to receive customer support for specified periods and any changes or improvements to the technology over the term of the agreement.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, expect per share amounts)

Contract fees for the services provided under these licensing agreements are generally comprised of license fees and non-refundable, prepaid royalties that are recognized when the proprietary technology is delivered if there are no significant vendor obligations. If the licensing agreements contain post-contract customer support, the Company recognizes the contract fees ratably over the period during which the post-contract customer support is expected to be provided. This period represents the estimated life of the technology. The Company begins to recognize revenue under the contract once it has delivered the implementation package that contains all information needed to use the Company’s proprietary technology in the licensee’s process. The remaining obligations are primarily to provide the licensee with any changes or improvements to the technology and technical advice on specifications, testing, debugging and enhancements.

The Company recognizes royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to notify the Company and pay royalties within 60 days of the end of the quarter during which the sales occur.

Software license and post-contract support revenues

Currently, the Company’s software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. The software license fee typically grants a perpetual license to the customer. The Company generally recognizes revenue from the sale of the software license when all criteria for revenue recognition that are similarly applicable to the Company’s hardware product sales have been met. The revenue for maintenance and support fees is recognized ratably over the term of the separate support contract.

Revenue recognition in each period is dependent on the application of these accounting policies. If the Company believes that any of the conditions to recognize revenue have not been met, it will defer revenue recognition. For example, if collectiblitiy is not reasonably assured the Company will defer revenue recognition until subsequent cash receipt. The Company’s application of percentage-of-completion accounting is subject to its estimates of labor cost to complete each turnkey solution project. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, its operating results for a particular period could be adversely affected. Unearned revenue that has been billed but not collected at the end of the period, is deferred as a reduction against the related accounts receivable balance. Unearned revenue deferred as a reduction against the related accounts receivable was $2,400 and $900 at March 31, 2003 and December 31, 2002, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The Company records provisions to write down its inventory and related purchase commitments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about the future demand and market conditions. If actual future demand or market conditions are less favorable than estimated, additional inventory provisions may be required.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. These estimated allowances are periodically reviewed, analyzing customers’ payment history and information regarding customers’ creditworthiness that is known to the Company. If the financial condition of any of its customers were to deteriorate, resulting in their inability to make payments, an additional allowance would be required.

Accounting for long-lived assets

The Company assesses the impairment of long-lived assets and related goodwill periodically. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and the market capitalization of the Company relative to its net book value.

When the Company determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, expect per share amounts)

During the first quarter of 2003, the Company determined that no such impairment had occurred. Future events could cause the Company to conclude that impairment indicators exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Legal contingencies

The Company is currently involved in certain legal proceedings as discussed in Note 6. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, the Company will re-assess the potential liability related to this pending litigation and revise its estimates accordingly. Revisions of the Company’s estimates of such potential liability could materially impact its results of operations, financial condition or cashflows.

Accounting for stock based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and earnings per share is presented and has been determined as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, expect per share amounts)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(2,231)	$(6,781)
Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(1,067)	(1,237)

Net loss—pro forma	(3,298)	$(8,018)

Basic and diluted net loss per share—as reported	$(0.11)	$(0.41)

Basic and diluted net loss per share—pro forma	$(0.17)	$(0.49)

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

The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss/income and earnings per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Prior to the Company’s initial public offering, the fair value of each option grant was estimated using the minimum value method. Volatility and dividend yields were not factors in the Company’s minimum value calculation. Subsequent to the offering, the fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option pricing model. The Company has also estimated the fair value of the purchase rights issued from its employee stock purchase plan using the Black-Scholes option pricing model. The Company first issued purchase rights from the 1998 Purchase Plan in fiscal 1999.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, expect per share amounts)

Recent accounting pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in the Company’s financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating this Issue and its impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The interim disclosure requirements of SFAS No. 148 have been implemented in the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

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

The calculation of net loss per share follows:

	Three Months Ended March 31,
	2003	2002
Net loss per share, basic and diluted:
Net loss	$(2,231)	$(6,781)

Net loss per share, basic and diluted	$(0.11)	$(0.41)

Shares used in computing net loss per share, basic and diluted	19,801	16,407

Antidilutive securities not included in net loss per share calculations	4,096	3,537

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on other assets, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,231)	$(6,781)
Unrealized gains (losses) on other assets	12	(15)
Foreign currency translation adjustment	(5)	(3)

Net change in other comprehensive loss	7	(18)

Total comprehensive loss	$(2,224)	$(6,799)

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 5—BALANCE SHEET COMPONENTS:

	March 31, 2003	December 31, 2002
Inventories, net:
Finished goods	$3,665	$3,667
Raw materials	175	221

	$3,840	$3,888

Property and equipment:
Computers and software	$1,052	$932
Test equipment	1,648	420
Office equipment	33	1,114

	2,733	2,466
Less: accumulated depreciation	(1,071)	(836)

	$1,662	$1,630

Accrued liabilities:
Provision for loss on purchase commitments	$1,850	$3,700
Professional services	316	612
Compensation	846	604
Restructuring accrual	—	473
Other	584	535

	$3,596	$5,924

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Intangibles and other assets:

	As of March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$8,253	(3,863)	$4,390
Contract backlog	247	(88)	159
Customer list	86	(5)	81
Maintenance contract renewals	50	(4)	46
Trademarks	315	(19)	296

	8,951	(3,979)	4,972

Other non-current assets			159

			$5,131

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$8,253	(3,473)	$4,780
Contract backlog	247	(35)	212
Customer list	86	(2)	84
Maintenance contract renewals	50	(2)	48
Trademarks	315	(8)	307

	8,951	(3,520)	5,431

Other non-current assets			155

			$5,586

The aggregate amortization expense for the three months ended March 31, 2003 and 2002 was $459 and $300, respectively.

Minimum future amortization expense at March 31, 2003 are as follows:

Remainder of 2003	$1,376
2004	1,623
2005	993
2006	513
2007	363
Thereafter	104

$4,972

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2003 and 2005. In connection with the acquisition of VideoTele.com (“VTC”) in 2002, the Company assumed an operating lease that expires in July 2005.

In August 2002, the Company entered into an agreement to terminate its lease for engineering facilities in Bridgewater Township, New Jersey for $257, which consisted of forfeiture of a $116 letter of credit and a cash payment of $141. As part of its November 2002 restructuring program, the Company entered into an agreement to terminate its lease for its headquarters facility in Pleasanton, California for $2,409, which consisted of forfeiture of a $1,350 letter of credit and a cash payment of $1,059. The Company also incurred $327 in legal costs and other professional fees related to this lease termination. These amounts have been paid as of March 31, 2003. In December 2002, the Company entered into a lease agreement for a facility in Pleasanton, California that expires in December 2003.

Minimum future lease payments under operating leases at March 31, 2003 are as follows:

Remainder of 2003	$872
2004	806
2005	269
Thereafter	—

$1,947

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Purchase commitments

The Company had noncancelable commitments to purchase finished goods inventory totaling $375 and $421 in aggregate at March 31, 2003 and December 31, 2002, respectively.

Contingencies

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against Tut Systems, Inc. and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about its business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cashflows.

On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. There has not been a response filed to the complaint, discovery has not commenced, and no trial date has been established.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company’s suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint sought damages in the amount of $10,469. The Company settled this case on December 20, 2002 and the related costs have been recorded in the consolidated financial statements

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss and the case will now proceed to discovery. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

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

NOTE 7—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended March 31,
	2003	2002
United States	$5,731	$776
International:
Great Britain	5	251
Japan	163	661
Mexico	155	404
All other countries	547	266

	$6,601	$2,358

It is impracticable for the Company to compute product revenues by product type for three months ended March 31, 2003 and 2002.

Two customers, Atlantic Telephone Membership Corporation and Home Telephone Company accounted for 12% and 11%, respectively, of the Company’s revenue for the three months ended March 31, 2003. Four customers, Capital Planeado SA de SV, Kanematsu Computer System. Ltd., RIKEI Corporation and BTN Internetworking, accounted for 17%, 13%, 11% and 10% respectively, of the Company’s revenue for the three months ended March 31, 2002.

NOTE 8-PRO FORMA INFORMATION

In accordance with SFAS 141, the following unaudited pro forma information is provided. The total revenues include the consolidated revenues of the Company as reported and the net revenues of VTC as if it had been acquired as of the beginning of the period ended March 31, 2002. The pro forma net loss and net loss per share have been adjusted to include the additional costs of amortization of intangibles and depreciation based on the actual purchase price of VTC. The unaudited pro forma information is not necessarily indicative of what actual results would have been had the acquisition been completed by the Company at the beginning of the period.

	Three Months Ended March 31, 2002
	Actual	Pro Forma
Net Revenue	$2,358	$5,757

Net loss	$(6,781)	(8,421)

Net loss per share, basic and diluted:	$(0.41)	$(0.43)

Shares used in computing net loss per share, basic and diluted	16,407	19,691

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about (1) our ability to generate income in the digital TV head-end, video trucking and private broadband network markets, (2) our ability to generate income through increases in sales volume and reductions in our manufacturing costs, (3) our expectation that our U.S. sales will continue to represent most of our aggregate sales and that international sales will continue to account for a significant portion of our revenue, (4) our expectation that we will derive material benefits from sales of product lines that we acquired in our acquisitions of third parties, (5) our expectation that we will be able to introduce new products and product enhancements that our customers demand, (6) our expectation that our suppliers and manufacturers would be able to meet such demand from our customers in a timely manner, (7) our expectation that our foreign sales will continue to be denominated primarily in U.S. dollars, (8) our expectation that we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses (9) our expectation that our research and development activities will continue to represent a significant percentage of our overall operating expenses during the remainder of 2003, (10) our expectation of how in-process research and development will impact our future results of operations or cash flows, (11) our anticipation that, the amount of cash used to fund operations will decrease throughout the remainder of 2003 (12) our working capital expenditures will decrease, (13) our expectation that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next 12 months, (14) our expectation that our cash flows from operating activities will increase in 2003, (15) our expectations about future license revenue, (16) our expectation that we will not incur restructuring costs in 2003, (17) our revenue sources our cash flow and cash position, our expense trends, products and standards development, and our plans, objectives, expectations and intentions and other statements contained herein that are not historical facts. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements reflect current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions. As a result, actual results may differ materially from the forward-looking statements contained herein. Such risks and uncertainties include those set forth below in “Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock.” In particular, see “Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock—We have a history of losses and expect to continue to incur losses in the future,” “—Our operating results may fluctuate significantly, which could cause our stock price to decline,” and “—We are and continue to be affected by poor general economic conditions that have resulted in significantly reduced sales levels and, if such adverse economic conditions continue or worsen, our business, operating results and financial condition will continue to be negatively impacted.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

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

Historically, most of our sales were derived from our broadband data transmission systems. With our November 2002 acquisition of Video Tele.com (“VTC”), formerly a subsidiary of Tektronix, Inc., we extended our product offerings to include video content processing and video trunking systems. The acquisition of VTC has resulted in a significant change in the structure, organization and priorities of Tut, including: (1) changes in our organizational structure and employee staffing; (2) establishment of significant operations in Lake Oswego, Oregon, at the prior headquarters location of VTC; (3) an expansion of sales and marketing efforts to include VTC products; and (4) a reprioritization of Tut Systems’ research and development budget to include the research and development of products acquired by Tut in its acquisition of VTC.

Sales to customers outside of the United States accounted for approximately 13.2% and 67.1% of revenue for the three months ended March 31, 2003 and 2002, respectively. With the inclusion of the products associated with the acquisition of VTC our geographic sales breakdown has shifted significantly towards the United States. We expect this trend to continue for the remainder of 2003. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by customers. To date, all international sales have been primarily denominated in U.S. dollars.

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

In November 2002, we acquired VTC from Tektronix, Inc. (Tektronix) for approximately $7.2 million, consisting of an aggregate of 3.3 million shares of our common stock valued at $3.6 million, acquisition related expenses consisting primarily of legal and other professional fees of $0.3 million, and a note payable to Tektronix in the amount of $3.3 million. This transaction was treated as a purchase for accounting purposes. VTC offers digital head-end solutions enabling home entertainment delivery via the broadband Internet.

In connection with our acquisition of VTC, we are contractually obligated to use our commercially reasonable efforts to register on a Form S-3 pursuant to Rule 415(a)(1)(i) under the Securities Act of 1933, as amended, on a continuous or delayed offering the 3.3 million shares of common stock issued to Tektronix no later than May 30, 2003, in order that Tektronix may sell such shares on or after December 1, 2003.

As of March 31, 2003, our net intangible assets remaining to be amortized were $4.9 million, related to the acquisitions of the ViaGate assets, Xstreamis and VideoTele.com.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Total revenues	100.0%	100.0%
Total cost of goods sold	49.4	64.6

Gross (loss) margin	50.6	35.4

Operating expenses:
Sales and marketing	29.2	98.2
Research and development	31.6	139.4
General and administrative	18.2	83.1
Amortization of intangibles	6.9	12.7

Total operating expenses	85.9	333.4

Loss from operations	(35.3)	(298.0)
Interest and other income, net	1.5	10.4

Net loss	(33.8)%	(287.6)%

Three Months Ended March 31, 2003 and 2002

Revenue. We generate revenue primarily from the sale of hardware products, including third-party products, professional services through the licensing of our HomeRun technology, and from the sale of software products. Following our acquisition of VTC in November 2002, we also generate revenues from turnkey solutions, which are comprised of the sale of digital head-end and video trunking equipment. Our total revenue increased to $6.6 million for the three months ended March 31, 2003, from $2.4 million for the three months ended March 31, 2002. Using a year-over-year comparison, the increase in 2003 compared to 2002 of $4.2 million, or 179.9%, was due to sale of products acquired with the acquisition of VTC.

License and royalty revenue was flat at $0.2 million for each of the three months ended March 31, 2003 and 2002, respectively. We did not enter into any new license or royalty agreements during the first three months of 2003 or 2002.

Cost of Goods Sold/Gross Margin. Cost of goods sold consists of raw materials, contract manufacturing, personnel costs, overhead, test and quality assurance for products, and the cost of licensed technology included in the products. Our cost of goods sold increased to $3.3 million for the three months ended March 31, 2003, from $1.6 million during the same period in 2002. The increase of $1.7 million or 114% was primarily due to increased product sales and, consequently, increased product costs, related to the additional products we acquired with the acquisition of VTC. As a percentage of revenue, however, the VTC products have lower costs of sales than our other products. During the first quarter of 2002, we recorded additional reserves of $0.3 million for excess and obsolete inventory as a part of our normal business operations and product inventory assessments. This inventory adjustment was included in cost of goods sold. We did not have a similar charge in the first quarter of 2003.

Gross margin as a percentage of revenue increased to 50.6% of revenue for the three months ended March 31, 2003 from 35.4% of revenue for the three months ended March 31, 2002. The increase in gross margin is the result of the higher gross margins associated with the VTC product line and higher sales volumes.

Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support facilities, travel, trade shows, promotions and outside services. As a result of our continued focus on cost saving measures, our sales and marketing expenses decreased to $1.9 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. The decrease for the three months ended March 31, 2003 when compared to the same period in 2002 of $0.4 million (or 16.8%), was primarily due to our restructurings.

Research and Development. Research and development expense consists primarily of personnel and facility costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expenses decreased to $2.1 million for the three months ended March 31, 2003, from $3.3 million for the three months ended March 31, 2002. The decrease for the three months ended March 31, 2003, when compared to the same period in 2002 of $1.2 million (or 36.5%), was primarily a result of our continued focus on cost saving measures and prior year restructurings, including the reduction, postponement or abandonment of research and development efforts on certain of our product lines. These cost saving measures resulted in year-over -year decreases of $0.6 million in personnel costs, $0.4 in facilities costs and another $0.2 million in travel and other discretionary expenses. Even though research and development expenses decreased in total for the first quarter of 2003 compared to the first quarter of 2002, we expect research and development activities to represent a significant percentage of our overall operating expenses during the remainder of fiscal 2003.

General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expenses decreased to $1.2 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. This decrease for the three months ended March 31, 2003, when compared to the same period in 2002 of $0.8 million (or 38.6%), was primarily due to our continued focus on cost saving measures and our restructurings in 2002 which resulted in year-over-year decreases of $0.3 million in insurance and professional fees, $0.2 million in depreciation and $0.2 million in facilities and overhead.

Amortization of Intangibles. Amortization of intangibles is comprised of completed technology and patents related to acquisitions and are amortized over their estimated useful lives of five years. Amortization of intangibles increased to $0.5 million for the three months ended March 31, 2003, from $0.3 million for the three months ended March 31, 2002. The increase for the three months ended March 31, 2003, when compared to the same period in 2002 of $0.2 million (or 52.7%), was primarily due to the intangibles acquired when we purchased VTC in November 2002. As of March 31, 2003, net intangible assets were $5.0 million, which consist primarily of completed technology and patents and are being amortized over their remaining useful lives.

Interest and Other Income, Net. Interest and other income, net consisted primarily of interest income and expense and a foreign currency exchange gain. Our interest and other income, net decreased to $0.1 million for the three months ended March 31, 2003 from $0.2 million for the three months ended March 31, 2002. The decrease for the three months ended March 31, 2003, when compared to the same period in 2002, was due to lower interest rates on lower average cash balances and to increased interest expense associated with the long-term note payable to Tektronix as part of the acquisition of VTC. These reductions in interest and other income, net were partially offset by a foreign currency exchange gain.

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

Cash and cash equivalents totaled $21.0 million at March 31, 2003, a decrease of $4.6 million, or 18.0%, from cash and cash equivalents of $25.6 million at December 31, 2002.

The net decrease in cash and cash equivalents of $4.6 million during the three months ended March 31, 2003 resulted primarily from our use of $ 4.4 million in cash for operating activities. Included in cash used for operating activities was the payment of $1.85 million representing the first of two equal installments totaling $3.7 million towards the remaining purchase commitments of raw material components. The second and final payment was paid in the second quarter of 2003. Also included in cash used for operating activities during the first quarter of 2003 were cash payments of $0.5 million associated with our restructuring activities that we had previously reserved for.

In future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of completing a substantial portion of payments for purchase commitments for inventory and decreases in our operational costs due to our restructurings and workforce reductions.

We have entered into certain contractual obligations and other purchase commitments that could result in cash outflows.

Our future minimum lease payments under operating leases at March 31, 2003 are as follows:

Remainder of 2003	$872
2004	806
2005	269
Thereafter	—

$1,947

We have incurred substantial losses and negative cash flows from operating activities since inception. For the quarter ended March 31, 2003, we incurred a net loss of $ 2.2 million, negative cash flows from operating activities of $4.4 million, and have an accumulated deficit of $279 million. Management believes that the cash and cash equivalents as of March 31, 2003 are sufficient to fund our operating activities and capital expenditure requirements for the next twelve months. Management expects the amount of cash used to fund operations to decrease throughout the remainder of 2003. However, to the extent our business continues to be affected by poor economic conditions impacting the telecommunications industry, we will continue to require cash to fund operations. We will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. We cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates.

The accounting policies described below are those that most frequently require us to make estimates and judgments, and are therefore critical to understanding our results of operations.

Revenue recognition

We generate revenue primarily from the sale of hardware products including third-party products, through professional services, the licensing of our HomeRun technology and the sale of our software products. We sell products through direct sales channels and through distributors.

Product revenues

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of our assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one year warranty from the date of purchase. During the three months ended March 31, 2003 the Company made no adjustments to its warranty accrual.

Turnkey solution revenues

Revenue on turnkey solution sales, which typically include the design, manufacture, test, integration and installation of our equipment to our customers’ specifications, or equipment acquired from third parties to be integrated with our products, is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized immediately. Generally, the terms of turnkey solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

License and royalty revenues

We have entered into non-exclusive technology agreements with various licensees. These agreements provide the licensees the right to use our proprietary technology to manufacture or have products manufactured using the proprietary technology and to receive customer support for specified periods and any changes or improvement to the technology over the term of the agreement.

Contract fees for the services provided under these licensing agreements are generally comprised of license fees and non-refundable, prepaid royalties that are recognized when the proprietary technology is delivered if there are no significant vendor obligations. If the licensing agreements contain post-contract customer support, we recognize the contract fees ratably over the period during which the post-contract customer support is expected to be provided. This period represents the estimated life of the technology. We begin to recognize revenue under the contract once it has delivered the implementation package that contains all information needed to use our proprietary technology in the licensee’s process. The remaining obligations are primarily to provide the licensee with any changes or improvements to the technology and technical advice on specifications, testing, debugging and enhancements.

We recognize royalties upon notification of sale by our licensees. The terms of the royalty agreements generally require licensees to notify us and pay royalties within 60 days of the end of the quarter during which the sales occur.

Software license and post contract support revenues

Currently, our software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. The software license fee typically grants a perpetual license to the customer. We generally recognize revenue from the sales of software licenses when all criteria for revenue recognition that are similarly applicable to our hardware product sales have been met. The revenue for maintenance and support fees is recognized ratably over the term of the separate support contract.

Revenue recognition in each period is dependant on our application of these accounting policies. If we believe that any of the conditions to recognize revenue have not been met, we will defer revenue recognition. For example, if collectiblitiy is not reasonably assured we will defer revenue recognition until subsequent cash receipt. Our application of percentage-of-completion accounting is subject to our estimates of labor cost to complete each turnkey solution project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results for a particular period could be adversely affected. Unearned revenue that has been billed but not collected at the end of the period, is deferred as a reduction against the related accounts receivable balance. Unearned revenue deferred as a reduction against the related accounts receivable was $2.4 million and $0.9 million at March 31, 2003 and December 31, 2002, respectively.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. These estimated allowances are periodically reviewed, analyzing the customers’ payment history and information regarding the customers’ creditworthiness that is known to us. If the financial condition of any of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance would be required.

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

When our management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

During the first quarter of 2003, we determined that no such impairment had occurred. Future events could cause us to conclude that impairment indicators exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal contingencies

We are currently involved in certain legal proceedings as discussed in Note 6 of our consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, we will re-assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations, financial condition or cashflows.

Accounting for stock based compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. We accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation (unaudited, in thousands except per share amounts) :

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(2,231)	$(6,781)
Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(1,067)	1,237

Net loss—pro forma	$(3,298)	$(8,018)

Basic and diluted net loss per share—as reported	$(0.11)	$(0.41)

Basic and diluted net loss per share—pro forma	$(0.17)	$(0.49)

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

The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss and net loss per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Prior to our initial public offering, the fair value of each option grant was estimated using the minimum value method. Volatility and dividend yields were not factors in our minimum value calculation. Subsequent to the offering, the fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option pricing model. We have also estimated the fair value of the purchase rights issued from its employee stock purchase plan using the Black-Scholes option pricing model. We first issued purchase rights from the 1998 Purchase Plan in fiscal 1999.

Recent accounting pronouncements

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been implemented in the Company’s financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating this Issue and its impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The interim disclosure requirements of SFAS No. 148 have been implemented in the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of losses and expect to continue to incur losses in the future.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. We incurred a net loss of $ 2.2 million for the three months ended March 31, 2003 and a net loss of $41.6 million for the year ended December 31, 2002. As of March 31, 2003, we had an accumulated deficit of $279 million. We expect that we will continue to incur losses for the remainder of fiscal year 2003.

We may never achieve profitability and, if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun and LongRun technology, IntelliPOP products and software products. In November 2002, we acquired VideoTele.com and certain products of VideoTele.com that we anticipate will bring us incremental revenue beyond our Expresso, Home Run, Long Run and IntelliPOP products. During fiscal years 2001 and 2002, we significantly reduced our workforce in an effort to decrease certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. However, we may not be able to generate a sufficient level of revenue (even with our newly acquired VideoTele.com products) to offset our current level of expenditures. Additionally, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to do the following:

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

The continued poor economic conditions in the world economy, the continued industry-wide downturn in the telecommunications market and recent events in the Middle East have materially and adversely affected, and continue to materially and adversely affect, our sales. As a result, we have, and will likely continue to, experience a material adverse impact on our business, operating results and financial condition. Comparatively lower sales for each of our fiscal years since 2000 have resulted in operating expenses increasing as a percentage of revenue for 2002 and 2001 compared to 2000. Although we took actions throughout 2001, 2002 and the first quarter of 2003 to create revenue opportunities and reduce operating expenses, including our acquisition of VideoTele.com, a prolonged continuation or worsening of sales trends that we faced in 2001 and 2002 would force us to take additional actions and charges in order to reduce our operating expenses further. If we are unable to reduce operating expenses at a rate and level consistent with anticipated future adverse sales trends or if we continue to incur significant special charges associated with such expense reductions that are disproportionate to our sales, our business, operating results and financial condition will be even further negatively impacted.

We depend on a limited number of large customers for a substantial portion of our revenue during any given period, and the loss of a key customer or loss or delay of a key order could substantially reduce our revenue in a given period.

We derive a significant portion of our revenue in each period from a limited number of customers. Two customers, Atlantic Telephone Membership Corporation and Home Telephone Company accounted for 12% and 11%, respectively, of the Company’s revenue for the three months ended March 31, 2003. Four customers, Capital Planeado SA de SV, Kanematsu Computer System Ltd., RIKEI Corporation and BTN Internetworking, accounted for 17%, 13%, 11% and 10% respectively, of the Company’s revenue for the three months ended March 31, 2002. Many of our customers have limited or, in some cases, no access to capital and continue to experience significant financial difficulties, including bankruptcy. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. In addition, our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and more established competitors. If sales to our largest customers decrease materially below current levels or if we are unable to establish a new base of customers, such decreases or failures would materially and adversely affect our business, results of operations and financial condition.

We have in the past and may in the future acquire companies, technologies or products, and, if we fail to integrate these acquisitions, our business, results of operations and financial condition could be harmed.

In fiscal years 2002, 2001 and 2000, we completed four acquisitions. As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. We may need to overcome significant issues in order to realize any benefits from our past transactions, and any future acquisitions would be accompanied by similar risks. These risks include, but are not limited to:

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

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. We believe the allegations against us are without merit and intend to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorney’s fees. There has not been a response filed to the compliant, discovery has not commenced, and no trial date has been established.

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

In fiscal years 2000 and 2001, we accumulated a substantial inventory of finished goods and components due to poor global economic conditions and the reduction in product demand due to capital funding decreases experienced by several key customers. Since that time, we have written off a significant portion of that inventory because we have been largely unsuccessful in monetizing this inventory by selling our existing finished goods inventory and the component inventory resulting from deliveries on already canceled purchase commitments. We expect that competitors will continue to market and sell inexpensive competitive products in the marketplace, thereby continuing to make it difficult for us to reduce our inventory levels further, which may eventually require that we write off our entire remaining $3.8 million inventory. If we are unable to sell a substantial amount of finished goods that we have not yet written off, our expected cash position throughout the remainder of 2003 will be even further materially and adversely impacted, which will harm our business, results of operations and financial condition.

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

Our operations have changed significantly due to volatility in our business. In the past, we rapidly and significantly expanded our operations. However, in fiscal years 2001 and 2002, we reduced our workforce significantly to control overall operating expenses in response to dramatic declines in, and the expectation of continued slowing of, our sales growth. We anticipate that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on selling our products to the larger, more established customers, such as ILECs and PTTs, in both domestic and international markets.

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

Sales to customers outside of the United States accounted for approximately 13.2%, and 67.1% of revenue for the three months ended March 31, 2003 and 2002, respectively. There are a number of risks arising from our international business, including, but not limited to:

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

We expect sales to customers outside of the United States to continue to represent a significant portion of our revenue. However, we cannot assure you that foreign markets for our products will develop at the rate or to the extent currently anticipated. If we fail to generate significant international sales, our business, financial condition and results of operations could be materially and adversely affected.

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

Based on our building specifications, several key components are purchased from single or limited sources, and if our contract manufacturers fail to obtain the raw materials and component products we require in a timely manner we could lose sales; if we lose sales, our business, financial condition and results of operations would be materially and adversely affected.

We currently purchase most of our raw materials and components used in our products through our contract manufacturers. In procuring components for our products, we and our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supplies from these sources to meet our needs. We also depend on various sole source offerings from Broadcom, Metalink US and Motorola for certain of our products. Components are purchased pursuant to purchase orders based on forecasts, but neither we nor our contract manufacturers have any guaranteed supply arrangements with these suppliers. The availability of many of these components depends in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers are unable to obtain a sufficient supply of key components from current sources or if there is any interruption in the supply of any of the key components currently obtained from a single or limited source, we could experience difficulties in obtaining alternative sources at reasonable prices, if at all, or in altering product designs to use alternative components. Resulting delays and reductions in product shipments could damage customer relationships, could disrupt our operations and could harm our business, financial condition or results of operations. In addition, any increases in component costs that are passed on to our customers could reduce demand for our products.

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

Further, the marketplace’s anticipation of an emerging standard, such as MPEG-4, Part 10 (H.264), could delay the decision to deploy existing products.

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

We depend on the performance of Salvatore D’Auria, our President, Chief Executive Officer and Chairman of the Board, and on other senior management and technical personnel with experience in the data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

Our stock price has fluctuated and is likely to continue to fluctuate, and you may not be able to resell your shares at or above their purchase price.

The price of our common stock has been and is likely to continue to be highly volatile. Our stock price could continue to fluctuate widely in response to many factors, including, but not limited to, the following:

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

Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. In the second half of 2002, the minimum closing bid price of our common stock was consistently below $1.00 per share. On September 9, 2002, we received a Nasdaq delisting notice because our common stock had closed below $1.00 per share for 30 consecutive trading days. If the bid price of our common stock had not closed at $1.00 per share or more for a minimum of 10 consecutive trading days before December 9, 2002, our stock would have been delisted from the Nasdaq National Market. On November 15, 2002, we received a notice from the Nasdaq that our stock price had traded above $1.00 per share for the required 10 consecutive days. Since that time, our stock has not traded below the required minimum bid price at closing of $1.00 per share. However, based on the various risks noted elsewhere in this Quarterly Report on Form 10Q as well as the fact that our stock price continues to trade below $3.00 per share, we nevertheless continue to face the risk of a delisting from the Nasdaq National Market. The delisting of our common stock as well as the threat of delisting of our common stock may negatively impact the value of our shares because shares that trade on the over-the-counter market, rather than the Nasdaq National Market, are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. Also, we may from time to time need to register shares of our common stock for resale, which registration and resale may increase the number of our shares that are publicly-traded, thereby adversely impacting the per share price of our common stock. In connection with our acquisition of VTC, we are contractually obligated to use our commercially reasonable efforts to register on a Form S-3 pursuant to Rule 415(a)(1)(i) under the Securities Act of 1933, as amended, on a continuous or delayed offering the 3.3 million shares of common stock issued to Tektronix no later than May 30, 2003, in order that Tektronix may sell such shares on or after December 1, 2003. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2003, we had 19,805,041 shares outstanding. Of these shares, 16,521,444 shares of our common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

Our Pleasanton, California facility is located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facility and equipment, which could require us to curtail or cease operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of interest-sensitive financial instruments at March 31, 2003.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of a date within the 90 days prior to the date of this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 14d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Notwithstanding these limitations, based upon and as of the date of the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against Tut Systems, Inc. and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about its business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cashflows.

On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. There has not been a response filed to the complaint, discovery has not commenced, and no trial date has been established.

On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company’s suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint sought damages in the amount of $10,469,000. The Company settled this case on December 20, 2002 and the related costs have been recorded in the consolidated financial statements

        On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss and the case will now proceed to discovery. The Company believes the allegations against it are without merit and intends to defend the action vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition, or cashflows.

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

2.7

Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent. (10)

2.8	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002. (12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company, as currently in effect. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder. (1)

10.2	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder. (1)

10.3	1998 Employee Stock Purchase Plan, as amended. (2)

10.4	1998 Stock Plan Inland Revenue Approved Rules for UK Employees. (6)

10.5	American Capital Marketing, Inc. 401(k) Plan. (1)

10.6	Fourth Amended and Restated Shareholders’ Rights Agreement, dated December 16, 1997, between the Company and certain stockholders. (1)

10.7	Lease by and between Pleasant Hill Industrial Park Associates, a California Limited Partnership, and the Company dated April 4, 1995, as amended. (1)

10.8

Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997. (1)

10.9	Licensing and Cooperative Marketing Agreement between Microsoft Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998. (1)

10.10	Form of Indemnification Agreement entered into between the Company and each director and officer. (1)

10.11	Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.12	Non-competition Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.13	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.14	Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

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

10.19	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.20	Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

10.21	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(7)

10.22	Executive Retention and Change of Control Plan.(9)

10.23	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(9)

10.24	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(9)

10.25	1999 Non-Statutory Stock Option Plan.(11)

10.26	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(13)

10.27	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002. (13)

11.1	Calculation of earnings per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.
(8)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(11)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(12)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company did not file any reports on Forms 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUT SYSTEMS, INC.

By:	/S/ RANDALL K. GAUSMAN
Randall K. Gausman Vice-President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 1, 2003

CERTIFICATION

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/S/ SALVATORE D’AURIA
Salvatore D’Auria Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2003

CERTIFICATION

I, Randall K. Gausman, certify that:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

By:
/S/ RANDALL K. GAUSMAN
Randall K. Gausman Vice-President, Finance and Administration Chief Financial Officer and Secretary (Principal Financial Officer)

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

2.7

Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent. (10)

2.8	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002. (12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company, as currently in effect. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder. (1)

10.2	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder. (1)

10.3	1998 Employee Stock Purchase Plan, as amended. (2)

10.4	1998 Stock Plan Inland Revenue Approved Rules for UK Employees. (6)

10.5	American Capital Marketing, Inc. 401(k) Plan. (1)

10.6	Fourth Amended and Restated Shareholders’ Rights Agreement, dated December 16, 1997, between the Company and certain stockholders. (1)

10.7	Lease by and between Pleasant Hill Industrial Park Associates, a California Limited Partnership, and the Company dated April 4, 1995, as amended. (1)

10.8

Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997. (1)

10.9	Licensing and Cooperative Marketing Agreement between Microsoft Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998. (1)

10.10	Form of Indemnification Agreement entered into between the Company and each director and officer. (1)

10.11	Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.12	Non-competition Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.13	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.14	Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

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

10.19	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.20	Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

10.21	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(7)

10.22	Executive Retention and Change of Control Plan.(9)

10.23	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(9)

10.24	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(9)

10.25	1999 Non-Statutory Stock Option Plan.(11)

10.26	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(13)

10.27	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002. (13)

11.1	Calculation of earnings per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.
(8)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(11)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(12)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.