Form 10-Q
period 2003-06-30
TUT SYSTEMS INC
filed 2003-07-31
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 000-25291

TUT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2958543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Franklin Drive, Suite 100, Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 490-3900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

As of July 28, 2003, 19,991,689 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,682	$25,571
Accounts receivable, net of allowance for doubtful accounts of $7 and $10 in 2003 and 2002, respectively	4,892	1,972
Inventories, net	2,596	3,888
Prepaid expenses and other	1,454	1,082

Total current assets	24,624	32,513
Property and equipment, net	1,658	1,630
Intangibles and other assets	4,542	5,586

Total assets	$30,824	$39,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086	$1,272
Accrued liabilities	1,888	5,924
Deferred revenue	399	921

Total current liabilities	3,373	8,117
Note Payable	3,390	3,262
Deferred revenue, net of current portion	—	35
Other liabilities	75	84

Total liabilities	6,838	11,498

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized, 19,992 and 19,796 shares issued and outstanding in 2003 and 2002, respectively	20	20
Additional paid-in capital	304,899	304,888
Accumulated other comprehensive loss	(141)	(141)
Accumulated deficit	(280,792)	(276,536)

Total stockholders’ equity	23,986	28,231

Total liabilities and stockholders’ equity	$30,824	$39,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product	$7,700	$2,314	$14,101	$4,476
License and royalty	165	200	365	396

Total revenues	7,865	2,514	14,466	4,872

Cost of goods sold:
Product	4,015	6,568	7,274	8,091

Total cost of goods sold	4,015	6,568	7,274	8,091

Gross margin (loss)	3,850	(4,054)	7,192	(3,219)

Operating expenses:
Sales and marketing	1,927	2,466	3,854	4,782
Research and development	2,248	3,499	4,334	6,786
General and administrative	1,105	1,245	2,307	3,203
Impairment of intangible assets	128	—	128	—
Amortization of intangible assets	459	299	918	599

Total operating expenses	5,867	7,509	11,541	15,370

Loss from operations	(2,017)	(11,563)	(4,349)	(18,589)
Impairment of certain equity investments	—	(592)	—	(592)
Interest and other (expense) income, net	(8)	183	93	428

Net loss	$(2,025)	$(11,972)	$(4,256)	$(18,753)

Net loss per share, basic and diluted (Note 3)	$(0.10)	$(0.73)	(0.21)	$(1.14)

Shares used in computing net loss per share, basic and diluted (Note 3)	19,894	16,455	19,848	16,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,256)	$(18,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	488	1,750
Provision (recovery) for doubtful accounts	3	(735)
Provision for excess and obsolete inventory and abandoned products	15	5,124
Write off of certain equity investments	—	592
Impairment of intangibles	128	—
Amortization of intangibles	918	599
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,923)	422
Inventories	1,277	1,615
Prepaid expenses and other assets	(372)	(610)
Accounts payable and accrued liabilities	(4,231)	(1,594)
Deferred revenue	(559)	(513)

Net cash used in operating activities	(9,512)	(12,103)

Cash flows from investing activities:
Purchase of property and equipment	(516)	(296)
Proceeds from maturities of short-term investments	—	3,105

Net cash (used in) provided by investing activities	(516)	2,809

Cash flows from financing activities:
Proceeds from issuances of common stock, net	11	67
Deferred interest on note payable	128	—
Repayment of note receivable	—	33

Net cash provided by financing activities	139	100

Net decrease in cash and cash equivalents	(9,889)	(9,194)
Cash and cash equivalents, beginning of period	25,571	46,338

Cash and cash equivalents, end of period	$15,682	$37,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

Tut Systems, Inc. (the “Company”) was founded in 1983 and began operations in August 1991. The Company designs, develops, markets and sells video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, digital video trunking systems for applications across TV broadcast, government and education facilities, and broadband transmission systems for application over existing private campus or building facilities. Historically, most of the Company’s sales were derived from its broadband data transmission systems. With the Company’s November 2002 acquisition of VideoTele.com (“VTC”), formerly a subsidiary of Tektronix, Inc., the Company extended its product offerings to include video content processing and video trunking systems.

The Company has incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2003, the Company incurred a net loss of $4,256, and negative cash flows from operating activities of $9,512, and has an accumulated deficit of $280,792 at June 30, 2003. To the extent the Company’s business continues to be affected by poor economic conditions impacting the telecommunications industry, the Company will continue to require cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources if necessary to maintain reasonable operating levels. The Company cannot be assured that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2003 and December 31, 2002, its results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003. The balance sheet as of December 31, 2002, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2003, are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2003.

Revenue recognition

The Company generates revenue primarily from the sale of hardware products, including third-party products, through professional services, the licensing of its HomeRun technology and the sale of its software products. The Company sells products through direct sales channels and through distributors.

Product revenues

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. The Company also maintains accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. The Company’s products generally carry a one-year warranty from the date of purchase. During the three and six months ended June 30, 2003, the Company made no adjustments to its warranty accrual. The warranty accrual was not material at June 30, 2003.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Turnkey solution revenues

Revenue on turnkey video solution sales, which typically include the design, manufacture, test, integration and installation of the Company’s equipment to its customers’ specifications, or equipment acquired from third parties to be integrated with the Company’s products, is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated total labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized immediately. Generally, the terms of turnkey video solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

License and royalty revenues

The Company has entered into non-exclusive technology agreements with various licensees. These agreements provide the licensees the right to manufacture, or have manufactured, products which incorporate the Company’s proprietary technology and to receive customer support for specified periods and any changes or improvements to the technology over the term of the agreement.

Contract fees for the services provided under these licensing agreements are generally comprised of license fees and non-refundable prepaid royalties that are recognized when the proprietary technology is delivered if there are no significant vendor obligations. If the licensing agreements contain post-contract customer support, the Company recognizes the contract fees ratably over the period during which the post-contract customer support is expected to be provided. This period represents the estimated life of the technology. The Company begins to recognize revenue under the contract once it has delivered the implementation package that contains all information needed to use the Company’s proprietary technology in the licensee’s process. The remaining obligations are primarily to provide the licensee with any changes or improvements to the technology and technical advice on specifications, testing, debugging and enhancements.

The Company recognizes royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to notify the Company and pay royalties within 60 days of the end of the quarter during which the sales occur.

Software license and post-contract support revenues

Currently, the Company’s software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. A software license typically grants a perpetual license to the customer. The Company generally recognizes revenue from the sale of the software license when all criteria for revenue recognition that are similarly applicable to the Company’s hardware product sales have been met. The revenue for post-contract maintenance and support fees is recognized ratably over the term of the separate support contract.

Revenue recognition in each period is dependent on the application of these accounting policies. If the Company believes that any of the conditions to recognize revenue have not been met, it will defer revenue recognition. For example, if collectiblitiy is not reasonably assured, the Company will defer revenue recognition until subsequent cash receipt. The Company’s application of percentage-of-completion accounting is subject to its estimates of labor cost to complete each turnkey solution project. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, its operating results for a particular period could be adversely affected. Unearned revenue that has been billed but not collected at the end of the period is deferred as a reduction against the related accounts receivable balance. Unearned revenue deferred as a reduction against the related accounts receivable was $1,563 and $900 at June 30, 2003 and December 31, 2002, respectively.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. These estimated allowances are periodically reviewed and take into account customers’ payment history and information regarding customers’ creditworthiness that is known to the Company. If the financial condition of any of its customers were to deteriorate, resulting in their inability to make payments, an additional allowance would be required.

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

During the three months ended June 30, 2003, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate Technologies, Inc. assets in September 2001 had become impaired. As a result, the Company recorded a loss of $128 to write-off the technology.

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accounting for stock based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss – as reported	$(2,025)	$(11,972)	$(4,256)	$(18,753)

Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(970)	(1,299)	(2,037)	(2,535)

Net loss – pro forma	$(2,995)	$(13,271)	$(6,293)	$(21,288)

Basic and diluted net loss per share – as reported	$(0.10)	$(0.73)	$(0.21)	$(1.14)

Basic and diluted net loss per share – pro forma	$(0.15)	$(0.81)	$(0.32)	$(1.30)

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Prior to the Company’s initial public offering, the fair value of each stock option was estimated using the minimum value method. Volatility and dividend yields were not factors in the Company’s minimum value calculation. Subsequent to the offering, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option pricing model. The Company has also estimated the fair value of the purchase rights issued from its employee stock purchase plan using the Black-Scholes option pricing model. The Company first issued purchase rights from the 1998 Employee Stock Purchase Plan in fiscal 1999.

Recent accounting pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

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

The calculation of net loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss per share, basic and diluted:
Net loss	$(2,025)	$(11,972)	$(4,256)	$(18,753)

Net loss per share, basic and diluted	$(0.10)	$(0.73)	$(0.21)	$(1.14)

Shares used in computing net loss per share, basic and diluted	19,894	16,455	19,848	16,431

Antidilutive securities not included in net loss per share calculations	3,879	3,595	3,879	3,595

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on other assets, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,025)	$(11,972)	$(4,256)	$(18,753)
Unrealized losses on other assets	—	(40)	12	(55)
Foreign currency translation adjustments	(6)	2	(12)	(1)

Net change in other comprehensive loss	(6)	(38)	—	(56)

Total comprehensive loss	$(2,031)	$(12,010)	$(4,256)	$(18,809)

NOTE 5—BALANCE SHEET COMPONENTS:

	June 30, 2003	December 31, 2002
Inventories, net:
Finished goods	$2,518	$3,667
Raw materials	78	221

	$2,596	$3,888

Property and equipment:
Computers and software	$1,148	$932
Test equipment	1,801	1,501
Office equipment	33	33

	2,982	2,466
Less: accumulated depreciation	(1,324)	(836)

	$1,658	$1,630

Accrued liabilities:
Provision for loss on purchase commitments	$—	$3,700
Professional Services	196	612
Compensation	863	604
Restructuring accrual	—	473
Other	829	535

	$1,888	$5,924

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangibles assets:
Completed technology and patents	$8,127	$(4,252)	$3,875
Contract backlog	247	(141)	106
Customer lists	86	(8)	78
Maintenance contract renewals	50	(7)	43
Trademarks	315	(30)	285

	$8,825	$(4,438)	$4,387

Other non-current assets			155

			$4,542

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangibles assets:
Completed technology and patents	$8,253	(3,473)	$4,780
Contract backlog	247	(35)	212
Customer lists	86	(2)	84
Maintenance contract renewals	50	(2)	48
Trademarks	315	(8)	307

	$8,951	(3,520)	5,431

Other non-current assets			155

			$5,586

The aggregate amortization expense for the three and six months ended June 30, 2003 was $459 and $918, respectively. The aggregate amortization expense for the three and six months ended June 30, 2002 was $299 and $599, respectively.

Minimum future amortization expense at June 30, 2003 is as follows:

Remainder of 2003	$898
2004	1,584
2005	953
2006	483
2007	363
Thereafter	106

$4,387

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Lease obligations

        The Company leases office, assembly and warehouse space under noncancelable operating leases that expire in 2003 and 2005. In connection with the acquisition of VideoTele.com (“VTC”) in November 2002, the Company assumed an operating lease that expires in July 2005.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In August 2002, the Company entered into an agreement to terminate its lease for engineering facilities in Bridgewater Township, New Jersey for $257, which consisted of forfeiture of a $116 letter of credit and a cash payment of $141. As part of its November 2002 restructuring program, the Company entered into an agreement to terminate its lease for its headquarters facility in Pleasanton, California for $2,409, which consisted of forfeiture of a $1,350 letter of credit and a cash payment of $1,059. The Company also incurred $327 in legal costs and other professional fees related to this lease termination. These amounts were paid as of March 31, 2003. In December 2002, the Company entered into a lease agreement for a facility in Pleasanton, California that expires in December 2003.

Minimum future lease payments under operating leases at June 30, 2003 are as follows:

Remainder of 2003	$550
2004	806
2005	269
Thereafter	—

$1,625

Purchase commitments

The Company had noncancellable commitments to purchase finished goods inventory totaling $333 and $421 in aggregate at June 30, 2003 and December 31, 2002, respectively.

Contingencies

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The demurrers have not yet been heard by the Court, and no trial date has been established.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 7—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States	$6,109	$1,555	$11,840	$2,331
International:
Canada	589	96	708	160
Great Britain	191	230	197	481
Hong Kong	330	—	330	—
Ireland	291	208	545	208
Japan	72	251	236	912
Mexico	175	—	330	404
All other countries	108	174	280	376

	$7,865	$2,514	$14,466	$4,872

It is impracticable for the Company to compute product revenues by product type for the three and six months ended June 30, 2003 and 2002.

No individual customer accounted for greater than 10% of the Company’s revenue for the three and six months ended June 30, 2003. Two customers, COM21 and Ingram Micro accounted for 19% and 21%, respectively, of the Company’s revenue for the three months ended June 30, 2002. No customer accounted for greater than 10% of the Company’s revenue for the six months ended June 30, 2002.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 8—PRO FORMA INFORMATION:

In accordance with SFAS 141, the following unaudited pro forma information is provided. The total revenues include the consolidated revenues of the Company as reported and the net revenues of VTC as if it had been acquired as of January 1, 2002. The pro forma net loss and net loss per share have been adjusted to include the additional costs of amortization of intangibles and depreciation based on the actual purchase price of VTC. The unaudited pro forma information is not necessarily indicative of what actual results would have been had the acquisition been completed by the Company at the beginning of the period.

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Actual	Pro Forma	Actual	Pro Forma
Net Revenue	$2,514	$6,758	$4,872	$12,515
Net Loss	$(11,972)	$(12,838)	$(18,753)	$(21,259)
Net loss per share, basic and diluted	$(0.73)	$(0.65)	$(1.14)	$(1.08)
Shares used in computing net loss per share, basic and diluted	16,455	19,739	16,431	19,715

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about (1) our expectation that our U.S. sales will continue to represent most of our aggregate sales for the remainder of 2003 and that international sales will continue to represent a significant portion of our revenue, (2) our expectation that our foreign sales will continue to be denominated primarily in U.S. dollars, (3) our expectation that we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses, (4) our expectation that our research and development activities will represent a significant percentage of our overall operating expenses during the remainder of 2003, (5) our expectation that the amount of cash used to fund operations will decrease throughout the remainder of 2003, (6) our anticipation that our working capital expenditures on a period-to-period basis will decrease, (7) our expectation that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next 12 months, (8) our expectation that we will continue to evaluate product line expansion and new product opportunities, engage in research, development and engineering activities and focus on cost-effective design of our products, (9) our expectation that we will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operation levels, (10) our expectation that we will continue to incur losses for the remainder of fiscal year 2003, (11) our anticipation that the average selling prices for our products will continue to decrease in the near future due to increased competitive price pressures in certain geographical regions, (12) our expectation that we will make acquisitions of, or significant investments in, other companies, (13) our expectation that competitors will continue to market and sell inexpensive competitive products in the marketplace, (14) our anticipation that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities, (15) our expectation that demand for our products that are based on copper telephone lines will decline, and (16) our revenue sources, our cash flow and cash position, our expense trends, products and standards development, and our plans, objectives, expectations and intentions and other statements contained herein that are not historical facts. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements reflect current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions. As a result, actual results may differ materially from the forward-looking statements contained herein. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

We design, develop and sell video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, digital video trunking systems for applications across TV broadcast, government and education facilities, and broadband data transmission systems for application over existing private campus or building facilities.

Historically, most of our sales were derived from our broadband data transmission systems. With our November 2002 acquisition of Video Tele.com (“VTC”), formerly a subsidiary of Tektronix, Inc. (“Tektronix”), we extended our product offerings to include video content processing and video trunking systems. The acquisition of VTC has resulted in a significant change in the structure, organization and priorities of the Company, including: (1) changes in our organizational structure and employee staffing; (2) establishment of significant operations in Lake Oswego, Oregon, the prior headquarters location of VTC; (3) an expansion of our sales and marketing efforts to include VTC products; and (4) a reprioritization of our research and development budget to include the research and development of products acquired by us in our acquisition of VTC.

Sales to customers outside of the United States accounted for approximately 18.2% and 52.2% of revenue for the six months ended June 30, 2003 and 2002, respectively. With the inclusion of the products associated with the acquisition of VTC, the geographic distribution of our sales has shifted significantly towards the United States. We expect this trend to continue for the remainder of 2003. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by our customers. To date, all international sales have been primarily denominated in U.S. dollars.

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

In January 2001, we acquired ActiveTelco, Inc. (“ActiveTelco”) for approximately $4.9 million, consisting of 321,343 shares of our common stock, 18,657 options to acquire shares of our common stock, acquisition related expenses consisting primarily of legal and other professional fees, assumed ActiveTelco convertible notes in the amount of $0.7 million plus accrued interest and other assumed liabilities of approximately $1.1 million. This transaction was treated as a purchase for accounting purposes. ActiveTelco was located in Fremont, California. ActiveTelco provided an Internet telephony platform that enabled Internet and telecommunications service providers to integrate and deliver Web-based telephony applications such as unified messaging, long-distance service, voicemail and fax delivery, call forwarding, call conferencing and callback services.

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

In November 2002, we acquired VTC from Tektronix for approximately $7.2 million, consisting of 3.3 million shares of our common stock valued at $3.6 million, acquisition related expenses consisting primarily of legal and other professional fees of $0.3 million, and a note payable to Tektronix in the amount of $3.3 million. This transaction was treated as a purchase for accounting purposes. VTC was located in Lake Oswego, Oregon. VTC offers digital head-end solutions enabling home entertainment delivery via the broadband Internet.

In connection with our acquisition of VTC, we registered on a Form S-3 pursuant to Rule 415(a)(1)(i) under the Securities Act of 1933, as amended, on a continuous or delayed, offering the 3.3 million shares of common stock issued to Tektronix, in order that Tektronix may sell such shares on or after December 1, 2003.

As of June 30, 2003, our net intangible assets remaining to be amortized were $4.4 million, related to the acquisitions of the ViaGate assets, Xstreamis and VTC.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	51.1	261.3	50.3	166.1

Gross (loss) margin	48.9	(161.3)	49.7	(66.1)

Operating expenses:
Sales and marketing	24.5	98.1	26.6	98.2
Research and development	28.6	139.2	30.0	139.3
General administrative	14.1	49.5	16.0	65.7
Impairment of intangibles	1.6	—	0.9	—
Amortization of intangibles	5.8	11.9	6.3	12.3

Total operating expenses	74.6	298.7	79.8	315.5

Loss from operations	(25.7)	(460.0)	(30.1)	(381.6)
Impairment of certain equity investments		(23.5)		(12.2)
Interest and other income, net	(0.1)	7.3	0.6	8.8

Net loss	(25.8)%	(476.2)%	(29.5)%	(385.0)%

Three and Six Months Ended June 30, 2003 and 2002

Revenue. We generate revenue primarily from the sale of hardware products, which includes both our products and third-party products, professional services through the licensing of our HomeRun technology, and from the sale of software products. Following our acquisition of VTC in November 2002, we also generate revenues from turnkey video solutions, which are comprised of digital head-end and video trunking equipment. Our total product revenue increased to $7.7 million and $14.1 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods for 2002. The increase of $5.4 million or 213% and $9.6 million or 197% for the three and six months ended June 30, 2003, respectively, compared with the prior year is due to the additional revenue resulting from our sales of products acquired in our acquisition of VTC. The increase in product revenue attributable to products acquired with the VTC acquisition offset a decline in sales of our other products compared with the prior year reporting periods.

License and royalty revenue was $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively. We did not enter into any new license or royalty agreements during the first six months of 2003 or 2002.

Cost of Goods Sold/Gross Margin. Cost of goods sold consists of costs related to raw materials, contract manufacturing, personnel costs, overhead, test and quality assurance products, and the cost of licensed technology included in our products. Excluding the reserves for excess and obsolete inventory included in cost of sales of $0.3 million and $4.9 million taken in the first and second quarters of 2002, respectively, our cost of goods sold increased to $4.0 million and $7.3 million for the three and six months ended June 30, 2003, respectively, compared to $1.7 million and $2.9 million for the three and six months ended June 30, 2002, respectively. The increase was primarily due to increased product sales and consequently, increased product costs related to the additional product sales resulting from our VTC acquisition. As a percentage of revenue, however, the VTC products have a lower cost of sales than our other products. We did not record any additions to the excess and obsolete inventory reserves in the first two quarters of 2003.

Gross margin as a percentage of revenue increased to 48.9% and 49.7% of revenue for the three and six months ended June 30, 2003, respectively, from 33.7% and 40.7% for the three and six months ended June 30, 2002, respectively, excluding the reserves for excess and obsolete inventory included in cost of goods sold. The increase in our aggregate gross margin is the result of the higher gross margins associated with the VTC product line and the benefit that the inclusion of these VTC sales volumes has had on our gross margins whereas these VTC products were not included in our 2002 financials.

Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support facilities, travel, trade shows, promotions and outside services. Our sales and marketing expenses decreased to $1.9 million and $3.9 million for the three and six months ended June 30, 2003, respectively, from $2.5 million and $4.8 million for the three and six months ended June 30, 2002, respectively. The decrease for the three and six months ended June 30, 2003 when compared to the same periods in 2002 of $0.6 million, or 21.9%, and $0.9 million, or 19.4%, respectively, were primarily due to our restructuring efforts, which has allowed us to support increasing revenue with a lower cost structure.

Research and Development. Research and development expense primarily consists of personnel and facilities costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed as incurred. Our research and development expense decreased to $2.2 million and $4.3 million for the three and six months ended June 30, 2003, respectively, from $3.5 million and $6.8 million for the three and six months ended June 30, 2002, respectively. The decrease for the three and six months ended June 30, 2003, when compared with the same periods in 2002 of $1.3 million, or 35.8% and $2.5 million, or 36.1%, respectively, were primarily a result of our continued focus on cost saving measures and prior year restructurings, including the reduction, postponement or abandonment of research and development efforts on certain product lines. These cost savings resulted in year-over-year decreases of $1.2 million in personnel costs and $1.3 million in travel and other expenses. Even though our total research and development costs decreased in total for the first six months of 2003 compared with the first six months of 2002, we expect research and development activities to represent a significant percentage of our overall operating expenses during the remainder of 2003.

General and Administrative. General and administrative expense primarily consists of personnel costs for administrative officers and support personnel, legal, accounting, insurance and consulting fees. Our general and administrative expense decreased to $1.1 million and $2.3 million for the three and six months ended June 30, 2003, respectively, from $1.2 million and $3.2 million for the three and six months ended June 30, 2002, respectively. The decrease for the three and six months ended June 30, 2003 when compared with the same periods in 2002 of $0.1 million or 11.2% and $0.9 million or 28.0%, respectively, were primarily due to our continued focus on cost saving measures and our restructurings in 2002, which resulted in year-over-year decreases of $0.6 million in insurance and professional fees and $0.3 million in depreciation expense.

Impairment of Intangibles. The Company recognized a loss of $128,000 during the three and six months ended June 30, 2003 for the impairment of certain technology acquired as part of the acquisition of the assets of ViaGate. There were no such write-offs during the three and six months ended June 30, 2002.

Amortization of Intangibles. Amortization of intangibles is comprised of technology and patents related to acquisitions and is amortized over their estimated useful lives of five years. Amortization of intangibles increased to $0.5 million and $0.9 million for the three and six months ended June 30, 2003, respectively, from $0.3 million and $0.6 million for the three and six months ended June 30, 2002, respectively. The increase was primarily due to the intangibles acquired when we purchased VTC in November 2002. As of June 30, 2003, net intangible assets of $4.4 million, which consist primarily of completed technology and patents, which remain to be amortized.

Impairment of Certain Equity Investments. Impairment of certain equity investments for the three and six months ended June 30, 2002 consisted of the recognition of expense related to the write-off of $0.6 million invested in a privately-held company. The value of this investment was impaired due to uncertainty about the continued viability of the company. As of June 30, 2002, we had no remaining investments in privately held companies.

Interest and Other (Expense) Income, Net. Interest and other income, net consists primarily of interest income and expense and a foreign currency exchange gain. Our net interest income and other income became an expense for the three months ended June 30, 2003, as a result of interest expense on a note payable exceeding interest income. Interest income and other income net decreased to $0.1 million for the six months ended June 30, 2003. This compares with income of $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively. The decreases for the three and six months ended June 30, 2003 were due to lower interest rates on lower average cash balances and to increased interest expense associated with the long-term note payable to Tektronix, Inc. related to the acquisition of VTC. These reductions in interest and other income, net were partially offset by a foreign currency exchange gain.

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

Cash and cash equivalents totaled $15.5 million at June 30, 2003, a decrease of $9.9 million, or 38.7%, from cash and cash equivalents of $25.6 million at December 31, 2002.

The net decrease in cash and cash equivalents of $9.9 million during the six months ended June 30, 2003 resulted primarily from our use of $9.5 million in cash for operating activities and purchase of property and equipment of $0.5 million. Included in cash used for operating activities was the payment of $3.7 million towards our remaining purchase commitments to a prior vendor for raw material components and an increase in accounts receivable of $2.9 million. Also included in cash used for operating activities during the six months ended June 30, 2003 were cash payments of $0.5 million associated with our restructuring activities that we had previously reserved for.

In future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of completing a substantial portion of payments for purchase commitments for inventory and decreases in our operational costs due to our restructuring and prior workforce reductions.

We have entered into certain contractual obligations and other purchase commitments that could result in cash outflows.

Our future minimum lease payments under operating leases at June 30, 2003 are as follows:

Remainder of 2003	$550,000
2004	806,000
2005	269,000
Thereafter	—

$1,625,000

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full.

We have incurred substantial losses and negative cash flows from operating activities since inception. For the six months ended June 30, 2003, we incurred a net loss of $4.3 million, negative cash flows from operating activities of $9.5 million, and have an accumulated deficit of $280.8 million. Management believes that the cash and cash equivalents as of June 30, 2003 are sufficient to fund our operating activities and capital expenditure requirements for the next twelve months. Management expects the amount of cash used to fund operations to decrease throughout the remainder of 2003. However, to the extent our business continues to be affected by poor economic conditions impacting the telecommunications industry, we will continue to require cash to fund operations. We will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. We cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

Revenue recognition

We generate revenue primarily from the sale of hardware products, including third-party products, through professional services, the licensing of our HomeRun technology and the sale of our software products. We sell products through direct sales channels and through distributors.

Product revenues

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of our assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase. During the six months ended June 30, 2003 the Company made no adjustments to its warranty accrual.

Turnkey solution revenues

Revenue on turnkey video solution sales, which typically include the design, manufacture, test, integration and installation of our equipment to our customers’ specifications, or equipment acquired from third parties to be integrated with our products, is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated total labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized immediately. Generally, the terms of turnkey video solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

License and royalty revenues

We have entered into non-exclusive technology agreements with various licensees. These agreements provide the licensees the right to manufacture, or have manufactured, products which incorporate the Company’s proprietary technology and to receive customer support for specified periods and any changes or improvement to the technology over the term of the agreement.

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

Software license and post contract support revenues

Currently, our software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. A software license typically grants a perpetual license to the customer. We generally recognize revenue from the sales of software licenses when all criteria for revenue recognition that are similarly applicable to our hardware product sales have been met. The revenue for post-contract maintenance and support fees is recognized ratably over the term of the separate support contract.

Revenue recognition—Summary

Revenue recognition in each period is dependant on our application of these accounting policies. If we believe that any of the conditions to recognize revenue have not been met, we will defer revenue recognition. For example, if collectiblitiy is not reasonably assured, we will defer revenue recognition until subsequent cash receipt. Our application of percentage-of-completion accounting is subject to our estimates of labor cost to complete each turnkey solution project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results for a particular period could be adversely affected. Unearned revenue that has been billed but not collected at the end of the period is deferred as a reduction against the related accounts receivable balance. Unearned revenue deferred as a reduction against the related accounts receivable was $1.6 million and $0.9 million at June 30, 2003 and December 31, 2002, respectively.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. These estimated allowances are periodically reviewed and take into account the customers’ payment history and information regarding the customers’ creditworthiness that is known to us. If the financial condition of any of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance would be required.

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

During the three months ended June 30, 2003, we determined that certain of the technology acquired as part of our purchase of the ViaGate assets in September 2001 had become impaired. As a result, we recorded a loss of $128,000 to write-off the technology.

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

Accounting for stock based compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation (unaudited, in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(2,025)	$(11,972)	$(4,256)	$(18,753)

Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(970)	(1,299)	(2,037)	(2,535)

Net loss—pro forma	$(2,995)	$(13,271)	$(6,293)	$(21,288)

Basic and diluted net loss per share—as reported	$(0.10)	$(0.73)	$(0.21)	$(1.14)

Basic and diluted net loss per share—pro forma	$(0.15)	$(0.81)	$(0.32)	$(1.30)

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

Prior to our initial public offering, the fair value of each stock option was estimated using the minimum value method. Volatility and dividend yields were not factors in the Company’s minimum value calculation. Subsequent to the offering, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option pricing model. We have also estimated the fair value of the purchase rights issued from our employee stock purchase plan using the Black-Scholes option pricing model. We first issued purchase rights from the 1998 Employee Stock Purchase Plan in fiscal 1999.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will not have a material impact on our financial statements.

Non-Audit Services of Independent Auditors

In accordance with Section 10(A)(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our Audit Committee to be provided by PricewaterhouseCoopers LLP, our independent auditor. The Audit Committee has not approved the engagement of PricewaterhouseCoopers LLP for any non-audit services.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of losses and expect to continue to incur losses in the future.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. We incurred a net loss of $4.3 million for the six months ended June 30, 2003 and a net loss of $41.6 million for the year ended December 31, 2002. As of June 30, 2003, we had an accumulated deficit of $280.8 million. We expect that we will continue to incur losses for the remainder of fiscal year 2003.

We may never achieve profitability and, if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun and LongRun technology, IntelliPOP products and software products. In November 2002, we acquired VideoTele.com (“VTC”) and certain products of VTC that are bringing us incremental revenue beyond our Expresso, Home Run, Long Run and IntelliPOP products and that we anticipate will continue to bring us such incremental value. During fiscal years 2001 and 2002, we significantly reduced our workforce in an effort to decrease certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. However, we may not be able to generate a sufficient level of revenue (even with our VTC products) to offset our current level of expenditures. Additionally, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to do the following:

•	increase the level of sales of our Expresso products, including existing Expresso inventories;

•	increase our sales of VTC products;

•	successfully penetrate new markets for our IntelliPOP products;

•	reduce manufacturing costs;

•	reduce operating expenses as a percentage of sales;

•	sell excess component parts obtained as a result of canceled purchase commitments; and

•	successfully introduce and sell enhanced versions of our existing and new products.

Our operating results may fluctuate significantly, which could cause our stock price to decline.

A number of factors could cause our quarterly and annual financial results to be worse than expected, which could result in a decline in our stock price. Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of numerous factors, some of which are outside of our control. These factors include:

•	availability of capital in the network infrastructure industry;

•	management of inventory levels;

•	market acceptance of our products;

•	competitive pressures, including pricing pressures from our partners and competitors, particularly in light of past announcements from competitors that they have written down significant amounts of inventory, which could lead to a general excess of competitive products in the marketplace;

•	the timing or cancellation of orders from, or shipments to, existing and new customers;

•	the timing of our new product and service introductions as well as introductions by our customers, our partners or our competitors;

•	variations in our sales or distribution channels;

•	variations in the mix of products that we offer;

•	changes in the pricing policies of our suppliers;

•	the availability and cost of key components; and

•	the timing of personnel hiring.

We anticipate that average selling prices for our products will continue to decrease in the near future due to increased competitive price pressures in certain geographical regions. In addition, we may also experience substantial period-to-period fluctuations in future operating results and declines in gross margins as a result of the erosion of average selling prices for our VTC products, high-speed data access products and services due to a number of factors, including increased competition and rapid technological change. Decreasing the average selling prices of our products could cause us to experience decreased revenue despite an increase in the number of units sold. We may be unable to sustain our gross margins, even at the anticipated reduced levels, improve our gross margins by offering new products or increased product functionality or offset future price declines with proportionate reductions in our cost structure.

As a result of these and other factors, our operating results for future periods may be below the expectations of securities analysts and investors. In that event, the price of our common stock would further decline.

We are and continue to be affected by poor general economic conditions that have resulted in significantly reduced sales levels and, if such adverse economic conditions continue or worsen, our business, operating results and financial condition will be further negatively impacted.

The continued poor economic conditions in the world economy, the continued industry-wide slowdown in the telecommunications market and events in the Middle East have materially and adversely affected, and continue to materially and adversely affect, our sales. As a result, we have experienced, and will likely continue to experience, a material adverse impact on our business, operating results and financial condition. Comparatively lower sales for each of our fiscal years from 2000 through 2002 have resulted in operating expenses increasing as a percentage of revenue for 2002 and 2001 compared to 2000. Although we took actions throughout 2001, 2002 and the first quarter of 2003 to create revenue opportunities and reduce operating expenses, including our acquisition of VTC, a prolonged continuation or worsening of sales trends that we faced in 2001 and 2002 would force us to take additional actions and charges in order to reduce our operating expenses further. If we are unable to reduce operating expenses at a rate and level consistent with anticipated future adverse sales trends or if we continue to incur significant special charges associated with such expense reductions that are disproportionate to our sales, our business, operating results and financial condition will be even further negatively impacted.

We depend on a limited number of large customers for a substantial portion of our revenue during any given period, and the loss of a key customer or loss or delay of a key order could substantially reduce our revenue in a given period.

We derive a significant portion of our revenue in each period from a limited number of customers. However, no individual customer accounted for more than 10% of our revenue for the six months ended June 30, 2003, and June 30, 2002. Many of our customers have limited or, in some cases, no access to capital and continue to experience significant financial difficulties, including bankruptcy. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. In addition, our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and more established competitors. If sales to our largest customers decrease materially below current levels or if we are unable to establish a new base of customers, such decreases or failures would materially and adversely affect our business, results of operations and financial condition.

We have in the past and may in the future acquire other companies. If we fail to integrate successfully these acquisitions into our Company, our business, results of operations and financial condition could be materially harmed.

In fiscal years 2002, 2001 and 2000, we completed four acquisitions of other companies. As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. We may need to overcome significant issues in order to realize any benefits from our past transactions, and any future acquisitions would be accompanied by similar risks. These risks include, but are not limited to:

•	combining product offerings and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products, which could result in our incurring additional obligations in order to address customer uncertainty;

•	demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

•	consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes that enable increased customer satisfaction, improved productivity, lower costs, more direct sales and improved inventory management;

•	consolidating administrative infrastructure and manufacturing operations and maintaining adequate controls throughout the integration of an acquired company into our organization;

•	coordinating sales and marketing efforts to communicate our offerings and capabilities effectively;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving distribution, marketing and other important relationships and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	maintaining employee morale and retaining key employees while implementing restructuring programs;

•	coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations and may also result in contract terminations or renegotiations and labor and tax law implications; and

•	managing integration issues shortly after or pending the completion of other independent reorganizations.

On November 7, 2002, we completed our acquisition of VTC, a leading provider of video content processing and video trunking, and we are in the process of integrating VTC into our company. We evaluate and enter into other acquisition and alliance transactions on an ongoing basis. The size and scope of the acquisition of VTC relative to our overall size increases both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the VTC acquisition (which principally entail restructuring our organization through workforce reductions, identification of procurement synergies and other such operational efficiencies) or any other acquisition to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits of any such acquisition may depend partially on the actions of employees, suppliers or other third parties.

As a result of the foregoing, if we are unable to integrate successfully any completed, pending or future acquisitions, our business, operating results and financial condition could be materially harmed.

We are currently engaged in three securities lawsuits, two of which are class action lawsuits, any of which, if they were to result in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The demurrers have not yet been heard by the Court, and no trial date has been established.

On October 30, 2001, Tut Systems and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from Tut Systems’ January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against Tut Systems and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for Tut Systems’ initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties, and the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

If we do not reduce our inventory, we may be forced to incur additional charges, which would further materially and adversely impact our business, results of operations and financial condition.

In fiscal years 2000 and 2001, we accumulated a substantial inventory of finished goods and components due to poor global economic conditions and the reduction in product demand due to capital funding decreases experienced by several key customers. Since that time, we have written off a significant portion of that inventory because we have been largely unsuccessful in monetizing this inventory by selling our existing finished goods inventory and the component inventory resulting from deliveries on already canceled purchase commitments. We expect that competitors will continue to market and sell inexpensive competitive products in the marketplace, thereby continuing to make it difficult for us to reduce our inventory levels further, which may eventually require that we write off our entire remaining $2.6 million inventory. If we are unable to sell a substantial amount of finished goods that we have not yet written off, our expected cash position throughout the remainder of 2003 will be even further materially and adversely impacted, which will harm our business, results of operations and financial condition.

If our Expresso and IntelliPOP products do not gain broader acceptance in the market, our business, financial condition and results of operations will be further harmed.

We launched our IntelliPOP 5000 product series in the first half of 2001 and have still not been successful in generating widespread customer interest in this product. Similarly, our sales of Expresso units have been below what we had anticipated. We must devote a substantial amount of human and capital resources in order to broaden commercial acceptance of our Expresso products and to gain commercial acceptance of our IntelliPOP products and expand our offerings of these products in the multi-dwelling unit, or MDU, and the multi-tenant commercial unit, or MCU, markets. However, to date, this commitment of resources to these product lines has not generated the commercial acceptance that we have sought for these products. Historically, the majority of our Expresso products have been sold into the MDU market. Our future success depends on our ability to continue to penetrate this market and to expand our penetration into the MCU market. Our success also depends on our ability to educate existing and potential customers and end-users about the benefits of our Fast Copper and Signature Switch technologies, our LongRun and IntelliPOP products, and about the development of new products to meet changing and expanding demands of service providers, MCU owners and corporate customers, including our new product offerings based on our acquisition of VTC. The future success of our Expresso and IntelliPOP products will also depend on the ability of our service provider customers to market and sell high-speed data services to end-users. If our IntelliPOP or Expresso products do not achieve broader commercial acceptance within the MDU market, MCU market, or in any other markets we may enter, our business, financial condition and results of operations will be further materially and adversely affected.

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

We depend on international sales for a significant portion of our revenue, which subjects our business to a number of risks. If we are unable to generate significant international sales, our business, financial condition and results of operations could be materially and adversely affected.

Sales to customers outside of the United States accounted for approximately 18.2% and 52.2% of revenue for the six months ended June 30, 2003 and 2002, respectively. There are a number of risks arising from the operation of our international business, including, but not limited to:

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

Our ability to attract and retain qualified personnel has been and may continue to be materially and adversely affected by our low stock price.

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

Some of our customers have not been able to meet their financial obligations to us due to changes in the capital markets and these customers’ own precarious financial situations. If more of our customers experience similar financial difficulties, our revenue will decrease further, which would materially and adversely affect our business, operating results and financial condition.

Due to increased volatility in equity markets and tightening of lending in the credit markets, we are exposed to a significant risk that customers will not pay us the amounts that they owe us in order to conserve their capital. This would lead to increases in our outstanding accounts receivable as a percentage of revenue, extended payback periods and increased risk of customer default. For example, during the latter part of the fourth quarter of 2000, several key customers experienced a rapid deterioration in their ability to obtain additional capital to fund their businesses. As a result, these customers declared their inability to make timely payments on their accounts and were unable to demonstrate the ability to pay their existing account balances with us. During fiscal 2001, a significant number of these customers commenced bankruptcy proceedings. As of December 31, 2002, all of these bankruptcies were finalized, and we do not expect that we will collect any of the amounts owed to us by these customers.

We factor the increased risk of non-payment into our assessment of our customers’ ability to pay, and, in some instances, these considerations will result in longer revenue deferrals than we had anticipated at the time that we booked the sales to those customers. We also believe that certain of our customers will alter their plans to deploy products to meet the constraints imposed on them by changes in the capital markets. If we are not able to increase sales to other customers, or if our sales are otherwise delayed or revenue written off, our sales will continue to decline, which would further harm our business, operating results and financial condition.

If we inaccurately estimate customer demand, our business, results of operations and financial condition could be harmed.

We plan our expense levels in part based on our expectations about future revenue. These expense levels are relatively fixed in the short-term. However, the number of orders for our products may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations by potential customers that typically last 60 to 90 days. In the case of InteliPOP and our turnkey video solutions, those evaluations may take up to several months or longer. If orders forecasted for a specific customer for a particular quarter are delayed or cancelled, our revenue for that quarter may be less than our forecast. Currently, we have minimal risk of loss associated with long-term customer commitments or penalties for delayed and/or cancelled orders. However, we may be unable to reduce our spending accordingly in the short-term if such a loss occurred, and any such revenue shortfall would have a direct and adverse impact on our results of operations for that quarter. Further, we outsource the manufacturing of our products based on forecasts of sales. If orders for our products exceed our forecasts, we may have difficulty meeting customers’ orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if our forecasts exceed the orders we actually receive and we are unable to cancel future purchase and manufacturing commitments in a timely manner, our inventory levels would increase. This could expose us to losses related to slow moving and obsolete inventory, which would have a material adverse effect on our business, operating results and financial condition.

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

Based on our building specifications, several key components are purchased from single or limited source suppliers, and if our contract manufacturers fail to obtain the raw materials and component products we require in a timely manner we could lose sales. If we lose sales, our business, financial condition and results of operations would be materially and adversely affected.

We currently purchase most of our raw materials and components used in our products through our contract manufacturers. In procuring components for our products, we and our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supplies from these sources to meet our needs. We also depend on various sole source offerings from Broadcom, Metalink US and Motorola for certain of our products. Components are purchased pursuant to purchase orders based on forecasts, but neither we nor our contract manufacturers have any guaranteed supply arrangements with these suppliers. The availability of many of these components depends in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers are unable to obtain a sufficient supply of key components from current sources or if there is any interruption in the supply of any of the key components currently obtained from a single or limited source, we could experience difficulties in obtaining alternative sources at reasonable prices, if at all, or in altering product designs to use alternative components. Resulting delays and reductions in product shipments could damage customer relationships, disrupt our operations and harm our business, financial condition or results of operations. In addition, any increases in component costs that are passed on to our customers could reduce demand for our products.

We rely on third parties to test substantially all of our products. If, for any reason, these third parties were unable to or did not adequately assist us in controlling the quality of our products, this lack of quality control could harm our business, financial condition and results of operations.

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

The market for high-speed data access products depends in large part on the continued use and popularity of the Internet. Issues concerning the use of the Internet, including security, lost or delayed packets, and quality of service may negatively affect the development of the market for our products, which could materially and adversely impact our business.

Our industry is characterized by rapid technological change. We must continually introduce new products that achieve broad market acceptance in order to address this change and remain competitive.

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

Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause orders for our products to be canceled or delayed, reduce our revenue, or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time to the development of new product designs. We cannot assure you that we would be successful in addressing any manufacturing or design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our business, financial condition, results of operations, or cash flows.

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

Further, the marketplace’s anticipation of an emerging standard, such as MPEG-4, Part 10 (H.264), could delay customers from making decisions to purchase or deploy existing products that we offer, which could adversely affect our sales.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 23 United States patents and have 43 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

Our ability to achieve our planned sales growth and retain customers will depend in part on the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. Moreover, we believe that our IntelliPOP products will add a significant layer of complexity to the demands placed on our customer support organizations. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. In addition, we rely on a third party for a substantial portion of our customer support functions, and therefore, we may have limited control over the level of support that is provided. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could harm our business, financial condition or results of operations.

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

Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. In the second half of 2002, the minimum closing bid price of our common stock was consistently below $1.00 per share. On September 9, 2002, we received a Nasdaq delisting notice because our common stock had closed below $1.00 per share for 30 consecutive trading days. If the bid price of our common stock had not closed at $1.00 per share or more for a minimum of 10 consecutive trading days before December 9, 2002, our stock would have been delisted from the Nasdaq National Market. On November 15, 2002, we received a notice from the Nasdaq that our stock price had traded above $1.00 per share for the required 10 consecutive days. Since that time, our stock has not traded below the required minimum bid price at closing of $1.00 per share. However, based on the various risks noted elsewhere in this Quarterly Report on Form 10Q as well as the fact that our stock price has traded below $4.00 per share, we nevertheless continue to face the risk of a delisting from the Nasdaq National Market. The delisting of our common stock as well as the threat of delisting of our common stock may negatively impact the value of our shares because shares that trade on the over-the-counter market, rather than the Nasdaq National Market, are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. Also, we may from time to time need to register shares of our common stock for resale, which registration and resale may increase the number of our shares that are publicly-traded, thereby adversely impacting the per share price of our common stock. In connection with our acquisition of VTC, in May 2003 we registered on a Form S-3 pursuant to Rule 415(a)(1)(i) under the Securities Act of 1933, as amended, on a continuous or delayed offering the 3.3 million shares of common stock issued to Tektronix, in order that Tektronix may sell such shares on or after December 1, 2003. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2003, we had 19,991,689 shares outstanding. Of these shares, 16,708,092 shares of our common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

Our Pleasanton, California facility is located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facility and equipment, which could require us to curtail or cease operations.

Our Pleasanton, California facility is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our Pleasanton, California facility could be seriously, or completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

We are exposed to changes in interest rates primarily from our investments in certain held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at June 30, 2003.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

ITEM 4.	CONTROLS AND PROCEDURES

(a) ) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Notwithstanding these limitations, as of the end of the period covered by this report, based upon the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control Over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting that was identified in connection with the Company’s evaluation of its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning July 12, 2001, six putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint. The Court has not ruled on that motion. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The demurrers have not yet been heard by the Court, and no trial date has been established.

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company’s Annual Meeting of Stockholders was held on June 4, 2003 (the “Annual Meeting”). At the Annual Meeting, stockholders voted on two matters: (i) the election of two Class II directors for a term of three years expiring in 2006, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. The stockholders elected management’s nominees as the Class II directors in an uncontested election and ratified the appointment of the independent auditors by the following votes, respectively:

(i) Election of the Class II directors for a term expiring in 2006:

	Votes For	Votes Against	Votes Abstained
Neil Douglas	14,931,221	104,774	0
George Middlemas	15,006,824	29,171	0

The Company’s Board of Directors is currently comprised of five members who are divided into three classes with overlapping three-year terms.

(ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:

Votes For	Votes Against	Votes Abstained
15,001,455	30,825	3,715

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel Communications, Inc.(4)

2.2	Agreement and Plan of Reorganization dated as of June 8, 1999, by and among the Company, Public Port Acquisition Corporation, and Public Port, Inc.(3)

2.3	Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition Corporation and FreeGate Corporation.(5)

2.4	Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 3, 2000.(6)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 17, 2000.(6)

2.6	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(8)

2.7	Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent.(10)

2.8	Agreement and Plan of Merger by and among Tut System, Inc., Tiger Acquisition Corporation, Textronix, Inc. and Video Tele.com, Inc. dated as of October 28, 2002.(12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3	1998 Employee Stock Purchase Plan, as amended.(2)

10.4	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Fourth Amended and Restated Shareholders’ Rights Agreement, dated December 16, 1997, between the Company and certain stockholders.(1)

10.7	Lease by and between Pleasant Hill Industrial Park Associates, a California Limited Partnership, and the Company dated April 4, 1995, as amended.(1)

10.8	Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997.(1)

10.9	Licensing and Cooperative Marketing Agreement between Microsoft Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998.(1)

10.10	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.11	Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.12	Non-competition Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.13	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.14	Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

10.15	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.16	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.17	Loan Agreement, General Security Agreement, and Collateral Assignment and Patent Mortgage and Security Agreement with Imperial Bank, each dated August 16, 1997.(1)

10.18	Loan and Security Agreement, Streamlined Facility Agreement, Revolving Credit Note, Patent and Trademark Security Agreement, Security Agreement in Copyrighted Works and Stock Subscription Warrant between the Company and TransAmerica Business Credit Corporation, each dated December 18, 1998.(1)

10.19	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.20	Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

10.21	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(7)

10.22	Executive Retention and Change of Control Plan.(9)

10.23	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(9)

10.24	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(9)

10.25	Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(11)

10.26	Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(13)

10.27	Office Lease Agreeement between The Ricnard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust and Tut Sytems, Inc. dated November 2002.(13)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

31.1	Certification of Principal Executive Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(5)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.

(8)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.

(11)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(12)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(b) Reports on Form 8-K.

The Company filed the following Current Report on Forms 8-K during the quarter ended June 30, 2003:

On April 30, 2003, the Company filed a Report on Form 8-K regarding the Company’s issuance of a press release stating its earnings for the quarter ended March 31, 2003 and announcing the appointment of a new chief financial officer.

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

Date: July 31, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel Communications, Inc.(4)

2.2	Agreement and Plan of Reorganization dated as of June 8, 1999, by and among the Company, Public Port Acquisition Corporation, and Public Port, Inc.(3)

2.3	Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition Corporation and FreeGate Corporation.(5)

2.4	Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 3, 2000.(6)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 17, 2000.(6)

2.6	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(8)

2.7	Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent. (10)

2.8	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002. (12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company, as currently in effect. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder. (1)

10.2	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder. (1)

10.3	1998 Employee Stock Purchase Plan, as amended. (2)

10.4	1998 Stock Plan Inland Revenue Approved Rules for UK Employees. (6)

10.5	American Capital Marketing, Inc. 401(k) Plan. (1)

10.6	Fourth Amended and Restated Shareholders’ Rights Agreement, dated December 16, 1997, between the Company and certain stockholders. (1)

10.7	Lease by and between Pleasant Hill Industrial Park Associates, a California Limited Partnership, and the Company dated April 4, 1995, as amended. (1)

10.8	Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997. (1)

10.9	Licensing and Cooperative Marketing Agreement between Microsoft Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998. (1)

10.10	Form of Indemnification Agreement entered into between the Company and each director and officer. (1)

10.11	Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.12	Non-competition Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.13	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.14	Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

10.15	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.16	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.17	Loan Agreement, General Security Agreement, and Collateral Assignment and Patent Mortgage and Security Agreement with Imperial Bank, each dated August 16, 1997.(1)

10.18	Loan and Security Agreement, Streamlined Facility Agreement, Revolving Credit Note, Patent and Trademark Security Agreement, Security Agreement in Copyrighted Works and Stock Subscription Warrant between the Company and TransAmerica Business Credit Corporation, each dated December 18, 1998.(1)

10.19	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.20	Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

10.21	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(7)

10.22	Executive Retention and Change of Control Plan.(9)

10.23	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(9)

10.24	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(9)

10.25	1999 Non-Statutory Stock Option Plan.(11)

10.26	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and Video Tele.com dated April 28, 2000.(13)

10.27	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002. (13)

11.1	Calculation of earnings per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

31.1	Certification of Principal Executive Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.
(8)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(10)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(11)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(12)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.