Form 10-Q
period 2003-09-30
TUT SYSTEMS INC
filed 2003-10-30
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 24, 2003, 20,231,366 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,956	$25,571
Accounts receivable, net of allowance for doubtful accounts of $40 and $10 in 2003 and 2002, respectively	7,187	1,972
Inventories, net	3,822	3,888
Prepaid expenses and other	1,517	1,082

Total current assets	26,482	32,513
Property and equipment, net	1,579	1,630
Intangibles and other assets	4,099	5,586

Total assets	$32,160	$39,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,797	$1,272
Accrued liabilities	1,778	5,924
Deferred revenue	170	921

Total current liabilities	4,745	8,117
Note Payable	3,455	3,262
Deferred revenue, net of current portion	—	35
Other liabilities	56	84

Total liabilities	8,256	11,498

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized, 20,188 and 19,796 shares issued and outstanding in 2003 and 2002, respectively	20	20
Additional paid-in capital	305,571	304,888
Accumulated other comprehensive loss	(153)	(141)
Accumulated deficit	(281,534)	(276,536)

Total stockholders’ equity	23,904	28,231

Total liabilities and stockholders’ equity	$32,160	$39,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product	$8,283	$1,840	$22,384	$6,317
License and royalty	239	195	604	590

Total revenues	8,522	2,035	22,988	6,907

Cost of goods sold:
Product	3,751	1,249	11,025	9,340

Total cost of goods sold	3,751	1,249	11,025	9,340

Gross margin (loss)	4,771	786	11,963	(2,433)

Operating expenses:
Sales and marketing	1,848	1,830	5,702	6,612
Research and development	1,887	3,172	6,221	9,959
General and administrative	1,018	642	3,325	3,844
Restructuring Costs	292	870	292	870
Impairment of intangible assets	—	—	128	—
Amortization of intangible assets	442	300	1,360	899

Total operating expenses	5,487	6,814	17,028	22,184

Loss from operations	(716)	(6,028)	(5,065)	(24,617)
Impairment of certain equity investments	—	—	—	(592)
Interest and other (expense) income, net	(26)	161	67	588

Net loss	$(742)	$(5,867)	$(4,998)	$(24,621)

Net loss per share, basic and diluted (Note 3)	$(0.04)	$(0.36)	$(0.25)	$(1.50)

Shares used in computing net loss per share, basic and diluted (Note 3)	20,040	16,482	19,912	16,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,998)	$(24,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other	796	2,599
Provision (recovery) for doubtful accounts	30	(2,035)
Provision for (reduction of) excess and obsolete inventory and abandoned products	(775)	5,182
Write off of certain equity investments	—	592
Impairment of intangible assets	128	—
Amortization of intangible assets	1,360	899
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(5,246)	1,590
Inventories	841	2,482
Prepaid expenses and other assets	(447)	852
Accounts payable and accrued liabilities	(2,649)	(3,427)
Deferred revenue	(786)	(713)

Net cash used in operating activities	(11,746)	(16,600)

Cash flows from investing activities:
Purchase of property and equipment	(745)	(331)
Proceeds from maturities of short-term investments	—	3,105

Net cash (used in) provided by investing activities	(745)	2,774

Cash flows from financing activities:
Proceeds from issuances of common stock, net	683	67
Deferred interest on note payable	193	—
Repayment of note receivable	—	37

Net cash provided by financing activities	876	104

Net decrease in cash and cash equivalents	(11,615)	(13,722)
Cash and cash equivalents, beginning of period	25,571	46,338

Cash and cash equivalents, end of period	$13,956	$32,616

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the nine months ended September 30, 2003, the Company incurred a net loss of $4,998, and negative cash flows from operating activities of $11,746, and has an accumulated deficit of $281,534 at September 30, 2003. To the extent the Company’s business continues to be affected by poor economic conditions impacting the telecommunications industry, the Company will continue to require cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources if necessary to maintain reasonable operating levels. The Company cannot be assured that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2003 and December 31, 2002, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003. The balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2003.

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Product revenues

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. The Company also maintains accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. The Company’s products generally carry a one-year warranty from the date of purchase. The warranty accrual was not material at September 30, 2003 or December 31, 2002.

Turnkey solution revenues

Revenue on turnkey video solution sales, which typically include the design, manufacture, test, integration and installation of the Company’s equipment to its customers’ specifications, or equipment acquired from third parties to be integrated with the Company’s products, is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date, to anticipated total labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized immediately. Generally, the terms of turnkey video solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

License and royalty revenues

The Company has entered into non-exclusive technology agreements with various licensees. These agreements give the licensees the right to manufacture, or have manufactured, products which incorporate the Company’s proprietary technology and to receive customer support for specified periods and any changes or improvements to the technology over the term of the agreement.

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Software license and post-contract support revenues

Currently, the Company’s software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. A software license typically grants a perpetual license to the customer. The Company generally recognizes revenue from sales of the software licenses when all criteria for revenue recognition that are similarly applicable to the Company’s hardware product sales have been met. The revenue for post-contract maintenance and support fees is recognized ratably over the term of the separate support contract.

Revenue recognition- Summary

Revenue recognition in each period is dependent on the application of these accounting policies. If the Company believes that any of the conditions to recognize revenue have not been met, it will defer revenue recognition. For example, if collectibility is not reasonably assured, the Company will defer revenue recognition until subsequent cash receipt. The Company’s application of percentage-of-completion accounting is subject to its estimates of labor cost to complete each turnkey solution project. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, its operating results for a particular period could be adversely affected. Unearned revenue that has been billed but not collected at the end of the period is recorded as a reduction against the related accounts receivable balance. Unearned revenue recorded as a reduction against the related accounts receivable was $1,718 and $900 at September 30, 2003 and December 31, 2002, respectively.

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

Accounting for long-lived assets

The Company assesses the impairment of long-lived assets periodically. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and the market capitalization of the Company relative to its net book value.

When the Company determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, it records an impairment charge. Any such impairment is calculated based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

During the nine months ended September 30, 2003, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate Technologies, Inc. assets in September 2001 had become impaired. As a result, the Company recorded a loss of $128 to write-off the technology.

Future events could cause the Company to conclude that impairment indicators exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Legal contingencies

The Company is currently involved in certain legal proceedings as discussed in Note 7. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, the Company will re-assess the potential liability related to this pending litigation and revise its estimates accordingly. Revisions of the Company’s estimates of such potential liability could materially impact its results of operations, financial condition or cashflows.

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss – as reported	$(742)	$(5,867)	$(4,998)	$(24,621)

Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(816)	(1,063)	(2,853)	(3,596)

Net loss – pro forma	$(1,558)	$(6,930)	$(7,851)	$(28,217)

Basic and diluted net loss per share – as reported	$(0.04)	$(0.36)	$(0.25)	$(1.50)

Basic and diluted net loss per share – pro forma	$(0.08)	$(0.42)	$(0.39)	$(1.72)

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

The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss/income and net loss/earnings per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Prior to the Company’s initial public offering, the fair value of each stock option was estimated using the minimum value method. Volatility and dividend yields were not factors in the Company’s minimum value calculation. Subsequent to the offering, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option pricing model. The Company has also estimated the fair value of the purchase rights issued from its employee stock purchase plan using the Black-Scholes option pricing model. The Company first issued purchase rights from the 1998 Employee Stock Purchase Plan in fiscal year 1999.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Recent accounting pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The calculation of net loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss per share, basic and diluted:
Net loss	$(742)	$(5,867)	$(4,998)	$(24,621)

Net loss per share, basic and diluted	$(0.04)	$(0.36)	$(0.25)	$(1.50)

Shares used in computing net loss per share, basic and diluted	20,040	16,482	19,912	16,451

Antidilutive securities not included in net loss per share calculations	3,132	2,811	3,132	2,811

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(742)	$(5,867)	$(4,998)	$(24,621)
Unrealized gains (losses) on investments	—	(7)	12	(62)
Foreign currency translation adjustments	(12)	(4)	(24)	(5)

Net change in other comprehensive loss	(12)	(11)	(12)	(67)

Total comprehensive loss	$(754)	$(5,878)	$(5,010)	$(24,688)

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 5—BALANCE SHEET COMPONENTS:

	September 30, 2003	December 31, 2002
Inventories, net:
Finished goods	$3,601	$3,667
Raw materials	221	221

	$3,822	$3,888

Property and equipment:
Computers and software	$1,198	$932
Test equipment	1,960	1,501
Office equipment	46	33

	3,204	2,466
Less: accumulated depreciation	(1,625)	(836)

	$1,579	$1,630

Accrued liabilities:
Provision for loss on purchase commitments	$—	$3,700
Professional Services	228	612
Compensation	799	604
Restructuring accrual	98	473
Other	653	535

	$1,778	$5,924

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangibles assets:
Completed technology and patents	$8,124	$(4,623)	$3,501
Contract backlog	247	(194)	53
Customer lists	86	(11)	75
Maintenance contract renewals	50	(9)	41
Trademarks	315	(41)	274

	$8,822	$(4,878)	$3,944

Other non-current assets			155

			$4,099

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

			$5,586

The aggregate amortization expense for the three and nine months ended September 30, 2003 was $442 and $1,360, respectively. The aggregate amortization expense for the three and nine months ended September 30, 2002 was $300 and $899, respectively.

Minimum future amortization expense as of September 30, 2003 is as follows:

Remainder of 2003	$449
2004	1,586
2005	955
2006	485
2007	363
Thereafter	106

$3,944

NOTE 6—RESTRUCTURING COSTS:

In August 2003, the Company discontinued further development of one of its products. Accordingly, the Company implemented a restructuring program that included a workforce reduction and relocation. As a result of this restructuring program, the Company recorded restructuring costs of $292. The workforce reduction was approximately 11% of the Company’s employees, resulting in severance and fringe benefit expenses of approximately $192 along with relocation costs of $100. As of September 30, 2003, the Company had a remaining accrual of $100. The restructuring will be completed by December 31, 2003.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 7—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases equipment and office, assembly and warehouse space under noncancelable operating leases that expire from 2003 through 2005. In connection with the acquisition of VideoTele.com (“VTC”) in November 2002, the Company assumed an operating lease that expires in July 2005.

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

Minimum future lease payments under operating leases as of September 30, 2003 are as follows:

Remainder of 2003	$275
2004	806
2005	269
Thereafter	—

$1,350

Purchase commitments

The Company had noncancellable commitments to purchase finished goods inventory totaling $416 and $421 in aggregate at September 30, 2003 and December 31, 2002, respectively.

Contingencies

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, Defendants answered the remaining allegations of the amended complaint. Discovery has commenced. Trial is scheduled to begin on March 7, 2005. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss. The Company’s Board recently approved a tentative settlement proposal from the plaintiffs. The settlement is subject to a number of conditions, including approval of the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

NOTE 8—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. Management evaluates the financial performance of the Company as a single business segment. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	$6,999	$1,283	$18,839	$3,614
International:
Canada	911		1,619	160
Ireland		3	545	210
China	182		512
Mexico	49		379	404
Japan	136	357	372	1,269
Great Britain	126	267	323	748
All other countries	119	125	399	502

	$8,522	$2,035	$22,988	$6,907

It is impracticable for the Company to compute product revenues by product type for the three and nine months ended September 30, 2003 and 2002.

No individual customer accounted for greater than 10% of the Company’s revenue for the nine months ended September 30, 2003. One customer, Oxford Networks, accounted for 15% of the Company’s revenue for the three months ended September 30, 2003. Three customers, Ingram Micro, BTN Internetworking and Kanematsu Computer System Ltd., accounted for 19%, 13% and 12%, respectively, of the Company’s revenue for the three months ended September 30, 2002. Two customers, Ingram Micro and BTN Internetworking, accounted for 12% and 10%, respectively, of the Company’s revenue for the nine months ended September 30, 2002.

NOTE 9—PRO FORMA INFORMATION:

In accordance with SFAS No. 141, the following unaudited pro forma information is provided. The total revenues include the consolidated revenues of the Company as reported and the net revenues of VTC as if it had been acquired as of January 1, 2002. The pro forma net loss and net loss per share have been adjusted to include the additional costs of amortization of intangibles and depreciation based on the actual purchase price of VTC. The unaudited pro forma information is not necessarily indicative of what actual results would have been had the acquisition been completed by the Company at the beginning of the period.

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Actual	Pro Forma	Actual	Pro Forma
Net Revenue	$2,035	$6,933	$6,907	$19,447
Net Loss	$(5,867)	$(5,242)	$(24,621)	$(26,502)
Net loss per share, basic and diluted	$(0.36)	$(0.27)	$(1.50)	$(1.34)
Shares used in computing net loss per share, basic and diluted	16,482	19,766	16,451	19,735

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about (1) our expectation that our U.S. sales will continue to represent most of our aggregate sales for the remainder of 2003 and that international sales will continue to represent a significant portion of our revenue, (2) our expectation that our foreign sales will continue to be denominated primarily in U.S. dollars, (3) our expectation that we will continue to make significant expenditures on research and development activities as a percentage of overall operating expenses, (4) our expectation that our research and development activities will represent a significant percentage of our overall operating expenses during the remainder of 2003, (5) our expectation that the amount of cash used to fund operations will decrease, (6) our anticipation that our working capital expenditures on a period-to-period basis will decrease, (7) our expectation that our cash and cash equivalents will be sufficient to fund our operating activities and capital expenditure requirements for the next 12 months, (8) our expectation that we will continue to evaluate product line expansion and new product opportunities, engage in research, development and engineering activities and focus on cost-effective design of our products, (9) our expectation that we will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operation levels, (10) our expectation that we will continue to incur losses for the remainder of fiscal year 2003, (11) our anticipation that the average selling prices for our products will continue to decrease in the near future due to increased competitive price pressures in certain geographical regions, (12) our expectation that we will make acquisitions of, or significant investments in, other companies, products or technologies, (13) our expectation that competitors will continue to market and sell inexpensive competitive products in the marketplace, (14) our anticipation that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities, (15) our expectation that demand for our products that are based on copper telephone wires will decline, (16) our intention to introduce new products and product enhancements and (17) our revenue sources, our cash flow and cash position, our expense trends, products and standards development, and our plans, objectives, expectations and intentions and other statements contained herein that are not historical facts. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors are discussed under the caption “Additional Risk Factors that Could Affect our Operating Results and the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements reflect current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions. As a result, actual results may differ materially from the forward-looking statements contained herein. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

We design, develop, market and sell video content processing systems optimized for the provisioning of public broadcast digital TV services across telephone company and cable company facilities, digital video trunking systems for applications across TV broadcast, government and education facilities, and broadband data transmission systems for application over existing private campus or building facilities.

Historically, most of our sales were derived from our broadband data transmission systems. With our November 2002 acquisition of Video Tele.com (“VTC”), formerly a subsidiary of Tektronix, Inc. (“Tektronix”), we extended our product offerings to include video content processing and video trunking systems. The acquisition of VTC resulted in a significant change in the structure, organization and priorities of the Company, including: (1) changes in our organizational structure and employee staffing; (2) establishment of significant operations in Lake Oswego, Oregon, the prior headquarters location of VTC;

(3) an expansion of our sales and marketing efforts to include VTC products; and (4) a reprioritization of our research and development budget to include the research and development of products acquired by us in our acquisition of VTC.

Sales to customers outside of the United States accounted for approximately 18.0% and 47.7% of revenue for the nine months ended September 30, 2003 and 2002, respectively. With the inclusion of the products associated with the acquisition of VTC, the geographic distribution of our sales has shifted significantly towards the United States. We expect this trend to continue for the remainder of 2003. However, actual results, both geographically and in absolute dollars, may vary from quarter to quarter depending on the timing of orders placed by our customers. To date, all international sales have been primarily denominated in U.S. dollars.

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

As of September 30, 2003, our net intangible assets remaining to be amortized were $3.9 million, related to the acquisitions of the ViaGate assets, Xstreamis and VTC.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	44.0	61.4	48.0	135.2

Gross margin (loss)	56.0	38.6	52.0	(35.2)

Operating expenses:
Sales and marketing	21.7	89.9	24.8	95.7
Research and development	22.2	155.9	27.0	144.2
General and administrative	11.9	31.5	14.5	55.7
Restructuring Costs	3.4	42.8	1.3	12.6
Impairment of intangible assets	—	—	0.6	—
Amortization of intangible assets	5.2	14.7	5.9	13.0

Total operating expenses	64.4	334.8	74.1	321.2

Loss from operations	(8.4)	(296.2)	(22.0)	(356.4)
Impairment of certain equity investments	—	—	—	(8.6)
Interest and other (expense) income, net	(0.3)	7.9	0.3	8.5

Net loss	(8.7)%	(288.3)%	(21.7)%	(356.5)%

Three and Nine Months Ended September 30, 2003 and 2002

Revenue. Since our acquisition of VTC in November 2002, we generate revenues primarily from turnkey video solutions, which are comprised of digital head-end and video trunking equipment. We also generate revenue from the sale of hardware products, which includes both our proprietary products and third-party products, and professional services through the licensing of our HomeRun technology. Our total product revenue increased to $8.3 million and $22.4 million for the three and nine months ended September 30, 2003, respectively, when compared to total product revenues of $1.8 million and $6.3 million for the same periods in 2002. The increase of $6.4 million or 350.2% and $16.1 million or 254.4 % for the three and nine months ended September 30, 2003, respectively, compared with the same periods in the prior year is due primarily to the additional revenue resulting from our sales of products acquired in our acquisition of VTC. For the nine months ended September 30, 2003, the increase in product revenue attributable to products acquired with the VTC acquisition offset declines in sales of our other products.

License and royalty revenue was $0.2 million and $0.6 million for the three and nine months ended September 30, 2003, respectively, and was unchanged from license and royalty revenue for the same periods in 2002. We did not enter into any new license or royalty agreements during the first nine months of 2003 or 2002.

Cost of Goods Sold/Gross Margin. Cost of goods sold consists primarily of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance, and the cost of licensed technology included in our products. Cost of goods sold increased by $2.5 million to $3.8 million during the three months ended September 30, 2003, from $1.2 million during the same period in 2002. Cost of goods sold during the third quarter of 2003 included a reduction of reserves for excess and obsolete inventories of $0.8 million due to sales of products for which we had set aside reserves. Excluding the effect from changes in inventory reserves, the increase in cost of goods sold was primarily due to increased product sales and related costs, particularly from product sales related to our VTC acquisition. Historically, as a percentage of revenue, the VTC products generally have had a lower cost of goods sold than our other products.

For the nine months ended September 30, 2003, cost of goods sold increased by $1.7 million to $11.0 million compared with $9.3 million in 2002. Included in cost of goods sold for the nine months ended September 30, 2003, was a reduction of reserves for excess and obsolete inventories of $0.8 million due to the sales of previously fully reserved products, compared to an increase of $5.2 million in the prior year period. Excluding the effects of changes in reserves for excess and obsolete inventory, the increase in cost of goods sold was primarily due to increased product sales, particularly from product sales related to our VTC acquisition and, consequently, increased product costs.

Gross margin as a percentage of revenue increased to 56.0% and 52.0% for the three and nine months ended September 30, 2003, respectively, from 38.6% and (35.2%) for the three and nine months ended September 30, 2002, respectively, including the effect of reserves for excess and obsolete inventory. The increase in our aggregate gross margin is the result of sales of previously fully reserved product sales and higher gross margins associated with the VTC product line. These VTC products were not included in our 2002 financials.

Sales and Marketing. Sales and marketing expense primarily consists of personnel costs, including commissions and costs related to customer support facilities, travel, trade shows, promotions and outside services. Our sales and marketing expenses were $1.9 million and $5.7 million for the three and nine months ended September 30, 2003, respectively, compared with $1.8 million and $6.6 million for the three and nine months ended September 30, 2002, respectively. As a percentage of revenue, sales and marketing expense decreased to 21.7% and 24.8% for the three and nine months ended September 30, 2003, respectively, from 89.9% and 95.7% for the same periods in 2002. The decreases in sales and marketing expense as a percentage of revenue for the three and nine months ended September 30, 2003, compared with the same periods in 2002, were primarily due to our restructuring efforts, which have enabled us to support increasing revenue with a lower cost structure.

Research and Development. Research and development expense consists primarily of personnel and facilities costs related to engineering and technical support, contract consultants, outside testing services, equipment and supplies associated with developing new products and enhancing existing products. Research and development costs are expensed as incurred. Our research and development expense decreased to $1.9 million and $6.2 million for the three and nine months ended September 30, 2003, respectively, from $3.2 million and $10.0 million for the three and nine months ended September 30, 2002, respectively. The decreases for the three and nine months ended September 30, 2003, when compared with the same periods in 2002, of $1.3 million, or 40.5%, and $3.7 million, or 37.5%, respectively, was primarily a result of our continued focus on cost saving measures and restructurings in current and prior periods, including the reduction, postponement or abandonment of research and development efforts on certain product lines. These cost savings resulted in decreases of $0.3 million in personnel costs and $0.5 million in facilities, supplies and other expenses in the third quarter of 2003 when compared with the same periods in 2002. In addition, included in research and development expense during the third quarter of 2002 was $0.5 million in expenditures for prototypes of our IntelliPOP 8000 series of products. For the nine months ended September 30, 2003, personnel costs declined by $1.5 million and facilities, prototypes, supplies and other costs declined by $2.3 million. Even though our research and development costs decreased in total during the first nine months of 2003 compared with the first nine months of 2002, we expect research and development activities to continue to represent a significant percentage of our overall operating expenses.

General and Administrative. General and administrative expense consists primarily of personnel costs for executive and administrative officers and support personnel, professional services and insurance. Our general and administrative expense increased to $1.0 million from $0.6 million for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, professional fees and insurance declined $0.6 million and personnel and other costs declined $0.3 million compared with the same period in 2002. Included in general and administrative expense during the third quarter of 2002 was the recovery of $1.3 million of debt that we had previously classified as bad debt. General and administrative expense decreased to $3.3 million for the nine months ended September 30, 2003, from $3.8 million for the nine months ended September 30, 2002. The decrease of $0.5 million for the nine months ended September 30, 2003, when compared with the same period in 2002 included reductions of $1.2 million in professional fees and insurance and reductions in personnel and other costs of $1.3 million. Included in general and administrative expense during the first nine months of 2002 was the recovery of $2.0 million of debt that we had previously classified as bad debt.

Impairment of Intangibles. We recognized a loss of $0.1 million during the nine months ended September 30, 2003, for the impairment of certain technology acquired as part of the acquisition of the assets of ViaGate. There were no such write-offs during the three and nine months ended September 30, 2002.

Restructuring. In August 2003, we implemented a restructuring program that included a workforce reduction and relocation. This restructuring program resulted in restructuring costs of $0.3 million in the third quarter of 2003. The restructuring costs consisted of $0.2 million in workforce reduction charges relating primarily to severance and fringe benefits and $0.1 million in relocation expenses. In the third quarter of 2002, we announced a restructuring program that included a workforce reduction, closure of our New Jersey research and development facility, and disposal of certain of our fixed assets. As a result of this restructuring program, we recorded restructuring costs of $0.9 million in the third quarter of 2002. These restructuring costs consisted of $0.5 million in workforce reduction charges relating primarily to severance and fringe benefits and $0.4 million relating to closure of our New Jersey facility.

Amortization of Intangibles. Amortization of intangibles is comprised of technology and patents related to acquisitions and is amortized over their estimated useful lives of five years. Amortization of intangibles increased to $0.4 million and $1.4 million for the three and nine months ended September 30, 2003, respectively, from $0.3 million and $0.9 million for the three and nine months ended September 30, 2002, respectively. The increase was primarily due to the intangibles acquired when we purchased VTC in November 2002. As of September 30, 2003, net intangible assets of $3.9 million consist primarily of completed technology and patents, which remain to be amortized.

Impairment of Certain Equity Investments. Impairment of certain equity investments for the nine months ended September 30, 2002, consisted of the recognition of expense related to the write-off of $0.6 million invested in a privately-held company. The value of this investment was impaired due to uncertainty about the continued viability of the company. As of September 30, 2002, we had no remaining investments in privately held companies.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. Our interest income and other (expense) income, net decreased during the three months ended September 30, 2003 as a result of interest expense on a note payable exceeding interest income. Interest and other (expense) income, net was $0.2 million of income for the nine months ended September 30, 2003, compared with income of $0.6 million for the nine months ended September 30, 2002. The decreases for the three and nine months ended September 30, 2003 were due to lower interest rates on lower average invested cash balances and to increased interest expense associated with the long-term note payable to Tektronix, Inc. related to the acquisition of VTC. The reduction in interest and other income, net during the first nine months of 2003 was partially offset by a foreign currency exchange gain of $0.1 million.

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

Cash and cash equivalents totaled $14.0 million at September 30, 2003, a decrease of $11.6 million, or 45.4%, from cash and cash equivalents of $25.6 million at December 31, 2002.

The net decrease in cash and cash equivalents of $11.6 million during the nine months ended September 30, 2003, resulted primarily from our use of $11.7 million in cash for operating activities and purchase of property and equipment of $0.7 million. Included in cash used for operating activities was the payment of $3.7 million towards our remaining purchase commitments to a former vendor for raw material components and an increase in accounts receivable of $5.2 million. The increase in accounts receivable is primarily due to increased sales volume. Also included in cash used for operating activities during the nine months ended September 30, 2003, were cash payments of $0.2 million associated with our restructuring activities in the three months ended September 30, 2003.

In future periods, we generally anticipate a decrease in working capital expenditures on a period-to-period basis primarily as a result of completing substantial payments for purchase commitments for inventory and decreases in our operational costs due to our restructuring and prior workforce reductions.

We have entered into certain contractual obligations including inventory purchase commitments of $0.4 million at September 30, 2003, that could result in cash outflows.

Our future minimum lease payments under operating leases at September 30, 2003, are as follows:

Remainder of 2003	$275,000
2004	806,000
2005	269,000
Thereafter	—

$1,350,000

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in ninety months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full.

We have incurred substantial losses and negative cash flows from operating activities since inception. For the nine months ended September 30, 2003, we incurred a net loss of $5.0 million, negative cash flows from operating activities of $11.7 million, and have an accumulated deficit of $281.5 million. We believe that the cash and cash equivalents as of September 30, 2003 are sufficient to fund our operating activities and capital expenditure requirements for the next twelve months. We expect the amount of cash necessary to fund operations to decrease throughout the remainder of 2003. However, to the extent our business continues to be affected by poor economic conditions impacting the telecommunications industry, we will continue to require cash to fund operations. We will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. We cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

Product revenues

We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collection is probable. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of our assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase. The warranty accrual was not material at September 30, 2003 or December 31, 2002.

Turnkey solution revenues

Revenue on turnkey video solution sales, which typically include the design, manufacture, test, integration and installation of our equipment to our customers’ specifications, or equipment acquired from third parties to be integrated with our products, is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date, to anticipated total labor costs, based on current estimates of labor costs to complete the project. If the estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized immediately. Generally, the terms of turnkey video solution sales provide for billing for products at the time of delivery and for services at the time of substantial completion of the project.

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

Revenue recognition—Summary

Revenue recognition in each period is dependant on our application of these accounting policies. If we believe that any of the conditions to recognize revenue have not been met, we will defer revenue recognition. For example, if collectibility is not reasonably assured, we will defer revenue recognition until subsequent cash receipt. Our application of percentage-of-completion accounting is subject to our estimates of labor cost to complete each turnkey solution project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results for a particular period could be adversely affected. Unearned revenue that has been billed but not collected at the end of the period is recorded as a reduction against the related accounts receivable balance. Unearned revenue recorded as a reduction against the related accounts receivable was $1.7 million and $0.9 million at September 30, 2003 and December 31, 2002, respectively.

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

Accounting for long-lived assets

We assess the impairment of long-lived assets periodically. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and the market capitalization relative to net book value.

When our management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

During the nine months ended September 30, 2003, we determined that certain of the technology acquired as part of our purchase of the ViaGate assets in September 2001 had become impaired. As a result, we recorded a loss of $0.1 million to write off the technology.

Future events could cause us to conclude that impairment indicators exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal contingencies

We are currently involved in certain legal proceedings as discussed in Note 7 of our unaudited condensed consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, we will re-assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations, financial condition or cashflows.

Accounting for stock based compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and comply with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation (unaudited, in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$(742)	$(5,867)	$(4,998)	$(24,621)

Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(816)	(1,063)	(2,853)	(3,596)

Net loss—pro forma	$(1,558)	$(6,930)	$(7,851)	$(28,217)

Basic and diluted net loss per share—as reported	$(0.04)	$(0.36)	$(0.25)	$(1.50)

Basic and diluted net loss per share—pro forma	$(0.08)	$(0.42)	$(0.39)	$(1.72)

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

The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss/income and net loss/earnings per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Prior to our initial public offering, the fair value of each stock option was estimated using the minimum value method. Volatility and dividend yields were not factors in the Company’s minimum value calculation. Subsequent to the offering, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option pricing model. We have also estimated the fair value of the purchase rights issued from our employee stock purchase plan using the Black-Scholes option pricing model. We first issued purchase rights from the 1998 Employee Stock Purchase Plan in fiscal year 1999.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will not have a material impact on our financial statements.

Non-Audit Services of Independent Auditors

In accordance with Section 10(A)(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our Audit Committee to be provided by PricewaterhouseCoopers LLP, our independent auditor. The Audit Committee has approved fees of $10,000 for the engagement of PricewaterhouseCoopers LLP for merger and acquisition consulting services.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of losses and expect to continue to incur losses in the future.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. We incurred a net loss of $5.0 million for the nine months ended September 30, 2003, and a net loss of $41.6 million for the year ended December 31, 2002. As of September 30, 2003, we had an accumulated deficit of $281.5 million. We expect that we will continue to incur losses for the remainder of fiscal year 2003.

We may never achieve profitability and, if we do so, we may not be able to maintain profitability. We have spent substantial amounts of money on the development of our Expresso products, HomeRun and LongRun technology, IntelliPOP products and software products. In November 2002, we acquired VideoTele.com (“VTC”) and certain products of VTC that are generating incremental revenue beyond our Expresso, Home Run, Long Run and IntelliPOP products and that we anticipate will continue to bring us such incremental value. During fiscal years 2001, 2002 and 2003, we significantly reduced our workforce in an effort to decrease certain of our operating expenditures, including our sales and marketing, research and development and general and administrative expenditures. However, we may not be able to generate a sufficient level of revenue (even with our VTC products) to offset our current level of expenditures. Additionally, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue due to the fact that our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to do the following:

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

We continue to be affected by poor general economic conditions that have resulted in significantly reduced sales levels and, if such adverse economic conditions continue or worsen, our business, operating results and financial condition will be further negatively impacted.

The continued poor economic conditions in the world economy, and the continued industry-wide slowdown in the telecommunications market have materially and adversely affected, and continue to materially and adversely affect, our sales. As a result, we have experienced, and will likely continue to experience, a material adverse impact on our business, operating results and financial condition. Comparatively lower sales for each of our fiscal years from 2000 through 2002 have resulted in operating expenses increasing as a percentage of revenue for 2002 and 2001 compared to 2000. Although we took actions throughout 2001, 2002 and the first nine months of 2003 to create revenue opportunities and reduce operating expenses, including our acquisition of VTC, a prolonged continuation or worsening of sales trends that we faced in 2001 and 2002 would force us to take additional actions and charges in order to reduce our operating expenses further. If we are unable to reduce operating expenses at a rate and level consistent with anticipated future adverse sales trends or if we continue to incur significant special charges associated with such expense reductions that are disproportionate to our sales, our business, operating results and financial condition will be even further negatively impacted.

We depend on a limited number of large customers for a substantial portion of our revenue during any given period, and the loss of a key customer or loss or delay of a key order could substantially reduce our revenue in a given period.

We derive a significant portion of our revenue in each period from a limited number of customers. No individual customer accounted for greater than 10% of our revenue for the nine months ended September 30, 2003. Two customers, Ingram Micro and BTN Internetworking, accounted for 12% and 10%, respectively, of our revenue for the nine months ended September 30, 2002. Many of our customers have limited or, in some cases, no access to capital and continue to experience significant financial difficulties, including bankruptcy. In order to meet our revenue targets, we must continue to acquire new customers and increase sales to our existing customers. In addition, our strategy of targeting larger, more established customers may result in longer sales cycles and delayed revenue. Sales to larger accounts could also result in increased competition from larger and more established competitors. If sales to our largest customers decrease materially below current levels or if we are unable to establish a new base of customers, such decreases or failures would materially and adversely affect our business, results of operations and financial condition.

We have in the past and may in the future acquire other companies. If we fail to integrate successfully these acquisitions into our Company, our business, results of operations and financial condition could be materially harmed.

Since February 2000, we have completed six acquisitions of other companies or their assets. As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. We may need to overcome significant issues in order to realize any benefits from our past transactions, and any future acquisitions would be accompanied by similar risks. These risks include, but are not limited to:

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

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, Defendants answered the remaining allegations of the amended complaint. Discovery has commenced. Trial is scheduled to begin on March 7, 2005. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

On October 30, 2001, Tut Systems and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An

amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from Tut Systems’ January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against Tut Systems and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for Tut Systems’ initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss. The Company’s Board recently approved a tentative settlement proposal from the plaintiffs. The settlement is subject to a number of conditions, including approval of the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Our operations have changed significantly due to volatility in our business. In the past, we rapidly and significantly expanded our operations. However, in fiscal years 2001 and 2002, we reduced our workforce significantly to control overall operating expenses in response to dramatic declines in, and the expectation of continued slowing of, our sales growth. In 2003, we reduced our workforce significantly to further control operating expenses. We anticipate that, in the future, expansion in certain areas of our business may be required to expand our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on selling our products to the larger, more established customers, such as ILECs and PTTs, in both domestic and international markets.

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

Sales to customers outside of the United States accounted for approximately 18.0% and 47.7% of revenue for the nine months ended September 30, 2003 and 2002, respectively. There are a number of risks arising from the operation of our international business, including, but not limited to:

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

Due to increased volatility in equity markets and tightening of lending in the credit markets, we are exposed to a significant risk that customers will not pay us the amounts that they owe us in order to conserve their capital. This would lead to increases in our outstanding accounts receivable as a percentage of revenue, extended payback periods and increased risk of customer default. For example, during the latter part of the fourth quarter of 2000, several key customers experienced a rapid deterioration in their ability to obtain additional capital to fund their businesses and eventually declared bankruptcy. As of December 31, 2002, all of these bankruptcies were finalized, and we had to write off the amounts owed to us by these customers.

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

We plan our expense levels in part based on our expectations about future revenue. These expense levels are relatively fixed in the short-term. However, the number of orders for our products may vary from quarter to quarter. In some circumstances, customers may delay purchasing our current products in favor of next-generation products. In addition, our new products are generally subject to technical evaluations by potential customers that typically last 60 to 90 days. In the case of IntelliPOP and our turnkey video solutions, those evaluations may take up to several months or longer. If orders forecasted for a specific customer for a particular quarter are delayed or cancelled, our revenue for that quarter may be less than our forecast. Currently, we have minimal risk of loss associated with long-term customer commitments or penalties for delayed and/or cancelled orders. However, we may be unable to reduce our spending accordingly in the short-term if such a loss occurred, and any such revenue shortfall would have a direct and adverse impact on our results of operations for that quarter. Further, we outsource the manufacturing of our products based on forecasts of sales. If orders for our products exceed our forecasts, we may have difficulty meeting customers’ orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if our forecasts exceed the orders we actually receive and we are unable to cancel future purchase and manufacturing commitments in a timely manner, our inventory levels would increase. This could expose us to losses related to slow moving and obsolete inventory, which would have a material adverse effect on our business, operating results and financial condition.

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

Based on our manufacturing specifications, several key components are purchased from single or limited source suppliers, and if our contract manufacturers fail to obtain the raw materials and component products we require in a timely manner we could lose sales. If we lose sales, our business, financial condition and results of operations would be materially and adversely affected.

We currently purchase most of our raw materials and components used in our products through our contract manufacturers. In procuring components for our products, we and our contract manufacturers rely on some suppliers that are the sole source of those components, and we are dependent upon supplies from these sources to meet our needs. We also depend on various sole source offerings from Broadcom, Metalink US, IBM and Motorola for certain of our products. Components are purchased pursuant to purchase orders based on forecasts, but neither we nor our contract manufacturers have any guaranteed supply arrangements with these suppliers. The availability of many of these components depends in part on our ability to provide our contract manufacturers and their suppliers with accurate forecasts of our future needs. If we or our manufacturers are unable to obtain a sufficient supply of key components from current sources or if there is any interruption in the supply of any of the key components currently obtained from a single or limited source, we could experience difficulties in obtaining alternative sources at reasonable prices, if at all, or in altering product designs to use alternative components. Resulting delays and reductions in product shipments could damage customer relationships, disrupt our operations and harm our business, financial condition or results of operations. In addition, any increases in component costs that are passed on to our customers could reduce demand for our products.

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

Our business relies on the continued growth of the Internet and any slowdown in or reversal of the growth of Internet use could materially and adversely impact our business.

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

Further, the marketplace’s anticipation of an emerging standard, such as MPEG-4, Part 10 (H.264), could delay customers from making decisions to purchase or deploy existing products that we offer, which could materially and adversely affect our sales.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 46 United States patents and have 28 United States patent applications pending. However, we cannot assure you that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights.

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

Nasdaq corporate governance rules require that all shares listed on the Nasdaq National Market maintain a minimum bid price at closing of $1.00 per share. Our failure to maintain such a minimum bid price for a period of thirty or more consecutive trading days could result in the Nasdaq governing board taking action to remove our shares from the Nasdaq National Market. In the second half of 2002, the minimum closing bid price of our common stock was consistently below $1.00 per share. On September 9, 2002, we received a Nasdaq delisting notice because our common stock had closed below $1.00 per share for 30 consecutive trading days. If the bid price of our common stock had not closed at $1.00 per share or more for a minimum of 10 consecutive trading days before December 9, 2002, our stock would have been delisted from the Nasdaq National Market. On November 15, 2002, we received a notice from the Nasdaq that our stock price had traded above $1.00 per share for the required 10 consecutive days. Since that time, our stock has not traded below the required minimum bid price at closing of $1.00 per share. However, based on the various risks noted elsewhere in this Quarterly Report on Form 10Q, we nevertheless continue to face the risk of our stock price falling below the $1.00 listing threshold, which could result in the delisting of our stock from the Nasdaq National Market. The delisting of our common stock as well as the threat of delisting of our common stock may negatively impact the value of our shares because shares that trade on the over-the-counter market, rather than the Nasdaq National Market, are typically less liquid and, therefore, trade with larger variations between the bid and asking price.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that these shares are available for sale, could harm the market price of our common stock. Also, we may from time to time need to register shares of our common stock for resale, which registration and resale may increase the number of our shares that are publicly-traded, thereby adversely impacting the per share price of our common stock. In connection with our acquisition of VTC, in May 2003 we registered on a Form S-3 pursuant to Rule 415(a)(1)(i) under the Securities Act of 1933, as amended, on a continuous or delayed offering the 3.3 million shares of common stock issued to Tektronix, in order that Tektronix may sell such shares on or after December 1, 2003. These sales also may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2003, we had 20,187,786 shares outstanding. Of these shares, 16,904,189 shares of our common stock are currently available for sale in the public market, some of which are subject to volume and other limitations under securities laws.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, Defendants answered the remaining allegations of the amended complaint. Discovery has commenced. Trial is scheduled to begin on March 7, 2005. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows

On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The demurrers have not yet been heard by the Court, and no trial date has been established.

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, (the “1933 Act”) and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for the Company’s initial public offering and secondary offering. The Court has denied the Company’s motion to dismiss. The Company’s Board recently approved a tentative settlement proposal from the plaintiffs. The settlement is subject to a number of conditions, including approval of the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel Communications, Inc.(4)

2.2	Agreement and Plan of Reorganization dated as of September 8, 1999, by and among the Company, Public Port Acquisition Corporation, and Public Port, Inc.(3)

2.3	Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition Corporation and FreeGate Corporation.(5)

2.4	Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 3, 2000.(6)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 17, 2000.(6)

2.6	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(8)

2.7	Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent.(10)

2.8	Agreement and Plan of Merger by and among Tut System, Inc., Tiger Acquisition Corporation, Textronix, Inc. and Video Tele.com, Inc. dated as of October 28, 2002.(12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(1)

4.1	Specimen Common Stock Certificate.(1)

10.1	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3	1998 Employee Stock Purchase Plan, as amended.(2)

10.4	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Fourth Amended and Restated Shareholders’ Rights Agreement, dated December 16, 1997, between the Company and certain stockholders.(1)

10.7	Lease by and between Pleasant Hill Industrial Park Associates, a California Limited Partnership, and the Company dated April 4, 1995, as amended.(1)

10.8	Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997.(1)

10.9	Licensing and Cooperative Marketing Agreement between Microsoft Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998.(1)

10.10	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.11	Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.12	Non-competition Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.13	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.14	Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

10.15	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated September 1, 1998.(1)

10.16	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.17	Loan Agreement, General Security Agreement, and Collateral Assignment and Patent Mortgage and Security Agreement with Imperial Bank, each dated August 16, 1997.(1)

10.18	Loan and Security Agreement, Streamlined Facility Agreement, Revolving Credit Note, Patent and Trademark Security Agreement, Security Agreement in Copyrighted Works and Stock Subscription Warrant between the Company and TransAmerica Business Credit Corporation, each dated December 18, 1998.(1)

10.19	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.20	Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

10.21	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(7)

10.22	Executive Retention and Change of Control Plan.(9)

10.23	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(9)

10.24	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(9)

10.25	Non-Statutory Stock Option Plan (11)

10.26	Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(11)

10.27	Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(13)

10.28	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and Video Tele.com dated April 28, 2000.(13)

10.29	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust and Tut Systems, Inc. dated November 2002.(13)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

31.1	Certification of Principal Executive Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.
(8)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed September 9, 2000.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(10)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(11)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(12)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(b) Reports on Form 8-K.

The Company filed the following Current Report on Forms 8-K during the quarter ended September 30, 2003:

On July 31, 2003, the Company filed a Report on Form 8-K regarding the Company’s issuance of a press release stating its earnings for the quarter ended June 30, 2003.

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

Date: October 30, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of October 15, 1999, by and among the Company, Vintel Acquisition Corp., and Vintel Communications, Inc.(4)

2.2	Agreement and Plan of Reorganization dated as of September 8, 1999, by and among the Company, Public Port Acquisition Corporation, and Public Port, Inc.(3)

2.3	Agreement and Plan of Reorganization dated as of November 16, 1999, as amended, by and among the Company, Fortress Acquisition Corporation and FreeGate Corporation.(5)

2.4	Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 3, 2000.(6)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between the Company and OneWorld Systems, Inc. dated as of February 17, 2000.(6)

2.6	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(8)

2.7	Agreement and Plan of Reorganization dated as of December 21, 2000, by and among the Company, ActiveTelco Incorporated, ActiveTelco Acquisition Corporation, and, with respect to Article VII only, Azeem Butt, as shareholder representative, and U.S. Bank Trust, as escrow agent. (10)

2.8	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002. (12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company, as currently in effect. (1)

4.1	Specimen Common Stock Certificate. (1)

10.1	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder. (1)

10.2	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder. (1)

10.3	1998 Employee Stock Purchase Plan, as amended. (2)

10.4	1998 Stock Plan Inland Revenue Approved Rules for UK Employees. (6)

10.5	American Capital Marketing, Inc. 401(k) Plan. (1)

10.6	Fourth Amended and Restated Shareholders’ Rights Agreement, dated December 16, 1997, between the Company and certain stockholders. (1)

10.7	Lease by and between Pleasant Hill Industrial Park Associates, a California Limited Partnership, and the Company dated April 4, 1995, as amended. (1)

10.8	Office Building Lease between Petula Associates, Ltd., an Iowa corporation, and Principal Mutual Life Insurance Co., an Iowa corporation, doing business as RC Creekside Phase VI and the Company dated April 25, 1997. (1)

10.9	Licensing and Cooperative Marketing Agreement between Microsoft Corporation and the Company dated August 27, 1997, as modified and restated on July 30, 1998. (1)

10.10	Form of Indemnification Agreement entered into between the Company and each director and officer. (1)

10.11	Employment Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.12	Non-competition Agreement by and between the Company, FreeGate Corporation and Sandy Benett dated as of November 17, 1999.(6)

10.13	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.14	Software License Agreement between RouterWare, Inc. and the Company dated December 16, 1997.(1)

10.15	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated September 1, 1998.(1)

10.16	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.17	Loan Agreement, General Security Agreement, and Collateral Assignment and Patent Mortgage and Security Agreement with Imperial Bank, each dated August 16, 1997.(1)

10.18	Loan and Security Agreement, Streamlined Facility Agreement, Revolving Credit Note, Patent and Trademark Security Agreement, Security Agreement in Copyrighted Works and Stock Subscription Warrant between the Company and TransAmerica Business Credit Corporation, each dated December 18, 1998.(1)

10.19	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.20	Registration Rights Agreement, dated as of May 26, 2000, by and between the Company and Xstreamis Plc stockholders listed therein.(7)

10.21	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(7)

10.22	Executive Retention and Change of Control Plan.(9)

10.23	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(9)

10.24	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(9)

10.25	1999 Non-Statutory Stock Option Plan.(11)

10.26	Indemnification Agreement by and between the Company and Alida Rincon, effective as of March 3, 2000.(11)

10.27	Indemnification Agreement by and between the Company and Marilyn Lobel, effective as of April 17, 2001.(13)

10.28	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and Video Tele.com dated April 28, 2000.(13)

10.29	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002. (13)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Condensed Consolidated Financial Statements).

31.1	Certification of Principal Executive Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(5)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2000.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.
(8)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed September 9, 2000.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(10)	Incorporated by reference to our Current Report on Form 8-K dated January 18, 2001.
(11)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(12)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.