Form 10-K
period 2003-12-31
TUT SYSTEMS INC
filed 2004-02-02
CIK 878436

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-25291

TUT SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2958543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6000 SW Meadows Drive, Suite 200 Lake Oswego, Oregon	97035
(address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (503) 594-1400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $78,767,255 as of June 30, 2003 based on the closing price of the common stock as reported on The Nasdaq National Market for June 30, 2003. There were 20,276,454 shares of the Registrant's common stock issued and outstanding on January 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

TUT SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall." We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. These risks and uncertainties include those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained in this annual report include statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between 2003 and 2007, (3) our intention to maintain our leadership in the digital TV headend market, (4) our intention to expand our relationship with value-added distributors and partners in Europe and Asia, (5) our intention to expand and further specialize our video trunking products for surveillance and broadcast TV backhaul applications, (6) our anticipation that we will introduce products to support new MPEG-4 Standard and Windows Media 9 technologies, (7) our expectation that small to medium size IOCs in the U.S. will remain our primary near term customers for Astria products, (8) our belief that our cash and cash equivalents as of December 31, 2003 are sufficient to fund our operating activities and capital expenditure for the next twelve months, (9) our expectation that working capital will begin to increase in future periods, (10) our expectation that we will seek additional equity funding in the first quarter of 2004 and (11) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

        The cautionary statements contained under the caption "Risk Factors" and other similar statements contained elsewhere in this prospectus, including the documents that are incorporated by reference, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause our actual results, performance or achievements expressed or implied by such forward-looking statements.

        Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein or reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1.    BUSINESS

Overview

        Our principal executive offices are located at 6000 SW Meadows Drive, Suite 200, Lake Oswego, Oregon, 97035. Our telephone number is (503) 594-1400. We were incorporated in California in August 1983, began operations in August 1991, and reincorporated in Delaware in September 1998. Our financial information is set forth in Item 8 to this annual report, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock," in Item 7, which is incorporated herein by reference.

        We design, develop and sell video content processing systems that optimize the provisioning of broadcast digital TV services across telephone company networks. We also design, develop and sell digital video trunking systems for applications across TV broadcast, government and education networks and private broadband network systems that enable the delivery of broadband data services over existing copper networks within hotels and private campus facilities.

        Historically, we derived most of our sales from our private broadband network systems. In November 2002, we acquired Videotele.com, Inc., or VTC, from Tektronix, Inc. to extend our product offerings to include video content processing and video trunking systems. These video products now represent a majority of our sales and will provide most of our growth opportunities for the foreseeable future.

Industry Background and Dynamics

Growing Demand for Triple Play of Voice, Video, and Data Services

        Historically, traditional telephone companies, or telcos, have been the sole providers of voice services to the residential market in the United States. On the other hand, cable television operators, with competition from satellite beginning in the 1990s, have been the primary providers of multi-channel video services. More recently traditional telephone companies and cable operators have become direct competitors for the growing market for high-speed Internet access. Thus far in the United States, cable operators have been more successful than telephone companies in delivering high-speed Internet access, as evidenced by the 14.5 million cable-modem subscribers compared with only 8.2 million DSL users as of September 30, 2003, according to CyberAtlas. In addition, many large cable operators have begun to offer basic local and long distance telephony to their customers as a "triple play" bundle of services including voice, video and data over the same network under one monthly bill. Thus, telcos that today trail the multi-system cable operators in market share for broadband data services, are also at risk of losing traditional voice lines to both cable operators offering a triple-play bundle of services and to wireless vendors that compete on price and mobility.

        As a result of these competitive threats, large telcos are beginning to look at their broadband DSL infrastructure as a vehicle to offer broadcast TV services to better compete for the end customer with a triple-play of voice, video, and data services. At the same time, many small independent operating telephone companies, or IOCs, and international carriers are recognizing the stand-alone revenue and margin attainable by offering video services over DSL, and many of these companies have or are planning to install digital TV headends to feed their DSL infrastructure. According to InStat/MDR, the number of telco video subscribers worldwide will increase from 572,000 at the end of 2003 to over 19.0 million by the end of 2007.

Technical Challenges for Delivering Broadcast Quality Video over Telco Networks

        To deliver broadcast quality video, a non-satellite based service provider must deploy a digital TV headend to receive national and local broadcast TV signals, properly process these signals, and transmit them over fiber, cable or copper-based DSL facilities. The limited bandwidth capacity of telco DSL facilities when compared with the high bandwidth capacity of cable facilities means that the content processing performance of a telco digital TV headend is crucial to the success of deployment. Thus, while digital TV headends deployed by cable operators have been able to simply pass through TV signals to their hybrid fiber coax network without further video compression, telcos must compress the widely varying bit rate of the source signal to a low constant bit rate for transmission over their DSL network. In addition, telcos use a mix of ATM, IP, and RF transport protocols that often require video signals to be converted between these transport protocols and networks.

Technical Advancements Are Increasing the Available Market for Telcos to Deliver Video

        The bandwidth and distance limitations of the copper based "last mile" constrain both the number of video channels that may be delivered simultaneously over a DSL system and the number of customers that can be served by DSL with sufficient bandwidth for video. Emerging advancements in video compression technology, which include MPEG-4 and Windows Media 9, will allow high quality video streams to be transported at bit rates below 2.0 Mbps. These emerging technologies also introduce the possibility of delivering HDTV over bandwidth constrained ADSL lines for the first time. Additionally, continued DSL-based advancements, such as ADSL2+, which doubles the available downstream bandwidth, thereby enabling higher bit rates over longer distances, will enable telcos to reach a higher percentage of their customers with a larger number of video channels.

        While DSL technology will continue to dominate telco broadband networks for the foreseeable future, telephone companies are beginning to construct FTTP networks to their customers. These networks will eliminate bandwidth limitations on delivering higher speed data services and high-quality video offerings, but they will continue to require advanced video content processing to convert signals between ATM, IP, and RF domains.

Limitations on Video Trunking Market

        Video trunking is the transmission of digital video signals over long distance networks for private network applications such as video backhaul, video surveillance, and video conferencing. Video trunking shares a common technology base with broadcast video applications. Like the broadcast market, this market is also characterized by tradeoffs between the cost of broadband facilities and the cost of low-bit-rate encoders to reduce the need for bandwidth. The particular video source may be a signal from a local TV station that needs to be brought back to a regional or statewide digital TV headend that is 100 miles away, it may be a signal received from an outdoor surveillance camera that needs to reach a viewer hundreds of miles away, or it may be a signal from a university seminar that needs to feed multiple remote classrooms. We believe that this market will also expand as advanced video encoding techniques lower the bandwidth requirements for transmitting video signals.

Our Solutions

        Our suite of products is focused on enabling the delivery of broadcast quality video over traditional telco networks. We leverage our previous 20 years of experience as a former subsidiary of Tektronix to develop video-based products that meet the special content processing requirements of our telco customers. Unlike standard cable headends, our digital TV headend solution, the Astria Content Processor product family, converts the variable bit rate signal received as input into constant bit rate IP or ATM video streams for subsequent delivery over telcos' various access networks. Today, our high-performance, cost-effective systems are based on the MPEG-1 and MPEG-2 standards and we are developing upgrades (for introduction in the second half of 2004) to support the new MPEG-4 and Windows Media 9 compression technologies that will provide lower encoding rates and more advanced interactivity. We believe that these lower encoding rates will enable our customers to extend the reach of video services and deliver HDTV over bandwidth-constrained copper networks. To date, customers for our video content processing systems include independent operating companies in North America, such as Oxford Networks, and international incumbent carriers, such as PCCW in Hong Kong.

        Our M2 video trunking systems take advantage of our advanced content processing technology for private network applications such as broadcast video backhaul, video surveillance, and video conferencing in which digital video signals are "trunked," or transmitted, over long distance networks. These systems are the latest in a long line of video trunking products that began with the devices first used to transport video from the 1980 Winter Olympics in Lake Placid, New York and are now used in a number of mission-critical applications within U.S. government agencies.

        We also offer a set of private broadband network systems that enable the provisioning of broadband data services over existing copper networks within hotels and private campus facilities. Customers for our broadband data systems include system integrators, competitive carriers for the hospitality industry and private educational and commercial entities.

Strategy

        Our objective is to be the leading provider of video-based content processing solutions for the delivery of advanced video services to residential customers over telephone company networks. Key elements of our business strategy are as follows:

Maintain Market Leadership in North American Telco Market for Digital TV Headends

        As of December 31, 2003, over 50 of our digital TV headend systems have been deployed serving over 60 North American IOCs, which we believe represents over 50% of the global installed base of telco digital TV headends. There are over 1,000 IOCs in North America today, many of which are examining their current broadband infrastructure as a means to provide additional services in order to compete for customers. These IOCs represent a significant potential market for our digital TV headend services. As additional IOCs begin to introduce bundled voice/data/video services over their legacy copper and new FTTP networks, we intend to maintain market leadership by continuously adding advanced content processing upgrades to our Astria product line. Our development efforts are focused on introducing new compression technologies such as MPEG-4 and Windows Media 9 that will be available as an upgrade option to our installed base. These compression technologies will allow our telco customers to address a larger percentage of their geographic market and to enable the delivery of advanced video services such as HDTV.

Expand Sales Efforts to Large Service Providers and International Markets

        While we continue to grow our North American IOC customer base, we are strengthening our direct sales force to focus on major North American and European service providers that see a need for full-service broadband deployment. We have also had early success with two major international carriers and intend to expand our relationships with value-added distributors and partners in Europe and Asia. Each of these larger service providers represents an opportunity for multiple digital TV headend deployments.

Accelerate Market Adoption of Video Over Telco Networks

        To encourage service providers to more rapidly accept the business case for video over telco networks, we are working simultaneously on several initiatives to:

  •
  continue to educate the market on the viability of our current solutions by using our customers as references and benchmarks for prospective customers. To do so, we will continue to host user group conferences, speak at public conferences, issue joint press releases with new customers and arrange meetings between potential and current customers;

  •
  offer advanced encoding technologies as soon as practical to increase the available market and allow new services such as HDTV;

  •
  continue to work with and lead standards bodies to facilitate the broad adoption of new technologies and standards; and

  •
  continue to work with partners to simplify and lower the cost of deploying end-to-end solutions.

Partner with Leading Industry Vendors to Provide End-to-End Solutions

        To deliver a complete end-to-end video solution, we are partnering with leading industry vendors that provide key system elements such as broadband access systems, set-top boxes, VOD systems and service management software that, together with our Astria content processor products, provide a complete video solution. Therefore, our business development and strategic marketing efforts will focus on working with such partners to facilitate a cost-effective, ready-to-deploy, high-performance solution based on customers' architecture and business requirements. Our strategy with these partners is to design, develop and market end-to-end systems solutions that will allow any video content, including broadcast TV, VOD and streaming media from the Internet, to be carried over any telephony network, such as IP or ATM, fiber, coax or copper, to any TV, PC, personal digital assistant or other similar device.

Leverage Our Video Compression Technology to Grow Our Video Trunking Business

        We will continue to incorporate technologies developed for our Astria TV headend product line into our video trunking products to provide additional capabilities and enhance performance for current and future customers. Additionally, we will continue to partner with other industry vendors for applications among new potential customers, such as large corporations and educational institutions. We intend to expand and further specialize our video trunking products for surveillance and broadcast TV backhaul applications, and we will seek new distribution channels for the M2 product line.

Selectively Pursue Acquisitions to Expand Our Markets and Product Offerings

        In addition to our internal research and development efforts, we continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge and global customer base. Since 2000, we have completed four acquisitions, including the acquisition of VTC in November 2002. The products and technologies that we acquired through these acquisitions have facilitated our entry into new markets, expanded our product line in existing markets and added additional technical expertise to develop new products for evolving markets in the future. Going forward, acquisition efforts will be focused on targets that will extend our existing video-based products and markets.

Our Products

        We design, develop and sell:

  •
  video content processing systems that optimize the provisioning of public broadcast digital TV services across telephone company networks;

  •
  digital video trunking systems for applications across TV broadcast, government and education facilities; and

  •
  private broadband network systems that enable broadband data services over existing copper networks within hotels and private campus facilities.

Video Content Processing Systems

        Our Astria video content processing platform is typically used by carriers at a digital TV headend location to process hundreds of TV channels for delivery over any broadband access network.

  Astria CP (Content Processor)

        Our Astria CP is a third-generation, chassis-based platform that we have specifically designed for the digital TV marketplace. The Astria CP uses patent-pending QualView™ applications to deliver high quality video when converting satellite-based variable bit rate video and audio to groomed constant bit rate content for delivery over telco networks using either IP or ATM protocols. These QualView applications include de-multiplexing of satellite signals, digital turnaround of MPEG-2 channels, conversion of transport streams into IP or ATM formats and analog or digital MPEG encoding.

        The Astria CP platform can process up to 200 video and audio channels per chassis, depending on the type of processing required. The platform integrates with IP, ATM, IP over ATM, or DVB-ASI networks providing ultimate flexibility when designing a commercial video delivery system. Astria CP is populated with flexible Quad Stream Processor, or QSP, modules that can be configured and reconfigured with a simple software download to enable a variety of video processing functions. For example, one QSP can be utilized to de-multiplex a multi program transport stream from a satellite. The de-multiplexed channel or single program transport stream can then be routed to another QSP for bit rate reduction that is required for transport over a DSL access network.

        Today the Astria CP processes video content in standard MPEG-1 or MPEG-2 formats. We are developing upgrades to the Astria family of products to support the new MPEG-4 standard and Windows Media 9 encoding that will provide lower encoding rates and more advanced interactivity than MPEG standards currently provide. We anticipate introducing these capabilities in the second half of 2004. These capabilities will enable our customers to reach the next stage in bit rate reduction without having to upgrade their complete headend, thus preserving the customer's original investment. We believe that these lower encoding rates will enable our customers to extend the reach of video services and deliver HDTV over bandwidth constrained copper networks. This will also enable video streams to be easily viewed from the large base of PCs running Windows Media or MPEG-4 players.

  Astria RCP (Remote Content Processor)

        For service providers delivering digital TV over regional or statewide, IP or ATM backbone networks, our Astria RCP provides an affordable way to distribute video signals sourced from a single digital TV headend. The Astria RCP typically accepts pre-processed MPEG-2 video from a centralized Astria CP via a fiber backbone network and performs appropriate protocol conversion for delivery of the video streams to a variety of ATM, IP or RF-based telco access networks. The Astria RCP can also be used to encode local channels. This flexibility allows service providers to place Astria RCPs at the edge of a fiber optic transport network and deliver aggregated and localized content enabling customization of a channel line-up to a specific region or community. The ability to add or drop channels into the line-up at the edge of the transport network allows service providers to incorporate local programming, advertising, and emergency alert system content. This creates a complete mix of content that is relevant to local subscribers.

  Aveon™ Element Management System

        Our Aveon Element Management System enables the service provider to configure and monitor Astria CP and RCP systems across wide area networks. The ability to use Aveon to create a single view of the network gives service providers a simple to use yet powerful tool for controlling all aspects of operating a video network from one centralized location.

Video Trunking Systems

        Our M2 video trunking product line leverages the video compression technology that is used within the Astria product line, but M2 products are packaged in a smaller form factor for private video backhaul applications.

        Our M2-400 product line was introduced in the second quarter of 2003 and is our premier video trunking system for delivering mission critical, high-quality MPEG video in real-time for private network applications. The M2-400 system is the latest in a long line of video trunking products. Each M2-400 chassis is designed to hold multiple encoders, decoders and network interfaces. Encoding options are available ranging from MPEG-1 at 400 kbps to advanced MPEG-2 compression at 40 Mbps. The M2-400 works across satellite, terrestrial switched, point-to-point and Ethernet-based networks. An embedded web server controls and manages the M2 product line via an intuitive web-based graphical user interface, enabling administration of the product from any location on an IP network. The M2-400 is also supported by third-party scheduling software for video conferencing and distance learning applications.

        Our M2-10x product family was also introduced in 2003 for those trunking applications that only require a single encoder or decoder per end-point. For example, one of our digital TV headend customers uses the M2-10E to encode local events on site for addition to its basic lineup of broadcast channels, helping it differentiate its service offering from the national network-based offerings of the satellite television vendors.

Private Broadband Network Systems

        Prior to our entry into the video content processing business with our acquisition of VideoTele.com in November 2002, our primary focus was on the sale of our private broadband network systems. The market for these systems is characterized by the need to transport high-speed data signals across private buildings or campus locations, where the only available transmission facility is composed of ordinary telephone wires. We have been a leader in this market since the introduction of our first XL product in 1992. Examples of applications within this market include i) connecting hotel guests to broadband Internet service over the hotel's telephone wires, ii) connecting multiple devices across public transportation facilities to a backbone network, and iii) connecting local area networks across a business campus without having to run new wires or cables.

        For broadband Internet applications across multi-tenant complexes such as hotels, apartments and private campus facilities, our Expresso line of products, using proprietary transmission technology, provides low-cost, plug-and-play Ethernet solutions that can deliver broadband Internet access to multiple nodes over a single pair of copper wires simultaneously being used for telephone service. We recently added Ethernet over VDSL line cards to our existing Expresso chassis and have begun deploying these higher speed products for customers who want to deliver broadcast TV and/or VOD service in addition to Internet service throughout a multi-tenant complex.

        Our XL line of Ethernet extension products is often used by individual enterprises to extend their Ethernet networks over distances that cannot be accommodated by standard Ethernet wiring. Our XL products operate over distances of up to 20,000 feet and at bit rates up to 10 Mbps, all over a single pair of ordinary telephone wires. In certain situations these XL products are used in combination with our M2 products to support the encoding of local content to feed digital TV headends.

        Our Expresso and XL transport products are augmented by our Expresso SMS subscriber management system, which authenticates users, manages bandwidth and IP addresses, and processes credit card or password information for billing purposes. SMS systems are typically found in hotels that offer broadband Internet service to guests, in campus housing complexes to manage broadband Internet access, and in wireless "hot spots" such as hotel lobbies and Internet cafes.

Overall System Level Design Criteria and Integration

        Our Astria products must interoperate with other products from third parties to enable a complete end-to-end broadcast TV system. To ensure proper interoperation for our customers, we offer a system integration service whereby we purchase, assemble, configure and test key components together before delivering the integrated system to the customer. Typical third-party components include satellite receivers and decoders, network switches and routers, RF modulations units, and middleware servers and software.

        Our various systems and product lines are designed to incorporate technical standards developed by worldwide organizations, including International Telecommunications Union (ITU), Institute of Electrical and Electronic Engineers (IEEE), Internet Engineering Task Force (IETF) and the Full-Service VDSL Committee. Important capabilities supported by these standards include ATM

Quality of Service, MPEG encoding, Internet Group Management Protocol, Dynamic Host Configuration Protocol, Network Address Translation, and IP protocol stack/encapsulation over ATM. To build upon these standards and to further enhance our products' service capabilities, we use proprietary rate control techniques and other bandwidth management techniques to allow service providers to efficiently create and deploy new service packages for additional revenue opportunities.

Customers and Markets

        Our target customers for our video content processing systems are telephony-based incumbent local exchange companies, independent operating companies and international post, telephone and telegraph companies that aim to deliver advanced video services over their existing copper, fiber or coaxial cable infrastructures. Target customers for our video trunking systems include TV broadcasters, government agencies, and educational institutions. Customers for our private broadband network systems include system integrators, competitive carriers for the hospitality industry, and private educational and commercial entities.

Service Providers

        Over 60 independent operating companies in the United States now use our Astria products to deliver digital TV over DSL and other broadband networks. We installed our first commercial digital TV headend at Chibardun Telephone Cooperative in Dallas, Wisconsin in 2000. Since that time, we have deployed our digital TV headend solution to IOCs ranging in size from less than 5,000 to over 90,000 access lines.

        Our international sales to service providers have been concentrated among three large carriers. In 2002, Telenor AS, Norway's largest telecommunications provider with more than 1.8 million customers, launched a trial of digital TV services over its network using an Astria CP. In 2003, PCCW, which acquired the former Hong Kong Telephone Company in 2000, launched service to its customers from an Astria headend and signed up more than 150,000 customers to its DSL-based TV service in the first two months after launch. Additionally in 2003, our private broadband network products were deployed by Telefonos de Mexico, S.A., or TelMex, to offer nation-wide wireless Internet "hot spots" in Mexico's major public facilities such as airports, hotel lobbies, restaurants and hospitals.

        We expect the small to medium size IOCs in the United States to remain the primary near-term customers for Astria products as the larger carriers continue to explore and test the markets and technologies for DSL-based video services and fiber based video services.

Distributors and System Integrators

        We market our private broadband network systems to domestic and international system integrators who in turn market and sell our products to educational and government institutions, commercial enterprises, regional competitive service providers and national carriers. Our distributors and system integrators range from local resellers to large volume distributors such as Ingram Micro Inc., and include international integrators such as Siemens AG in Europe.

Marketing, Sales and Customer Support

  Marketing

        We seek to increase both the demand and visibility of our products in the marketplace. In addition to customer-specific sales efforts, our marketing activities include presentations and demonstrations at major and regional industry tradeshows and conferences, distribution of sales and product literature, operation of a web site, direct marketing, and ongoing communications with the press and industry analysts. As appropriate, we enter into cooperative marketing and/or development agreements with strategic partners that may include key customers, semiconductor manufacturers, manufacturers of radio, fiber, or video equipment, set-top box manufacturers and others.

  Sales

        In North America, we sell our products primarily to service providers and through multiple sales channels, including a select group of regional value added resellers, system integrators and distributors. Internationally, we sell and market our products through systems integrators and distributors. We have regional account managers throughout the United States and sales offices in Beijing and Hong Kong, China and Oxford, United Kingdom. For the year ended December 31, 2003, we derived 18.4% of our revenue from customers outside of the United States.

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

        Our systems integration group in Cary, Illinois integrates our solution with third party equipment and then tests, delivers and installs complete headend systems for our customers that require an end-to-end solution.

Research and Development

        Our research and development efforts are focused on enhancing our existing products and developing new products through our emphasis on early stage system engineering. As a result of our acquisition of VTC and the large market opportunity that it offers, most of our research and development efforts relate to our video content processing technologies. The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies, such as the Broadband World Forum and MPEG-4 Industry Forum. Key elements of our research and development efforts include:

  •
  Core Designs. We develop and/or acquire platform architectures and core designs that allow for cost-effective deployment and flexible upgrades that meet the needs of multiple markets and applications. These designs emphasize quick time to market and future cost reduction potential. The Astria, M2, Expresso, and Expresso SMS platforms are a direct result of this effort.

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

  •
  New Technologies. We seek to enhance our product lines by incorporating emerging technologies, such as MPEG-4, Windows Media 9 compression, advanced multi-service stream processing,

    higher speed fiber interfaces and new network management software features. Additionally, our active involvement in industry based standards associations, such as the MPEG-4 standards body, enables us to incorporate recommended platform architectures and standards into our technology.

Intellectual Property

        Our success and ability to compete depends in part upon on our proprietary technology and our ability to protect that technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We currently hold 49 United States patents and have 21 United States patent applications pending. Furthermore, as a result of our acquisition of VTC, Tektronix has agreed not to assert against us or any of our affiliates or customers any of its patents filed or invented prior to the closing date of that acquisition or any later derivatives of those patents that cover our products for generating, processing or delivering video, audio or data for the education, entertainment, conferencing or security markets. We leverage readily available technology and standard components by adding proprietary software enhancements to gain competitive advantage, increase performance and lower cost. In addition, we have substantial trade secrets in the area of processing and managing video streams.

Manufacturing

        We do not manufacture any of our own products. We rely on contract manufacturers and third party OEMs to manufacture, assemble, test and package our products. We require International Organization for Standardization (ISO) 9002 registration for our contract manufacturers as a condition of qualification. We monitor each contractor's manufacturing process performance through audits, testing and inspections. Each contractor's quality is also rigorously assessed through incoming testing and inspection of packaged products received from each contractor. In addition, we monitor the reliability of our products through in-house repair, reliability audit testing and field data analysis.

        We currently purchase a substantial portion of the raw materials and components used in our products through contract manufacturers. We forecast our product requirements to maintain sufficient product inventory to ensure that we can meet the required delivery times demanded by our customers. Our future success will depend in significant part on our ability to obtain manufactured products on time, at low costs and in sufficient quantities to meet demand.

Competition

        The market for video and broadband data systems is intensely competitive, and we expect that this market will continue to become more competitive in the future. Our immediate competitors for digital TV markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing and marketing new products than we can. In targeting, larger telco customers, we compete with larger public companies, including Harmonic, Motorola and Tandberg Television. These competitors have achieved success in providing headend components for cable multiple system operators and satellite TV providers. Although their products have been designed specifically to meet the needs of cable networks, we expect these competitors to market some of their products for use in TV over DSL applications. We attribute our success in this market to the quality, cost-effectiveness and unique capabilities of our video content processing systems.

        Our competition in the video trunking market primarily comes from small private companies and public companies such as Optibase and Tandberg that together offer a wide array of products with special features and functions. A few of these companies also compete with us in the content processing digital TV headend market. Our competitive success in this market has depended upon our having the right form factor and set of features required for a specific application, our long established channels of distribution and our ability to quickly modify an existing product to support the required features.

        Our private broadband network business tends to compete against public, private and foreign network equipment companies. To maintain our competitive position in the private broadband market, we have focused our product development efforts on cost reduction and feature enhancement. Our expertise in particular vertical markets such as the hospitality industry, and our relationships with system integrators in those markets allow us to compete more effectively against larger competitors.

        All of our competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures that we face will not harm our business.

Backlog

        Orders for certain of our video content processing and video trunking system products are cancelable by the customers at any time until delivery of the product to and acceptance of the product by the customer. Therefore, while we currently have backlog of our products, we do not believe that product backlog provides a meaningful indicator of future sales trends and is not material to an understanding of our overall business.

Employees

        As of December 31, 2003, we employed 102 people, including 16 in manufacturing operations and customer support, 33 in sales and marketing, 36 in research and development and 17 in general and administrative.

        During each of the past three years we have reduced our work force as a result of a significant slowing in industry spending and the resulting adverse impact on our results of operations. None of our employees are represented by a labor union. We consider our relations with our employees to be good and we have experienced no work stoppages to date. Competition for skilled personnel in our industry remains strong and our future depends, in part on our ability to attract and retain a skilled workforce and key personnel. We cannot assure you that we will be successful in retaining key personnel or that we will be able to attract and retain skilled workers in the future.

Geographic Information

        A summary of domestic and international financial data is set forth in Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and foreign operations is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock," in Item 7, which is incorporated herein by reference.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, are available on our website at www.tutsystems.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2.    PROPERTIES

        As a result of our November 2002 acquisition of VTC, our executive and principal administrative and engineering facility totaling approximately 22,450 square feet is located in Lake Oswego, Oregon. We also have a facility, totaling approximately 17,000 square feet, located in Pleasanton, California. The lease for the Lake Oswego facility expires in July 2005, and the lease for the Pleasanton facility expires in September 2004. In addition, we have a product staging and warehouse facility totaling approximately 7,500 square feet in Cary, Illinois. The lease for this facility expires in July 2004. We have one minor facility in the United Kingdom that is leased month-to-month. Selling, marketing, operational and research and development activities are conducted at all of our facilities. We believe that our facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

        Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. On September 24, 2003, defendants reached a settlement of the suit. We have agreed to pay $10 million to settle the suit. This amount was paid by our insurance company in January 2004. The settlement includes a release of all defendants. Because the settlement is subject to court approval, there is no guarantee the settlement will become final.

        On March 19, 2003, Chesky Lefkowitz, one of our stockholders, filed a derivative complaint entitled Lefkowitz v. D'Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of our current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the suit. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees. On May 21, 2003, we and the individual defendants filed separate demurrers to the complaint. We and the individual defendants thereafter reached a settlement of the derivative action. The settlement involves our adoption of certain corporate governance measures and payment of attorneys' fees and expenses to the derivative plaintiff's counsel, which will be paid by our insurance company. The settlement includes a release of us and the individual defendants. The settlement was approved by the court on January 12, 2004.

        On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company's January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the 1933 Act. The complaints also name as defendants the underwriters for our initial public offering and secondary offering. The complaints against the individual defendants-namely, Nelson Caldwell, Salvatore D'Auria and Matthew Taylor-have been dismissed without prejudice by an October 9, 2002, Order of the Court, which approved and ordered the dismissals pursuant to the parties' October 1, 2002, Stipulation of Dismissal. On February 19, 2003, the court issued an Opinion and Order denying our motion to dismiss. The Company's Board recently approved a tentative settlement proposal from the plaintiffs. The settlement is subject to a number of conditions, including court approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. The Company believes its insurance coverage is adequate to offset the proposed settlement. Nevertheless, an unfavorable resolution of this litigation could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market under the symbol "TUTS" since our initial public offering in January 1999. The following table sets forth, for the periods indicated, the low and high closing sales prices per share of the common stock by quarter for 2002 and 2003, as reported on The Nasdaq National Market.

	High	Low
2002
First Quarter	$2.44	$1.27
Second Quarter	1.90	1.43
Third Quarter	1.49	0.67
Fourth Quarter	1.75	0.49
2003
First Quarter	1.60	1.23
Second Quarter	4.65	1.45
Third Quarter	5.96	2.94
Fourth Quarter	$6.66	$4.47

        On January 26, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $7.00 per share. As of January 26, 2004, there were 20,276,454 shares of our common stock outstanding and approximately 294 holders of record of our common stock.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents our selected consolidated financial data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, the fiscal years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements. The selected consolidated financial data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes included elsewhere in this prospectus.

	Fiscal Year Ended December 31,
	1999	2000	2001	2002(5)	2003(5)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$27,807	$71,991	$13,748	$9,371	$32,192
Cost of goods sold	15,459	69,983 (3)	40,489 (2)	13,909 (1)	15,646

Gross profit (loss)	12,348	2,008	(26,741)	(4,538)	16,546

Operating expenses
Sales and marketing	10,523	19,945	12,413	8,695	7,479
Research and development	7,618	17,149	15,044	12,337	7,909
General and administrative	4,884	34,487 (4)	10,148	5,060	4,476
Restructuring costs	—	—	2,311	9,147	292
In-process research and development	2,600	800	1,160	562	—
Impairment of intangible assets	—	—	32,551	—	128
Amortization of intangible assets	52	7,623	8,085	1,304	1,809

Total operating expenses	25,677	80,004	81,712	37,105	22,093

Loss from operations	(13,329)	(77,996)	(108,453)	(41,643)	(5,547)
Impairment of certain equity investments	—	(3,100)	—	(592)	—
Interest and other income, net	1,595	6,998	4,127	610	30

Net loss	(11,734)	(74,098)	(104,326)	(41,625)	(5,517)
Dividend accretion on preferred stock	(235)	—	—	—	—

Net loss attributable to common stockholders	$(11,969)	$(74,098)	$(104,326)	$(41,625)	$(5,517)

Net loss per common share attributable to common stockholders, basic and diluted	$(1.12)	$(4.98)	$(6.39)	$(2.45)	$(0.28)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,729	14,866	16,326	16,957	19,996

	December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,236	$102,614	$49,367	$25,571	$14,370
Working capital	44,416	110,920	51,484	24,396	21,815
Total assets	65,356	205,588	78,992	39,729	32,046
Long-term debt	—	—	—	3,262	3,523
Total stockholders' equity	51,522	166,173	66,096	28,231	23,655

(1)
Includes reserves for excess and obsolete inventory of $7,125.

(2)
Includes reserves for excess and obsolete inventory of $34,237.

(3)
Includes provision for loss on purchase commitments and abandoned products of $27,223.

(4)
Includes provision for doubtful accounts of $22,546.

(5)
Includes effect of acquisition of VideoTele.com on November 7, 2002.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should," "will" or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements reflect current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions. As a result, actual results may differ materially from the forward-looking statements contained herein. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

Our Business

        We design, develop and sell video content processing systems that optimize the provisioning of broadcast digital TV services across telephone company networks. We also design, develop and sell digital video trunking systems for applications across TV broadcast, government and education facilities and private broadband network systems that enable the delivery of broadband data services over existing copper networks within hotels and private campus facilities.

Our History

        Prior to November 2002, most of our sales were derived from our private broadband network systems. In 2000 and 2001 we acquired three companies (FreeGate Corporation, Xstreamis Limited and ActiveTelco, Inc.) and the assets from two other companies (OneWorld Systems, Inc. and ViaGate Technologies, Inc.) in order to expand our sales of private broadband network systems. However, the significant downturn in the world economy in general, and the telecommunications market in particular, beginning in late 2000 had a severe and sustained adverse effect on our business, financial condition and results of operations. Our sales of private broadband network systems decreased substantially beginning in 2001, which required us to take a number of restructuring efforts and incur significant impairment and other charges in order to realign our cost structure in light of the economic environment. For the period 2001 through 2002, we incurred an aggregate of $32.6 million in intangible asset impairment charges and $11.5 million in restructuring charges. In 2003, sales from our private broadband network systems stabilized, as we began to experience an improvement in sales of private broadband network systems to the hospitality industry.

        With our November 2002 acquisition of Tektronix's subsidiary VTC, we extended our product offerings to include video content processing and video trunking systems. The acquisition of VTC resulted in significant changes in our business, including: (1) changes in our organizational structure and employee staffing; (2) relocation of our administrative offices and a significant portion of our operations from Pleasanton, California to Lake Oswego, Oregon, the prior headquarters of VTC; (3) an expansion of our sales and marketing efforts to include VTC products; and (4) a reprioritization of our research and development efforts to focus on products that we acquired in our acquisition of VTC. With our acquisition of VTC, sales of video content processing systems and digital video trunking systems now represent a majority of our total revenues and will provide most of our growth opportunities in the foreseeable future.

        We earn revenue primarily by selling video content processing systems both directly and through resellers to telecommunications service providers. We also earn revenue by selling video trunking systems to TV broadcasters, government agencies and educational institutions, and by selling private broadband network systems directly and through distributors to the hospitality industry and to owners of private multi-tenant campus facilities.

        Prior to our acquisition of VTC, international sales represented 56.3% and 43.0% of our total sales in 2001 and 2002, respectively. Since our acquisition of VTC, international sales have represented a smaller percentage of our overall business relative to prior years, though international sales are still a material portion of our total sales. In 2003, international sales represented 18.4% of our total sales.

        The market for our products is intensely competitive, and we expect that this market will continue to become more competitive in the future. As we begin to target larger telco customers, we expect to compete with larger public companies, including Harmonic, Motorola and Tandberg Television. Our immediate competitors in the digital TV headend markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing and marketing new products than we can. In addition, these companies may become targets for acquisition by larger companies, in which case we would face competitors that would have substantially greater name recognition and technical, financial and marketing resources than we do.

Definitions for Discussion of Results of Operations

        Our discussion of our results of operations focuses on the following items from our income statement:

        Total revenues consists of product sales, and license and royalty fees. Product revenue consists of sales of our digital TV headend, video trunking and private broadband network systems. License and royalty fees consist of non-refundable license fees and royalties received by us for products sold by our licensees. Since our acquisition of VTC, a large part of our quarterly revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue for each quarter. If we were to sell even one less system than our forecasted number of headend sales per quarter, our quarterly revenue would be materially impacted. As we did not enter into any new license or royalty agreements during 2001, 2002 or 2003, we expect that our license and royalty revenue will decrease in the foreseeable future.

        Cost of goods sold (COGS) consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales.

        Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services.

        Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products.

        General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses.

        Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years' acquisitions.

Results of Operations

Years Ended December 31, 2001, 2002 and 2003.

        Our acquisition of VTC has had a significant impact on every aspect of our financial statements since November 2002. This impact is reflected in the following discussion of our operating results for fiscal year 2003 relative to 2002 and years prior to 2002. This should be considered when evaluating our period-to-period comparisons of 2003 relative to years prior to 2003.

        The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	294.5	148.4	48.6

Gross profit (loss)	(194.5)	(48.4)	51.4

Operating expenses:
Sales and marketing	90.3	92.8	23.2
Research and development	109.4	131.7	24.6
General and administrative	73.8	54.0	13.9
Restructuring costs	16.8	97.6	0.9
In-process research and development	8.4	6.0	—
Impairment of intangible assets	236.8	—	0.4
Amortization of intangible assets	58.8	13.9	5.6

Total operating expenses	594.4	396.0	68.6

Loss from operations	(788.9)	(444.4)	(17.2)
Impairment of certain equity investments	—	(6.3)	—
Interest and other income, net	30.1	6.5	0.1

Net loss	(758.8)%	(444.2)%	(17.1)%

        Total Revenues.    For the year ended December 31, 2003, our total revenues increased by 243.5% to $32.2 million from $9.4 million for the year ended December 31, 2002. During this same period, our product revenue increased by 266.7% to $31.5 million from $8.6 million for the year ended December 31, 2002. This $22.9 million increase in product revenue was due to the sale of our digital TV headend and video trunking systems. Product revenue from the sale of our private broadband network systems did not contribute to the increase between 2002 and 2003. For the year ended December 31, 2003, our license and royalty revenue decreased by 9.0% to $0.7 million from $0.8 million for the year ended December 31, 2002.

        For the year ended December 31, 2002, our product revenue decreased by 33.3% to $8.6 million from $12.9 million for the year ended December 31, 2001. This year-over-year decrease of $4.3 million in product revenue was primarily due to decreased sales of our private broadband network of Expresso products. For the year ended December 31, 2002, our license and royalty revenue decreased by 10.5% to $0.8 million from $0.9 million for the year ended December 31, 2001.

        Cost of Goods Sold.    For the year ended December 31, 2003, our cost of goods sold increased by 12.5% to $15.6 million from $13.9 million for the year ended December 31, 2002. Cost of goods sold increased by $1.7 million between 2002 and 2003, primarily due to costs associated with increased product sales, particularly from sales related to VTC products and due to the effects of changes in our reserves for excess and obsolete inventories. In 2003, we reduced our reserves for excess and obsolete inventories by $1.5 million because we were able to sell certain products for which we had originally set aside reserves in prior years. These reserves were primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future based on the continued decline in the telecommunications market and current economic conditions. These changes in reserves are reflected in cost of goods sold. Our gross profit improved in 2003 compared to 2002 as a result of the aforementioned factors, including increased sales.

        For the year ended December 31, 2002, our cost of goods sold decreased by 65.6% to $13.9 million from $40.5 million for the year ended December 31, 2001. This $26.6 million decrease in cost of goods sold between 2002 and 2001 was primarily due to a smaller provision for excess and obsolete inventory in 2002 of $7.1 million compared with a provision of $34.2 million in 2001, decreased sales of our Expresso products and lower fixed manufacturing costs due to cost reductions resulting from our restructuring efforts. The large provision for reserves in 2001 was a result of industry-wide developments during 2000 and 2001 that included the write down of significant amounts of inventory by our competitors, the proliferation of lower-priced competitive products resold as a result of competitors' bankruptcies and write-offs, a protracted slowdown in the broader telecommunications market and the indefinite postponement of capital expenditures by our customers.

        Sales and Marketing.    For the year ended December 31, 2003, our sales and marketing expenses decreased by 14.0% to $7.5 million from $8.7 million for the year ended December 31, 2002. The decrease of $1.2 million in sales and marketing expense in 2003 when compared with 2002 was primarily due to our restructuring efforts, which resulted in a year-over-year decrease of $0.4 million of personnel related costs, a $0.3 million decrease in depreciation expense and a $0.5 million decrease in facilities and infrastructure expenses.

        For the year ended December 31, 2002, sales and marketing expense decreased by 30.0% to $8.7 million from $12.4 million for the year ended December 31, 2001. The decrease of $3.7 million in sales and marketing expense in 2002 compared with 2001 was due primarily to our restructuring and other cost saving efforts. These restructuring efforts resulted in a year-over-year decrease of $2.0 million in personnel-related costs, a $0.5 million decrease in travel expenses and a $0.4 million decrease in outside services expenses. Also contributing to the year-over-year decrease was a $0.4 million reduction in commission expenses resulting from lower revenue in 2002 when compared with 2001.

        Research and Development.    For the year ended December 31, 2003, our research and development expense decreased by 35.9% to $7.9 million from $12.3 million for the year ended December 31, 2002. The $4.4 million decrease in our research and development expense for 2003 when compared with 2002 was primarily due to workforce reductions related to our restructuring and other cost saving efforts. These efforts resulted in a year-over-year decrease of $1.8 million in personnel related costs, $1.2 million in project materials costs and $1.3 million in facilities and infrastructure expenses.

        For the year ended December 31, 2002, our research and development expense decreased by 18.0% to $12.3 million from $15.0 million for the year ended December 31, 2001. The decrease of $2.7 million in our research and development expense in 2002 when compared with 2001 was primarily due to workforce reductions related to our restructuring efforts, which resulted in a year-over-year decrease of $2.1 million in our personnel related costs, a $0.8 million decrease in consulting expenses, $0.3 million reduction in facilities expenses and a $0.1 million decrease in travel-related expenses. The decrease in 2002 relative to 2001 was also due to the $0.5 million year-over-year decrease in non-cash compensation expense, which consisted of amortization of deferred compensation and notes receivable forgiveness in 2002. These decreases in 2002 research and development expense relative to 2001 were partially offset by a $0.8 million increase in project materials expenses in 2002 relative to 2001.

        General and Administrative.    For the year ended December 31, 2003, our general and administrative expense decreased by 11.5% to $4.5 million from $5.1 million for the year ended December 31, 2002. The $0.6 million decrease in our general and administrative expense for 2003 when compared with 2002 was primarily due to workforce reductions related to our restructuring and other cost saving efforts, resulting in the following year-over-year decreases of $0.4 million in personnel expenses, $0.7 million in professional services expenses, $0.6 million in insurance expense and $0.6 million in depreciation expense. Partially offsetting these year-over-year expense reductions was the benefit of a $2.3 million bad debt recovery in 2002 that was not repeated in 2003.

        For the year ended December 31, 2002, our general and administrative expense decreased by 50.1% to $5.1 million from $10.1 million for the year ended December 31, 2001. The $5.0 million decrease in our general and administrative expense for 2002 when compared with 2001 was primarily due to workforce reductions related to our restructuring efforts, which resulted in a year-over-year decrease of $1.3 million in personnel-related costs. The decrease in year-over-year expenses was also due to $1.3 million in professional expenses, $0.9 million in bad debt expense, $0.5 million in bad debt recovery and $0.5 million in depreciation expense.

        Restructuring Costs.    We incurred restructuring costs of $0.3 million for the year ended December 31, 2003, $9.1 million for the year ended December 31, 2002 and $2.3 million for the year ended December 31, 2001.

        In August 2003, we implemented a restructuring program that included a workforce reduction and relocation. This restructuring program resulted in restructuring costs of $0.3 million in the third quarter of 2003. The restructuring costs consisted of $0.2 million in workforce reduction charges related primarily to severance and fringe benefits and $0.1 million in relocation expenses. As a result of this 2003 restructuring, we reduced our workforce by approximately 11.0%.

        In August 2002, we implemented a restructuring program that included a workforce reduction, closure of our New Jersey research and development facility, and disposal of certain of our fixed assets. As a result of this restructuring program, we recorded restructuring costs of $0.9 million in the third quarter of 2002. These restructuring costs consisted of $0.5 million in workforce reduction charges relating primarily to severance and fringe benefits and $0.4 million relating to closure of the New Jersey facility. In November 2002, we undertook further restructuring efforts that included an additional workforce reduction, the termination of our Pleasanton, California facility lease and disposal of certain fixed assets. As a result of these November 2002 efforts, we recorded restructuring costs of $8.3 million, comprising severance and employee outplacement expenses of approximately $0.6 million, $2.4 million to terminate our Pleasanton, California lease early, $2.3 million for abandonment of leasehold improvements, $2.4 million for abandonment of fixed assets and $0.5 million to terminate various equipment leases. In aggregate, we reduced our workforce by approximately 53.0% in fiscal 2002.

        In April 2001, we implemented a restructuring program that included a 28.0% reduction in our workforce, closure of excess facilities, and the disposition of certain fixed assets. As a result of this restructuring program, we recorded restructuring costs of $2.1 million in the second quarter of 2001. These restructuring costs were comprised of $1.2 million in workforce reduction charges relating primarily to severance and related benefits, $0.8 million relating to closure of excess facilities and $0.1 million in other fixed assets retired as a result of the workforce reductions. In October 2001, we further reduced our workforce by an additional 11.0%, which resulted in restructuring costs of $0.2 million during the fourth quarter of 2001, for severance and related benefits payments.

        In-Process Research and Development.    During the year ended December 31, 2003 we did not incur any expenses related to in-process research and development. Amounts expensed as in-process research and development were $0.6 million in 2002 and $1.2 million in 2001.

        For the year ended December 31, 2002, our in-process research and development expense of $0.6 million was solely related to in-process research and development purchased from VTC in November 2002. We expensed the purchased in-process technology upon acquisition because technological feasibility of the technology had not been established and there were no future alternative uses for the technology. We estimated the in-process technology percentage of completion to be 20%, 40% and 50% for the Astria, M2 and software product lines, respectively. We determined the value of this in-process technology by estimating the cost to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from VTC to technological feasibility were completed in 2003.

        For the year ended December 31, 2001, the in-process research and development expense of $1.2 million was solely related to in-process research and development purchased from ActiveTelco during the first quarter of 2001. We expensed the purchased in-process technology upon acquisition because technological feasibility of the technology had not been established and there were no future alternative uses for the technology. We estimated the in-process technology percentage of completion to be 75%. We determined the value of this in-process technology by estimating the cost to develop the purchased in-process technology into a commercially viable product, estimating the net cash flows from the sale of the product after the completion of the in-process technology and discounting the net cash flows back to their present value using a risk-weighted discount rate of 30%. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility did not have a material impact on our results of operations or cash flows.

        Impairment of Intangible Assets.    During the second quarter of 2003, we determined that certain of the technology acquired as part of the purchase of the ViaGate assets had become impaired. As a result, we recorded an impairment charge of $0.1 million to write off the book value of the intangible assets associated with this technology. There was no such impairment for the year ended December 31, 2002.

        During the year ended December 31, 2001, we recorded $32.6 million in impairment of intangible assets. Of this $32.6 million, we recorded a $2.7 million impairment charge in the first quarter of 2001 to write off the completed technology and patents of FreeGate. This resulted from our decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate into the design of future products. In addition, we recorded a $29.9 million impairment charge in the third quarter of 2001 to write off all of the remaining goodwill and assembled workforce and reduce the book value of our completed technology and patents. We determined the amount of the charge based on estimated discounted future cash flows using a discount rate of 20%. We used our best estimates to make assumptions about future cash flows (including the discount rate) and considered a number of underlying factors that contributed to the decline in expected future cash flows, including a continued slowdown in the telecommunications market, and the indefinite postponement of capital expenditures, particularly within the hospitality industry.

        Amortization of Intangible Assets.    Amortization of intangible assets is comprised of intangibles related to the acquisitions of Vintel in 1999, FreeGate, OneWorld assets and Xstreamis in 2000, ActiveTelco and ViaGate assets in 2001, and VTC in 2002. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the year ended December 31, 2003, amortization of intangible assets increased by 38.7% to $1.8 million from $1.3 million for the year ended December 31, 2002. The $0.5 million increase in 2003 when compared with 2002 was primarily the result of a full year of the additional amortization associated with the intangible assets arising from our VTC acquisition in November 2002.

        For the year ended December 31, 2002, amortization of intangible assets decreased by 83.9% to $1.3 million from $8.1 million for the year ended December 31, 2001. The decrease of $6.8 million in 2002 when compared with 2001 was a result of our recording of an impairment of intangible assets totaling $32.6 million in 2001 that relates to our acquisitions in 1999 and 2000. As of December 31, 2003, intangible assets totaling $3.5 million that relate to our acquisitions in 2000 and 2002, remain to be amortized.

        Impairment of Certain Equity Investments.    Impairment of certain equity investments consisted of expenses related to the write-off of $0.6 million invested in one privately held company during the year-ended December 31, 2002. The value of this investment was impaired due to uncertainty associated with the on-going viability of this business in the current network infrastructure industry. There was no such impairment of our equity investments for the year ended December 31, 2003.

        Interest and Other Income, Net.    Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the year ended December 31, 2003, our interest and other income, net decreased to $0.0 million from $0.6 million for the year ended December 31, 2002. The decrease in 2003 of $0.6 million compared with 2002 was primarily the result of lower interest rates on lower average cash balances and increased interest expense associated with the $3.2 million note issued in connection with our purchase of VTC in November 2002.

        For the year ended December 31, 2002, our interest and other income, net decreased by 85.2% to $0.6 million from $4.1 million for the year ended December 31, 2001. The decrease of $3.5 million in 2002 compared with 2001 was primarily the result of lower interest rates on lower average cash balances.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $14.4 million at December 31, 2003, compared with cash and cash equivalents of $25.6 million at December 31, 2002, reflecting a net reduction in cash and cash equivalents of $11.2 million.

        Cash used in operating activities was $10.9 million for the year ended December 31, 2003, compared with $24.3 million for the year ended December 31, 2002. The reduced cash used in operating activities was primarily due to a significantly lower net loss in 2003 compared with 2002, that was partially offset by lower non-cash charges for depreciation, no charge for abandonment of fixed assets, and a smaller provision for excess and obsolete inventory and abandoned products in 2003, compared with the same period in 2002. Partially offsetting the reduced net loss was an increase in accounts receivable, due to the recognition of more revenue earned in the last month of the fourth quarter of 2003 compared with the same period in 2002.

        Additions to property and equipment were $1.2 million in 2003, compared with $0.4 million in 2002, primarily reflecting an increased investment in research and development assets. In 2004 we expect capital expenditures to be comparable to 2003.

        The net decrease in cash and cash equivalents of $20.8 million during the year ended December 31, 2002, resulted primarily from our use of $24.3 million for operating activities and the purchase of property and equipment of $0.4 million. The net decrease in cash and cash equivalents from these uses was offset by $3.1 million in proceeds from the maturities in short-term investments, the issuance of common stock related to the exercise of stock options and purchases made pursuant to the employee stock purchase plan of $0.1 million and $0.8 million related to the acquisition of VTC.

        We have entered into certain contractual obligations including inventory purchase commitments of $1.0 million at December 31, 2003, that will result in future cash outflows.

        Our future minimum lease payments under operating leases at December 31, 2003 are as follows:

Year	(in millions)
2004	$0.9
2005	0.3
Thereafter	—

$1.2

        As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. Principal and accrued interest on the note payable is $3.5 million at December 31, 2003.

        We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2003, we incurred a net loss of $5.5 million, negative cash flows from operating activities of $10.9 million, and have an accumulated deficit of $282.1 million.

        We believe that the cash and cash equivalents as of December 31, 2003 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months. In future periods, we generally anticipate that our working capital will begin to increase as a result of several factors including our expectation that our revenue will continue to increase on a period-to-period basis, we have completed payments for past inventory purchase commitments and that our prior restructurings and expense reduction efforts will result in operational expenditures that are more in line with our expected revenue. We expect the amount of cash used to fund our operations to decrease in 2004. However, in the event that general economic conditions worsen, we may require additional cash to fund operations. We plan to seek additional equity funding in the first quarter of 2004 to provide additional working capital, fund potential acquisitions and we may redeem the VTC acquisition indebtedness. We cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We have identified the policies below as critical to our business operations and the understanding of our results of operations.

        Revenue recognition.    We generate revenue primarily from the sale of hardware products including third-party products, through professional services and the sale of our software products. We sell products through direct sales channels and through distributors. Generally, product revenue is generated from the sale of video trunking products and certain digital TV headend components, and the sale of private broadband network systems. Turnkey solution revenue is principally generated by the sale of complete end-to-end digital TV headend solutions.

          Product revenue.    We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenue is deferred and recognized ratably over the period of the obligation. We also maintain accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. Our products generally carry a one-year warranty from the date of purchase.

          Turnkey solution revenue.    The Company's turnkey solution offerings are delivered under multi-element arrangements, which include hardware, software, professional services and maintenance. As software is not incidental to the turnkey solutions as a whole, revenue from these arrangements is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition ("SoP 97-2), as amended. Revenue from the turnkey solutions, excluding the maintenance element, is generally recognized using the percentage of completion method. The percentage of completion method reflects the portion of the anticipated contract revenue, excluding maintenance, that has been earned, equal to the ratio of labor effort expended to date to anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the maintenance element of the arrangement is deferred at the point of sale and recognized over the term of the maintenance period. Generally, the terms of the turnkey solution sales provide for billing of 90 percent of the arrangement at the time of delivery with the remaining 10% being billed upon substantial completion of the project and customer acceptance.

          License and royalty revenue.    License and royalty revenue consists of nonrefundable up-front license fees, some of which may offset initial royalty payments, and royalties received by us for products sold by our licensees. Currently, the majority of our license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties received by us for products sold by our licensees. We expect that such license and royalty revenue will not constitute a substantial portion of our revenue in future periods.

          Software license and post contract support revenue.    Software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. The software license fee typically grants a perpetual license to the customer. We generally recognize revenue from the sale of the software license when all criteria for revenue recognition have been met similar to our hardware product sales. The revenue for maintenance and support fees is recognized ratably over the term of the separate support contract.

        Should changes in conditions cause us to determine that the criteria for revenue recognition are not met for certain future transactions, revenue recognition for any reporting period could be adversely affected.

        Inventories.    Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We record provisions to write down our inventory and related purchase commitments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about the future demand and market conditions. If actual future demand or market conditions are less favorable than we estimate, additional inventory provisions may be required.

        Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. These estimated allowances are periodically reviewed, analyzing the customers' payment history and information regarding the customers' creditworthiness known to us. If the financial condition of any of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance would be required.

        Accounting for long-lived assets.    We are required to periodically assess the impairment of long-lived assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

        Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period, and our market capitalization relative to net book value.

        When our management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

        During 2001, we determined that certain intangible long-lived assets were impaired and recorded a loss of $32.5 million under SFAS No. 121. No such impairment was recorded in 2002. During 2003, we determined that certain intangible long-lived assets were impaired and recorded a loss of $0.1 million under SFAS No. 144. Future events could cause us to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Legal contingencies.    We are currently involved in certain legal proceedings as discussed in our consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome to these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations, financial condition or cashflows.

Contractual Obligations

        The following table sets forth the Company's contractual obligations as of December 31, 2003:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$3,523	$—	$—	$3,523	$—
Operating Lease Obligations	1,221	955	266	—	—
Purchase Obligations	1,009	1,009	—	—	—
Other Long-Term Liabilities	44	—	44	—	—

Total	$5,797	$1,964	$310	$3,523	$—

        We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted the provisions of SFAS No. 142 on January 1, 2002.

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

        In November 2002, EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 have been implemented in the Company's financial statements. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements," and subsequently revised in December 2003 with the issuance of FIN46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004. We do not believe that the adoption of this Interpretation will have a material impact on our results of operations, financial position or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (FSP 150-3), "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred certain aspects of FAS 150. The adoption of FAS 150 and FAS 150-3 did not have a material impact on our results of operations, financial position or cash flows.

        On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock

We have a history of significant losses, and we may never achieve profitability.

        We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of December 31, 2003, we had an accumulated deficit of $282.1 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, if we do so, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenditures. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve profitability within the time frame expected by securities analysts or investors, then the market price of our common stock will likely decline.

Each sale of our headend systems represents a significant portion of our revenue for any given quarter. Our failure to meet our quarterly forecast of sales of headend systems in any given quarter could have a material adverse impact on our financial results for a given quarter.

        Since we acquired VTC in November 2002, a large part of our quarterly revenue is associated with the sale of headend systems. Each sale represents a significant portion of our revenue for each quarter. We base our operating forecast on our historical sales. Because of the high cost per unit of our headend systems, if we were to sell even one less system than our forecasted number of headend sales per quarter, such a decrease in sales would have a material and adverse impact on our revenue for that quarter, and we may fail to meet investor expectations.

We operate in an intensely competitive marketplace, and many of our competitors have better resources than we do.

        In the market for our video and broadband data systems, we have experienced competition worldwide from competitors such as Harmonic Inc., Tandberg Television ASA and a number of other public and private companies. Our immediate competitors in the digital TV headend markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing and marketing new products than we can. We expect that this market will continue to become more competitive in the future. As we begin to target larger telco customers for our video content processing systems, we expect more competition from large public companies like Harmonic, Tandberg Television, and Motorola, Inc. These competitors have achieved success in providing headend components for cable multiple system operators and satellite TV providers. Although their products have been designed specifically to meet the needs of cable networks, we expect these competitors to market some of their products for use in TV over DSL applications. For example, in the past, Harmonic provided video content processing systems to SaskTel, a large Canadian telephone service provider. Harmonic also recently announced that it will provide video content processing systems to Video Networks Limited, a video-over-DSL provider in the United Kingdom. Many of these competitors have substantially greater financial, technical, marketing, manufacturing and other resources than we do.

        Our competition in the video trunking market primarily comes from small private companies and public companies such as Optibase Inc. and Tandberg Television that together offer a wide array of products with special features and functions. A few of these companies also compete with us in the content processing digital TV headend market. Our competitive success in this market has depended upon our having the right form factor and set of features required for a specific application, our long established channels of distribution and our ability to quickly modify an existing product to support the required features. There can be no assurance that we will continue to have success in this market; that we will be able to develop and offer the required features for many applications in a reasonable timeframe; nor that we will be able to offer products at a competitive price for this market.

        Our private broadband network business tends to compete against public, private and foreign network equipment companies. To maintain our competitive position in the private broadband market, we have focused our product development efforts on cost reduction and feature enhancement. Our expertise in particular vertical markets such as the hospitality industry, and our relationships with system integrators in those markets allow us to compete more effectively against larger competitors.

        In addition, we cannot assure you that new competitors will not enter our markets and develop enhancements to, or future generations of, competitive products that will offer superior price or performance features relative to our products. Accordingly, competition for our customers is intense, and our competitors are offering substantial pricing concessions and incentives to attract potential and existing customers. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures that we face will not harm our business.

Commercial acceptance of any technological solution that competes with technology based on communication over copper telephone wire could materially and adversely impact our business, financial condition and results of operations.

        The markets for video content processing, video trunking and high-speed data access systems and services are characterized by several competing communication technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities. Many of our products are based on communication over copper telephone wire. Because there are physical limits to the speed and distance over which data can be transmitted over copper wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. Our customer base is concentrated on telephone service providers that have a large investment in copper wire technology. If these customers lose market share to their competitors who use competing technologies that are not as constrained by physical limitations as copper telephone wire, and that are able to provide faster access, greater reliability, increased cost-effectiveness or other advantages, demand for our products will decrease. Moreover, to the extent that our customers choose to install fiber optic cable or other transmission media as part of their infrastructure, or to the extent that homes and businesses install other transmission media within buildings, demand for our products may decline. The occurrence of any one or more of these events could harm our business, financial condition and results of operations.

If the projected growth in demand for video services from telephone service providers does not materialize or if our customers find alternative methods of delivering video services, future sales of our video content processing systems will suffer.

        We manufacture video content processing systems that enable telephone service providers to offer video service to their customers. Our customers, the telephone service providers, face competition from cable companies, satellite service providers and wireless companies. For some users, these competing solutions provide fast access, high reliability and cost-effective solutions for delivering data, including video services. Telephone service providers hope to maintain their market share in their core business of voice telephony as well as increase their revenue per customer by offering their customers more services, including video service and high-speed data services. However, if the telephone service providers find alternative ways of maintaining and growing their market share in their core business that do not require that they offer video services, demand for our products will decrease substantially. Moreover, if technological advancements are developed that allow our customers to provide video services without upgrading their current system infrastructure, or that offer our customers a more cost-effective method of delivering video services, sales of our video content processing systems will suffer. Alternatively, even if the telephone service providers choose our video content processing systems, the service providers may not be successful in marketing video services to their customers, in which case our sales would decrease substantially.

Our operating results fluctuate significantly from quarter to quarter, and this may cause the price of our stock to decline.

        Over the last 12 quarters, our sales per quarter have fluctuated between $9.2 million and $2.0 million. Over the same periods, our loss from operations as a percentage of revenue has fluctuated between approximately 5.2% and 1,274% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

  •
  the timing of customers' purchase decisions, acceptance of our new products and                possible cancellations;

  •
  competitive pressures, including pricing pressures from our partners and competitors;

  •
  delays or problems in the introduction of our new products;

  •
  announcements of new products, services or technological innovations by us or our competitors; and

  •
  management of inventory levels.

The sales cycle for video content processing systems is long and unpredictable, which requires us to incur high sales and marketing expenses with no assurance that a sale will result.

        The sales cycle for our headend systems can be as long as 12-18 months. Additionally, with respect to the sale of our products to U.S. and foreign government organizations, we may experience long sales cycles as a result of government procurement processes. As a result, while we continue to incur costs associated with a particular sale prior to payment from the customer, we may not recognize revenue from efforts to sell particular products for extended periods of time.

        As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common shares.

If we fail to accurately forecast demand for our products, our business, results of operations and financial condition could be harmed.

        We rely on contract manufacturers and third party equipment manufacturers, or OEMs, to manufacture, assemble, test and package our products. We also depend upon third-party suppliers for the materials and parts that constitute our products. Our reliance on contract manufacturers, OEMs and third-party suppliers requires us to accurately forecast the demand for our products and coordinate our efforts with those of our contract manufacturers, OEMs and suppliers. We often make significant up-front financial commitments with our contract manufacturers, OEMs and suppliers in order to procure the raw materials and begin manufacturing and assembly of the products. If we fail to accurately forecast demand or coordinate our efforts with our suppliers, OEMs and contract manufacturers, we may face supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products, which could lead to the loss of existing or potential customers and could harm our business, operating results or financial condition. Further, we outsource the manufacturing of our products based on forecasts of sales. If orders for our products exceed our forecasts, we may have difficulty meeting customers' orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if our forecasts exceed the orders we actually receive and we are unable to cancel future purchase and manufacturing commitments in a timely manner, our inventory levels would increase. This could expose us to losses related to slow moving and obsolete inventory, which would have a material adverse effect on our business, operating results and financial condition.

If we fail to develop and introduce new products in response to the rapid technological changes in the markets in which we compete, we will not remain competitive.

        The markets for video content processing, video trunking and high-speed data access systems are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end-user requirements and evolving industry standards. To remain competitive, we must continually improve the performance, features and reliability of our products. For example, advancements in compression technology are leading the video content processing industry to begin the transition to next generation compression standards such as MPEG-4 and Windows Media 9. These advances will allow for further reductions in the bandwidth required to deliver standard definition video channels and introduce the possibility of delivering high-definition television over bandwidth constrained ADSL lines for the first time. To address these advances in technology, we have been developing software to enhance our Astria Content Processor to encode and transcode MPEG-4 and Windows Media 9 content. Further advances in technology, such as MPEG-4 and Windows Media 9, or the emergence of new industry standards would require that we further redesign our products to incorporate and remain compatible with emerging technologies and industry standards.

        We cannot assure you that we will be able to respond quickly and effectively to technological change. We may have only limited time to penetrate certain markets, and we cannot assure you that we will be successful in achieving widespread acceptance of our products before competitors offer products and services similar or superior to our products. If we fail to introduce new products that address technological changes or if we experience delays in our product introductions, our ability to compete would be adversely affected and our operating results would suffer.

We depend on international sales for a significant portion of our revenue, which subjects our business to a number of risks. If we are unable to generate significant international sales, our business, financial condition and results of operations could be materially and adversely affected.

        Sales to customers outside of the United States accounted for approximately 56.3%, 43.0% and 18.4% of revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our business.

        We expect sales to customers outside of the United States to represent a significant and growing portion of our revenue. However, we cannot assure you that foreign markets for our products will develop at the rate or to the extent that we anticipate. If we fail to generate significant international sales, our business, financial condition and results of operations could be materially and adversely affected.

Fluctuations in interest and currency exchange rates may decrease demand for our products.

        Substantially all of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers, thereby reducing demand for our products. We anticipate that we will generally continue to invoice foreign sales in U.S. dollars. We do not currently engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and, as a result, our exposure to foreign currency transaction losses may increase. To reduce this exposure, we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange-related losses.

If our contract manufacturers, third party OEMs and third party suppliers fail to produce quality products or parts in a timely manner, we may not be able to meet our customers' demands.

        We do not manufacture our products. We rely on contract manufacturers and OEMs, to manufacture, assemble, package and test substantially all of our products and to purchase most of the raw materials and components used in our products. Additionally, we depend on third-party suppliers to provide quality parts and materials to our contract manufacturers and OEMs, and we obtain some of the key components and sub-assemblies used in our products from a single supplier or a limited group of suppliers. Neither we nor our contract manufacturers or OEMs have any guaranteed supply arrangements with the suppliers. If our suppliers fail to provide a sufficient supply of key components, we could experience difficulties in obtaining alternative sources at reasonable prices, if at all, or in altering product designs to use alternative components. Moreover, if our contract manufacturers or OEMs fail to deliver quality products in a timely manner, such failure would harm our ability to meet our scheduled product deliveries to customers. Delays and reductions in product shipments could increase our production costs, damage customer relationships and harm our business, financial condition or results of operations. In addition, if our contract manufacturers and OEMs fail to perform adequate quality control and testing of our products, we would experience increased production costs for product repair and replacement, and our business, financial condition and results of operations would be harmed. Moreover, defects in products that are not discovered in the quality assurance process could damage customer relationships and result in product returns or product liability claims, each of which could harm our business, financial condition and results of operations. Additionally, if any of our contract manufacturers, OEMs or suppliers continually fail to meet our expectations, we may need to expend time and resources to develop relationships with alternative partners. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

Design defects in our products could harm our reputation and our business, financial condition and results of operations.

        Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause customers to cancel or delay their orders for our products, reduce revenue or render our product designs obsolete. In that event, we would be required to devote substantial financial and other resources for a significant period of time to develop new product designs. We cannot assure you that we would be successful in addressing any design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our business, financial condition, or results of operations.

Our business depends on the integrity of our intellectual property rights, and if we fail to adequately protect our intellectual property, our business could be adversely affected.

        Although we attempt to protect our intellectual property and proprietary technology through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that:

  •
  any of our pending or future patent or trademark applications will be allowed or that any allowed applications will be issued as patents or trademarks;

  •
  any of our patents, trademarks or copyrights will not be invalidated, deemed unenforceable, circumvented or challenged;

  •
  the rights granted under our patents and other intellectual property rights will provide competitive advantages to us;

  •
  any of our pending or future patent applications will issue with claims of the scope that we sought, if at all;

  •
  other parties will not design around our patents and other intellectual property rights or otherwise develop similar, duplicate or superior products; or

  •
  the intellectual property laws or our agreements will adequately protect our intellectual property rights.

        In addition, effective intellectual property protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

        Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, strategic partners and customers as needed, and generally limit access to and distribution of our trade secret technology and proprietary information. Nevertheless, we cannot assure you that the steps taken by us will prevent misappropriation of our technology.

        The telecommunications and data communications industries are characterized by the existence of extensive patent portfolios and frequent intellectual property litigation. From time to time, we have received claims that we are infringing third parties' intellectual property rights. We cannot assure you that in the future third parties will not claim that we have infringed current or future patents, trademarks, or other proprietary rights relating to our products. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, divert management time and attention and other resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us. In addition, any such litigation could force us to cease selling or using certain products or services, or to redesign such products or services. Further, we may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our intellectual property rights or those of competitors. Such litigation could result in substantial costs and diversion of resources. Any of the foregoing could have an adverse effect upon our business, financial condition and results of operations.

If we fail to provide our customers with adequate and timely customer support, our relationships with our customers could be damaged, which would harm our business, financial condition and results of operations.

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

If we fail to manage our expanding operations, our ability to increase our revenues and improve our results of operations could be harmed.

        We anticipate that, in the future, we may need to expand certain areas of our business to grow our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on selling our products to the larger, more established service providers, in both domestic and international markets. To manage our operations, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third parties. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. If we are unable to manage our operations effectively, our business, financial condition and results of operations could be harmed.

We are currently engaged in two securities class action lawsuits, either of which, if they were to result in an unfavorable resolution, could adversely affect our business, results of operations or financial condition.

        Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS. Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, the plaintiffs filed an amended complaint. Defendants filed a motion to dismiss portions of the amended complaint, and on August 6, 2003 the court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants have reached a settlement. We have agreed to pay $10 million to settle the suit. This amount was paid by our insurance company in January 2004. The settlement includes a release of all claims of the defendants. Because the settlement is subject to court approval, there is no guarantee the settlement will become final.

        On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on

April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and our March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended and under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended, and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaints also name as defendants the underwriters for our initial public offering and secondary offering. The complaints against the individual defendants, namely, Nelson Caldwell, Salvatore D'Auria and Matthew Taylor, have been dismissed without prejudice by an October 9, 2002, Order of the court, which approved and ordered the dismissals pursuant to the parties' October 1, 2002, Stipulation of Dismissal. On February 19, 2003, the court issued an Opinion and Order denying our motion to dismiss. The Company's Board recently approved a tentative settlement proposal from the plaintiffs. The settlement is subject to a number of conditions, including court approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. The Company believes its insurance coverage is adequate to offset the proposed settlement. Nevertheless, an unfavorable resolution of this litigation could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

If our products do not comply with complex government regulations, our product sales will suffer.

        We and our customers are subject to varying degrees of federal, state and local as well as foreign governmental regulation. Our products must comply with various regulations and standards defined by the Federal Communications Commission, or FCC. The FCC has issued regulations that set installation and equipment standards for communications systems. Our products are also required to meet certain safety requirements. For example, Underwriters Laboratories must certify certain of our products in order to meet federal safety requirements relating to electrical appliances to be used inside the home. In addition, certain products must be Network Equipment Building Standard certified before certain of our customers may deploy them. Any delay in or failure to obtain these approvals could harm our business, financial condition or results of operations. Outside of the United States, our products are subject to the regulatory requirements of each country in which our products are manufactured or sold. These requirements are likely to vary widely. If we do not obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our products where these regulations apply, which may prevent us from sustaining our revenue or achieving profitability.

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

        We depend on the performance of Salvatore D'Auria, our President, Chief Executive Officer and Chairman of the Board, and on other senior management and technical personnel with experience in the video and data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

We routinely evaluate acquisition candidates and other diversification strategies.

        We have completed a number of acquisitions as part of our efforts to expand and diversify our business. For example, we acquired our video content processing and video trunking businesses from Tektronix in November 2002 when we purchased its subsidiary, VTC. We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies, and if we fail to manage the integration of acquired companies, it could adversely affect our business. Any acquisition involves numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. Additionally, we may incur unanticipated expenses, difficulties and other adverse consequences relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may also result in potentially dilutive issuances of our equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our business, financial condition and results of operations.

Our stock price is volatile, and, if you invest in our Company, you may suffer a loss of some or all of your investment.

        The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. In particular, trading volume historically has been low and the market price of our common stock has increased dramatically in recent months. Since the announcement of our acquisition of VTC, the closing price of our common stock, as traded on the Nasdaq National Market, has fluctuated from a low of $1.22 to a high of $7.49 per share. Our stock price is currently trading at or near its three-year high. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

  •
  our perceived prospects;

  •
  variations in our operating results and whether we have achieved our key business targets;

  •
  the limited number of shares of our common stock available for purchase or sale in the public markets;

  •
  differences between our reported results and those expected by investors and securities analysts;

  •
  announcements of new contracts, products or technological innovations by us or our competitors; and

  •
  market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors.

        Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

Future sales of shares of our common stock could cause our stock price to decline.

        Substantially all of our common stock may be sold without restriction in the public markets, subject only in the case of shares held by our officers and directors and affiliates to volume and manner of sale restrictions. The approximately 3.3 million shares of common stock that we issued to Tektronix in connection with our November 2002 acquisition of VTC are restricted securities, as that term is defined in Rule 144 under the Securities Act, and therefore subject to certain restrictions. However, we are contractually obligated to file and keep effective a registration statement in order to allow Tektronix to sell these shares to the public. Likewise, Tektronix has the right (subject to certain exceptions) to include these shares in certain registration statements pursuant to which we may sell shares of our common stock.

        Sales of a substantial number of shares of common stock in the public market or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

Our charter, bylaws, retention and change of control plans and Delaware law contain provisions that could delay or prevent a change in control.

        Certain provisions of our charter and bylaws and our retention and change of control plans, the "Plans," may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. The provisions of the charter and bylaws and the Plans could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our Board has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The Plans provide for severance payments and accelerated stock option vesting in the event of termination of employment following a change of control. The provisions of the charter and bylaws, and the Plans, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        As of December 31, 2003, we did not have investments. An immediate 10% change in interest rate would be immaterial to our financial condition or results of operations.

        The principal amount of cash and cash equivalents at December 31, 2003 totaled $14.4 million with a related weighted average interest rate of 1.36%. Our long-term debt of $3.5 million at December 31, 2003 carries a weighted average fixed interest rate of 8.0% per annum with principal payment of the entire note payable balance due in November 2007. We do not have short term notes payable.

        The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, and debt obligations.

	Maturity Fiscal Year
	2004	2005	2006	2007	Thereafter	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$14,370	$—	$—	$—	$—	$14,370
Average interest rate	1.36%	—	—	—	—	1.36%
Liablities:
Long-term debt	—	—	—	$4,060	—	$4,060
Average interest rate	8.0%	8.0%	8.0%	8.0%	—	8.0%

        The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the maturities of these financial instruments.

        Although payments under certain of our operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with our operating leases.

Foreign Currency Risk

        We transact business primarily in the U.S. dollar. To date, the effect of changes in foreign currency exchange rates on revenue has not been material, as the majority of our revenue is earned in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce demand for our product.

        For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using the period-end exchange rates and translate revenues and expenses to U.S. dollars using average exchange rates during the period. Foreign currency exchange gains and losses arising from translation of foreign subsidiary financial statements are reported as a separate component on our Statement of Stockholders' Equity. To date, the effect of changes in foreign currency exchange rates on translation has not been material.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TUT SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
Tut Systems, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index, appearing under Item 15(a)1 on page 74, present fairly, in all material respects, the financial position of Tut Systems, Inc. (the Company) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)2 on page 74 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for goodwill as of January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
February 2, 2004

TUT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$25,571	$14,370
Accounts receivable, net of allowance for doubtful accounts of $10 and $47 in 2002 and 2003, respectively	1,972	7,062
Inventories, net	3,888	4,181
Prepaid expenses and other	1,082	1,026

Total current assets	32,513	26,639
Property and equipment, net	1,630	1,722
Intangibles and other assets	5,586	3,685

Total assets	$39,729	$32,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,272	$3,055
Accrued liabilities	5,924	1,516
Deferred revenue	921	253

Total current liabilities	8,117	4,824
Deferred revenue, net of current portion	35	—
Note payable	3,262	3,523
Other liabilities	84	44

Total liabilities	11,498	8,391

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2002 and 2003, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 19,796 and 20,274 shares issued and outstanding in 2002 and 2003, respectively	20	20
Additional paid-in capital	304,888	305,777
Accumulated other comprehensive loss	(141)	(89)
Accumulated deficit	(276,536)	(282,053)

Total stockholders' equity	28,231	23,655

Total liabilities and stockholders' equity	$39,729	$32,046

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2001	2002	2003
Revenues:
Product	$12,866	$8,582	$31,474
License and royalty	882	789	718

Total revenues	13,748	9,371	32,192
Cost of goods sold	40,489	13,909	15,646

Gross profit (loss)	(26,741)	(4,538)	16,546

Operating expenses:
Sales and marketing	12,413	8,695	7,479
Research and development	15,044	12,337	7,909
General and administrative	10,148	5,060	4,476
Restructuring costs	2,311	9,147	292
In-process research and development	1,160	562	—
Impairment of intangible assets	32,551	—	128
Amortization of intangible assets	8,085	1,304	1,809

Total operating expenses	81,712	37,105	22,093

Loss from operations	(108,453)	(41,643)	(5,547)
Impairment of certain equity investments	—	(592)	—
Interest and other income, net	4,127	610	30

Net loss	$(104,326)	$(41,625)	$(5,517)

Net loss per share, basic and diluted (Note 2)	$(6.39)	$(2.45)	$(0.28)

Shares used in computing net loss per share, basic and diluted (Note 2)	16,326	16,957	19,996

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Notes Receivable From Stockholders	Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital	Deferred Compensation			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2001	15,911	$16	$298,332	$(1,041)	$(555)	$6	$(130,585)	$166,173

Components of comprehensive loss:
Unrealized losses on other investments	—	—	—	—	—	(70)	—	(70)
Foreign currency translation adjustment	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(104,326)	(104,326)

Total comprehensive loss								(104,410)

Common stock issued in conjunction with ActiveTelco purchase acquisition	321	—	2,944	—	—	—	—	2,944
Common stock issued for cash upon exercise of stock options	67	—	58	—	—	—	—	58
Common stock issued under employee stock purchase plan	104	—	188	—	—	—	—	188
Unearned compensation related to common stock	8	—	64	(64)	—	—	—	—
Reversal of deferred compensation related to the workforce reduction	—	—	(404)	404	—	—	—	—
Amortization related to unearned compensation	—	—	—	684	—	—	—	684
Forgiveness of notes receivable issued to stockholders	—	—	—	—	479	—	—	479
Notes receivable issued to stockholders	—	—	—	—	(20)	—	—	(20)

Balance, December 31, 2001	16,411	16	301,182	(17)	(96)	(78)	(234,911)	66,096
Components of comprehensive loss:
Unrealized losses on other investments	—	—	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(41,625)	(41,625)

Total comprehensive loss								(41,688)

Common stock issued in conjunction with VideoTele.com purchase acquisition	3,283	4	3,608	—	—	—	—	3,612
Common stock issued for cash upon exercise of stock options	11	—	14	—	—	—	—	14
Common stock issued under employee stock purchase plan	91	—	84	—	—	—	—	84
Amortization related to unearned compensation	—	—	—	17	—	—	—	17
Repayment/forgiveness of notes receivable issued to stockholders	—	—	—	—	96	—	—	96

Balance, December 31, 2002	19,796	20	304,888	—	—	(141)	(276,536)	28,231
Components of comprehensive loss:
Unrealized gain on other investments	—	—	—	—	—	74	—	74
Foreign currency translation adjustment	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(5,517)	(5,517)

Total comprehensive loss	—	—	—	—	—	—	—	(5,465)

Common stock issued for cash upon exercise of stock options	440	—	831	—	—	—	—	831
Common stock issued under employee stock purchase plan	38	—	58	—	—	—	—	58

Balance, December 31, 2003	20,274	$20	$305,777	$—	$—	$(89)	$(282,053)	$23,655

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(104,326)	$(41,625)	$(5,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,679	3,163	1,097
Noncash interest income and amortization of discounts on investments	(168)	37	—
Abandonment of fixed assets	—	4,822	—
Provision for (recovery of) doubtful accounts	(954)	(2,277)	36
Provision for excess and obsolete inventory and abandoned products	34,237	7,125	225
Write-off of certain equity investments	—	592	—
Impairment of intangible assets	32,551	—	128
Amortization of intangible assets	8,085	1,304	1,809
Amortization of deferred compensation and notes receivable related to acquisitions	1,099	—	—
Write-off of in-process research and development	1,160	562	—
Deferred interest on note payable	—	—	261
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	6,528	2,090	(5,126)
Inventories	(9,148)	3,195	(518)
Prepaid expenses and other assets	4,547	3,390	72
Accounts payable and accrued liabilities	(27,451)	(5,828)	(2,665)
Deferred revenue	(1,001)	(889)	(703)

Net cash used in operating activities	(51,162)	(24,339)	(10,901)

Cash flows from investing activities:
Purchase of property and equipment	(1,189)	(426)	(1,189)
Purchase of short-term investments	(7,002)	—	—
Purchase of other assets	(1,196)	—	—
Proceeds from maturities of short-term investments	59,423	3,105	—
Acquisition of businesses, net of cash acquired	(169)	758	—

Net cash provided by (used in) investing activities	49,867	3,437	(1,189)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	246	98	889
Other	80	37	—

Net cash provided by financing activities	326	135	889

Net decrease in cash and cash equivalents	(969)	(20,767)	(11,201)
Cash and cash equivalents, beginning of year	47,307	46,338	25,571

Cash and cash equivalents, end of year	$46,338	$25,571	$14,370

Supplemental disclosure of cash flow information:
Interest paid during the year	$20	$47	$3

Income taxes paid during the year	$1	$1	$1

Noncash financing activities:
Common stock issued in connection with the VideoTele.com acquisition in 2002 and the ActiveTelco acquisition in 2001	$2,944	$3,612	$—

Unearned compensation related to stock and stock option grants	$64	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

        Tut Systems, Inc. (the "Company") was founded in 1983 and began operations in August 1991. The Company designs, develops and sells video content processing systems that optimize the provisioning of broadcast digital TV services across telephone company networks. The Company also designs, develops and sells digital video trunking systems for applications across TV broadcast, government and education networks and private broadband network systems that enable the delivery of broadband data services over existing copper networks within hotels and private campus facilities.

        Historically, the Company derived most of its sales from its private broadband network systems. In November 2002, the Company acquired VideoTele.com, or VTC, from Tektronix, Inc. to extend its product offerings to include video content processing and video trunking systems. These video products now represent a majority of the Company's sales.

        The Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2003, the Company incurred a net loss of $5,517 and negative cash flows from operating activities of $10,901, and has an accumulated deficit of $282,053 at December 31, 2003. Management believes that the cash and cash equivalents as of December 31, 2003 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months. Management expects the amount of cash used to fund operations will decrease in 2004. However, in the event that general economic conditions worsen, it may require additional cash to fund operations. The Company will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. The Company cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material impact on the Company's ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories and accounts receivable, estimation of loss on purchase commitments, estimation of percent complete on revenue contracts, and the recoverability of long-lived assets. Actual results could differ from those estimates.

Fair value of financial instruments

        The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and note payable approximate their carrying value due to the short maturity or market rate structure of those instruments.

Cash and cash equivalents

        Cash equivalents are stated at cost or amortized cost, which approximates fair value. The Company includes in cash and cash equivalents all highly liquid investments which mature within three months of their purchase date. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates that designation as of each balance sheet date.

Inventories

        Inventories are stated at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. The Company records provisions to write down its inventory and related purchase commitments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about the future demand and market conditions. If actual future demand or market conditions are less favorable than those estimated by the Company, additional inventory provisions may be required.

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

Office equipment	3–5 years
Computers and software	3–7 years
Test equipment	3–5 years
Leasehold improvements	1–7 years

        When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to income.

        Maintenance, repairs, and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

Intangible assets

        Intangible assets are stated at cost less amortization. Intangible assets consist of completed technology and patents, contract backlog, customer lists, maintenance contract renewals and trademarks. These intangible assets are amortized on a straight line basis over the estimated periods of benefit, which are as follows:

Completed technology and patents	5 years
Contract backlog	14 months
Customer lists	7 years
Maintenance contract renewals	5 years
Trademarks	7 years

Accounting for long-lived assets

        The Company is required to periodically assess the impairment of long-lived assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

        Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company's market capitalization relative to net book value.

        When management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

        During 2001, the Company determined that certain intangible long-lived assets were impaired, and recorded losses accordingly, under Statement of Financial Accounting Standards (SFAS) No. 121. No such impairment was recorded in 2002. During 2003, the Company determined that certain intangible long-lived assets were impaired and recorded losses accordingly under SFAS No. 144. Future events could cause the Company to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

Revenue Recognition

        The Company generates revenue primarily from the sale of hardware products including third-party products, through professional services, and the sale of its software products. The Company sells products through direct sales channels and through distributors. Generally, product revenue is generated from the sale of video trunking products and certain digital TV headend components, and the sale of private broadband network systems. Turnkey solution revenue is principally generated by the sale of complete end-to-end digital TV headend solutions.

  Product revenues

        The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition until evidence of sell-through occurs and cash is received. Revenue from service obligations included in product revenues is deferred and recognized ratably over the period of the obligation. The Company also maintains accruals and allowances for all cooperative marketing and other programs. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized. The Company's products generally carry a one year warranty from the date of purchase.

  Turnkey solution revenues

        The Company's turnkey solution offerings are delivered under multi-element arrangements, which include hardware, software, professional services and maintenance. As software is not incidental to the turnkey solutions as a whole, revenue from these arrangements is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition ("SoP 97-2), as amended. Revenue from the turnkey solutions, excluding the maintenance element, is generally recognized using the percentage of completion method. The percentage of completion method reflects the portion of the anticipated contract revenue, excluding maintenance, that has been earned, equal to the ratio of labor effort expended to date to anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the maintenance element of the arrangement is deferred at the point of sale and recognized over the term of the maintenance period. Generally, the terms of the turnkey solution sales provide for billing of 90 percent of the arrangement at the time of delivery with the remaining 10% being billed upon substantial completion of the project and customer acceptance.

  License and royalty revenues

        License and royalty revenue consists of nonrefundable up-front license fees, some of which may offset initial royalty payments, and royalties received by the Company for products sold by the Company's licensees. Currently, the majority of the Company's license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed-upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties received by the Company for products sold by its licensees. The Company expects that such license and royalty revenue will not constitute a substantial portion of its revenue in future periods.

  Software license and post contract support revenues

        Software revenue is derived from two separate sources, software license fees and post-contract maintenance and support fees. The software license fee typically grants a perpetual license to the customer. The Company generally recognizes revenue from the sale of the software license when all criteria for revenue recognition have been met, similar to hardware products sales. The revenue for maintenance and support fees is recognized ratably over the term of the separate support contract.

        Should changes in conditions cause the Company to determine that the criteria for revenue recognition are not met for certain future transactions, revenue recognition for any reporting period could be adversely affected.

Accounting for stock based compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standard Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25," and complies with the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

        The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and earnings per share is required to be determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

        The following table illustrates the effect on net loss and loss per share if the Company's had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Years Ended December 31,
	2001	2002	2003
Net loss—as reported	$(104,326)	$(41,625)	$(5,517)
Add:
Unearned stock-based employee compensation expense included in reported net loss	684	17	—
Deduct
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(8,432)	(14,053)	(3,646)

Net loss—pro forma	$(112,074)	$(55,661)	$(9,163)

Basic and diluted net loss per share—as reported	$(6.39)	$(2.45)	$(0.28)

Basic and diluted net loss per share—pro forma	$(6.86)	$(3.28)	$(0.46)

        The fair value of options and shares issued pursuant to the option plans and at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options.

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

	Stock Option Plans Year Ended December 31,			Employee Stock Purchase Plan Year Ended December 31,
	2001	2002	2003	2001	2002	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	3.0%	2.5%	4.6%	3.5%	1.26%
Expected volatility	137.4%	95.2%	80.7%	137.4%	95.2%	80.7%
Expected life (in years)	4.0	4.0	4.0	0.5	0.5	0.5

        Generally, the Company grants options at a price equal to the fair market value of the Company's stock on the date of the grant. The weighted-average estimated fair values of stock options granted during fiscal 2001, 2002 and 2003 as calculated using the Black-Scholes option pricing model were $1.84, $1.06 and $1.82 per share, respectively.

Advertising expenses

        The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2002 and 2003 was zero, and $103 for the year ended December 31, 2001.

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

Foreign currency translation

        The functional currency for the Company's foreign subsidiary is the relevant local currency. The translation from foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected in other comprehensive loss as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations and have been immaterial for all periods presented.

Net loss per share

        Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options were not included in the computation of diluted net loss per share because the effect would be antidilutive.

        The calculation of net loss per share follows:

	Years Ended December 31,
	2001	2002	2003
Net loss per share, basic and diluted:
Net loss	$(104,326)	$(41,625)	$(5,517)

Shares used in computing net loss per share, basic and diluted	16,326	16,957	19,996

Net loss per share, basic and diluted	$(6.39)	$(2.45)	$(0.28)

Antidilutive securities, including only options, not included in net loss per share calculations	3,054	4,204	3,649

Other comprehensive (loss) income

        Other comprehensive (loss) income includes unrealized gains and losses on other assets and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders' equity. The following table sets forth the components of other comprehensive (loss) income:

	Years Ended December 31,
	2001	2002	2003
Unrealized gains (losses) on investments	$(70)	$(48)	$74
Foreign currency translation adjustment	(14)	(15)	(22)

Total	$(84)	$(63)	$52

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

Recent accounting pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted the provisions of SFAS No. 142 on January 1, 2002. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2001, 2002, and 2003:

	Years Ended December 31,
	2001	2002	2003
Net loss—as reported	$(104,326)	$(41,625)	$(5,517)
Adjustment:
Amortization of goodwill	5,618	—	—

Net loss—as adjusted	$(98,708)	$(41,625)	$(5,517)

Net loss per share, basic and diluted—as reported	$(6.39)	$(2.45)	$(0.28)

Net loss per share, basic and diluted—as adjusted	$(6.05)	$(2.45)	$(0.28)

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's results of operations, financial position or cash flows.

        In November 2002, EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's results of operations, financial position or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 have been implemented in the Company's financial statements. The adoption of this Statement did not have a material impact on the Company's results of operations, financial position or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements," and subsequently revised in December 2003 with the issuance of FIN46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004. The Company does not believe that the adoption of this Interpretation will have a material impact on its results of operations, financial position or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of this Statement did not have a material impact on the Company's results of operations, financial position or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB issued FASB Staff Position No. FAS 150-3 (FSP 150-3), "Effective Date, Disclosures, and Transition for

Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred certain aspects of FAS 150. The adoption of FAS 150 and FAS 150-3 did not have a material impact on the Company's results of operations, financial position or cash flows.

        On December 17, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not materially affect the Company's revenue recognition policies, nor the Company's results of operations, financial position or cash flows.

Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications had no impact on net loss or net stockholders' equity.

NOTE 3—ACQUISITIONS:

  a)  ActiveTelco

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

        The allocation of the purchase price was based on the estimated fair value of goodwill of $3,248, assembled workforce of $442, and in-process research and development of $1,160. The amount allocated to intangibles was determined based on an appraisal using established valuation techniques. The purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The in-process technology percentage of completion was estimated to be 75%. The value of this in-process technology was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value. Research and development costs to bring in-process technology from ActiveTelco to technological feasibility did not have a material impact on the Company's results of operations, or cashflows. The results of operations of ActiveTelco have been included in the consolidated statement of operations from January 11, 2001.

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

  c)  VideoTele.com

        On November 7, 2002, the Company acquired VideoTele.com, Inc. (VTC) from Tektronix, Inc. for approximately $7,155, consisting of an aggregate of 3,283 shares of the Company's common stock valued at $3,612, acquisition related expenses consisting primarily of legal and other professional fees of $320, and a note payable to Tektronix in the amount of $3,223. The results of operations of VTC have been included in the consolidated statement of operations from November 7, 2002. As a result of this acquisition, the Company now offers video content processing systems that optimize the provisioning of digital TV services across telephone company networks.

        The Company determined the fair value of the acquired intangibles, including in-process technology based on an appraisal using established valuation techniques. The in-process research and development percentage of completion was estimated to be 20%, 40% and 50% for the Astria, M2 and software product lines, respectively. The value of this in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting net cash flows from the sale of the product resulting from the completion of the in-process technology and discounting the net cash flows back to their present value.

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

$7,155

        The following unaudited pro forma consolidated information gives effect to the acquisition of VTC as if it had occurred on January 1, 2001 and 2002 by consolidating the results of operations of VTC with the results of operations of the the Company for the years ended December 31, 2001 and 2002.

These pro forma results exclude the nonrecurring write-off of in-process research and development of $562 related to the VTC acquisition for the years ended December 31, 2001 and 2002.

	Years Ended December 31,
	2001	2002
	(unaudited)
Revenue	$46,383	$21,895
Net loss	$(104,867)	$(46,904)
Net loss per share, basic and diluted	$(5.35)	$(2.38)

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2002	2003
Inventories, net:
Finished goods	$38,599	$4,015
Raw materials	3,007	391
Allowance for excess and obsolete inventory and abandoned product	(37,718)	(225)

	$3,888	$4,181

Property and equipment:
Computers and software	$932	$1,328
Test equipment	420	2,277
Office equipment	1,114	41

	2,466	3,646
Less: accumulated depreciation	(836)	(1,924)

	$1,630	$1,722

Accrued liabilities:
Provision for loss on purchase commitments (see Note 8)	$3,700	$—
Professional services	612	494
Compensation	604	652
Restructuring accrual (see Note 6)	473	—
Other	535	370

	$5,924	$1,516

        Intangibles and other assets:

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$8,253	$(3,473)	$4,780
Contract backlog	247	(35)	212
Customer list	86	(2)	84
Maintenance contract renewals	50	(2)	48
Trademarks	315	(8)	307

	$8,951	$(3,520)	5,431

Other non-current assets			155

			$5,586

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$8,125	$(5,003)	$3,122
Contract backlog	247	(247)	—
Customer list	86	(14)	72
Maintenance contract renewals	50	(12)	38
Trademarks	315	(52)	263

	$8,823	$(5,328)	3,495

Other non-current assets			190

			$3,685

        The aggregate amortization expense for the years ended December 31, 2001, 2002, and 2003 was $8,085, $1,304, and $1,809, respectively.

        Minimum future amortization expense for subsequent years are as follows:

2004	1,586
2005	955
2006	485
2007	363
2008 and thereafter	106

$3,495

NOTE 5—NOTE PAYABLE:

        As part of the Company's acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. As of December 31, 2003, this note payable balance, including accrued interest, was $3,523.

NOTE 6—RESTRUCTURING COSTS, IMPAIRMENT OF CERTAIN INTANGIBLE ASSETS AND PROVISION FOR INVENTORY:

  Restructuring costs

        During 2001, the Company recorded $2,311 in restructuring costs and related facility costs in connection with its April 2001 and October 2001 workforce reductions.

        In April 2001, the Company announced a restructuring program which included a workforce reduction, closure of excess facilities, and disposal of certain of its fixed assets. As a result of this restructuring program, the Company recorded restructuring costs of $2,092. The restructuring program resulted in the reduction of approximately 28% of the Company's employees, and the Company recorded a workforce reduction charge of approximately $1,235 relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company was significantly reduced. The Company recorded costs of restructuring of $785 relating to closure of excess facilities. The closure of excess facilities included the closure of certain satellite facilities due to workforce reductions and the Company's effort to reduce operating expenses as a result of the restructuring. This cost of restructuring is primarily comprised of non-cancelable lease and operating costs. Other fixed assets retired as a result of the workforce reductions totaled $72. Cash expenditures relating to these workforce reductions were paid in the second quarter of 2001. Amounts related to the closure of excess facilities were accrued in the second quarter of 2001 and were paid over the respective lease terms through August 2002. As of December 31, 2001, the Company had a remaining accrual of $402, related to the Sunnyvale facility shut down in the second quarter of 2001, which was paid monthly through August 2002.

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

        In August 2003, the Company implemented a restructuring program that included a workforce reduction and relocation. As a result of this restructuring program, the Company recorded restructuring costs of $292. The workforce reduction was approximately 11% of the Company's employees, resulting in severance and fringe benefit expenses of approximately $192 along with relocation costs of $100. As of December 31, 2003, the Company had paid all the costs relating to this restructuring program.

  Impairment of intangible assets

        The Company recorded impairment charges totaling $32,551 in 2001 and $128 in 2003, there was no such impairment charge in 2002.

        During the first quarter of 2001, the Company recorded a $2,692 impairment charge relating to completed technology and patents. This resulted from the Company's decision not to pursue further incorporation of the related OneGate product and other intellectual property acquired from FreeGate on February 14, 2000 into the design of future products.

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

        During the second quarter of 2003, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate assets had become impaired. As a result, the Company recorded an impairment charge of $128.

  Provision for inventory

        The Company recorded a provision for inventory within cost of goods sold totaling $18,500 in the first quarter of 2001, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the first quarter of 2001. The Company recorded an additional provision for inventory totaling $11,425 during the third quarter of 2001, related to the costs of raw materials and finished goods in excess of revised projections of what the Company reasonably expected to sell in the foreseeable future as of the third quarter of 2001. These revised projections were a result of continued decline in the telecommunications market, and, following the events surrounding September 11, 2001, the indefinite postponement of capital expenditures, especially within the hospitality industry. The Company recorded an additional provision for inventory totaling $4,312 in the fourth quarter of 2001 as a part of our normal business operations and product inventory assessments.

        The Company recorded a provision, within costs of goods sold, for inventory totaling $7,125 in 2002, of which $265, $4,918 and $1,942 were recorded in the first, second and fourth quarters of 2002, respectively. These provisions related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future, based on the continued decline in the telecommunications market and current economic conditions. In 2003, the Company sold $1,491 of inventory which had been reserved for in 2002.

NOTE 7—INCOME TAXES:

        The components of net deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$70,349	$75,018
Research and development credit	5,035	5,051
Deferred research and development costs	1,762	1,762
Deferred revenue	499	76
Accruals and reserves	18,024	16,179
Acquired intangibles	7,688	7,818
Other	1,698	1,755

Gross deferred tax assets	105,055	107,659

Less: valuation allowance	(105,055)	(107,659)

Net deferred tax assets	$—	$—

        Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax assets.

        At December 31, 2003, the Company has approximately $205,640 in federal and $87,943 in state net operating loss, or NOL, carryforwards to reduce future taxable income. Of these amounts, $28,054 and $12,058 represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

        At December 31, 2003, the Company also has research and experimentation tax credit carryforwards of approximately $3,180 and $1,872 for federal and state income tax purposes, respectively. The NOL and credit carryforwards expire in 2007 to 2023.

        The Company's ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change of ownership as defined by Internal Revenue Code Section 382. In the event the Company has had such a change in ownership, utilization of these carryforwards could be severely restricted and could result in significant amounts of these carryforwards expiring prior to benefiting the Company. The Company is currently assessing whether such a change in ownership has occurred.

        The Company's effective tax rate of zero is a result of the tax benefit calculated at the statutory tax rate completely offset by the deferred tax asset valuation allowance.

NOTE 8—LOSS ON PURCHASE COMMITMENTS AND ABANDONED PRODUCTS

        At December 31, 2000, the Company accrued a provision for estimated loss on purchase commitments in the amount of $19,042 related to cancelled purchase orders. In addition, at December 31, 2000, the Company recorded a provision for loss on abandoned products of $8,181 related to the Company's decision to abandon the further development and sale of certain product lines. This amount excluded $6,287 already recorded as a provision for excess and obsolete inventory included in cost of goods sold related to product for the year ended December 31, 2000.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES:

  Lease obligations

        The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2004 and 2005. In connection with the business combination in 2002, the Company assumed an operating lease that expires in July 2005.

        In August 2002, the Company entered into an agreement to terminate its lease for engineering facilities in Bridgewater Township, New Jersey for $257, which consisted of forfeiture of a $116 letter of credit and a cash payment of $141. As part of its November 2002 restructuring program, the Company entered into an agreement to terminate its lease for its headquarters facility in Pleasanton, California for $2,409, which consists of forfeiture of a $1,350 letter of credit and a cash payment of $1,059. The Company also incurred $327 in legal costs related to this lease termination. The letters of credit were secured by restricted cash of $1,718, which was included in other assets on the Company's balance sheet as of December 31, 2001. In December 2003, the Company entered into a lease agreement for a facility in Pleasanton, California that expires in September 2004.

        Minimum future lease payments under operating leases at December 31, 2003 are as follows:

2004	$955
2005	266
Thereafter	—

$1,221

        Rent expense for the years ended December 31, 2001, 2002, and 2003 was $2,630, $2,467, and $1,233, respectively.

  Purchase commitments

        The Company had noncancellable commitments to purchase finished goods inventory totaling $421 and $1,009 in aggregate at December 31, 2002 and 2003, respectively. These purchase commitments represent outstanding purchase orders submitted to the Company's third party manufacturers for goods to be produced and delivered to the Company in 2004.

  Royalty obligation

        In February 1999, the Company paid one of its founders, a former employee of the Company, $2,500 as a lump sum payment for all its future royalty obligations for the rights, title and interests in two patents. These two patents gave the Company exclusive control of the Balun technology required in the Company's products. The Company was amortizing this royalty payment ratably over the five year period beginning February 1999. Amortization expense for the years ended December 31, 2001, and 2002 was approximately $500 each year. During the fourth quarter of 2002, the remaining unamortized royalty balance of $542 was charged to cost of goods sold since the technology was no longer required in the Company's products.

  Contingencies

        Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of people who purchased the Company's stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company's business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints have been consolidated under the name In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the "Securities Litigation Action"). Lead plaintiffs and lead counsel for plaintiffs have been appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants have reached a settlement. The Company has agreed to pay $10 million to settle the suit. This amount was paid by the Company's insurance company in January 2004. The settlement includes a release of all claims of the defendants. Because the settlement is subject to Court approval, there is no guarantee the settlement will become final.

        On March 19, 2003, Chesky Lefkowitz, a shareholder of the Company, filed a derivative complaint entitled Lefkowitz v. D'Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company's current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment and improper insider stock trading, based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys' fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The Company and the individual defendants thereafter reached a settlement of the derivative action. The settlement involves the Company's adoption of certain corporate governance measures and payment of attorneys' fees and expenses to the derivative plaintiff's counsel, which will be paid by the Company's insurance company. The settlement includes a release of the Company and the individual defendants. The settlement was approved by the Court on January 12, 2004.

        On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company's suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint sought damages in the amount of $10,469. The Company settled this case on December 20, 2002 and the related costs have been recorded in the consolidated financial statements.

        On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company's January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaints also name as defendants the underwriters for the Company's initial public offering and secondary offering. The complaints of the individual defendants, namely, Nelson Caldwell, Salvatore D'Auria and Matthew Taylor, have been dismissed without prejudice by an October 9, 2002, Order of the Court, which approved and ordered the dismissals pursuant to the parties' October 1, 2002, Stipulation of Dismissal.

On February 19, 2003, the Court issued an Opinion and Order denying the Company's motion to dismiss. The Company's Board recently approved a tentative settlement proposal from the plaintiffs. The settlement is subject to a number of conditions, including court approval of the proposed settling parties and the Court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously. The Company believes its insurance coverage is adequate to offset the proposed settlement. Nevertheless, an unfavorable resolution of this litigation could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 10—STOCKHOLDERS' EQUITY

  Preferred stock

        The Company has 5,000 shares of undesignated preferred stock, $0.001 par value, authorized for issuance. The Board of Directors can issue, in one or more series, this preferred stock and fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, redemption rights and terms and certain other rights and preferences with stockholder action. There was no preferred stock issued and outstanding at December 31, 2003 or 2002.

NOTE 11—EQUITY BENEFIT PLANS

  Stock option plans

        In November 1993, the Company adopted the 1992 Stock Plan (the "1992 Plan"), under which the Company may grant both incentive stock options and nonstatutory stock options to employees, consultants and directors. Options issued under the 1992 Plan can have an exercise price of no less than 85% of the fair market value, as defined under the 1992 Plan, of the stock at the date of grant. The 1992 Plan, including amendments, allows for the issuance of a maximum of 178 shares of the Company's common stock. This number of shares of common stock has been reserved for issuance under the 1992 Plan. The Company is no longer granting stock options from the 1992 Plan. As stock options are terminated or cancelled from the 1992 Plan, the stock options are being retired and are no longer available for future grant.

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

        Activity under the 1992, 1998 and 1999 Plans (the "Plans") are summarized as follows:

			Outstanding Options
	Shares Available For Grant	Options Exercised	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, January 1, 2001	587	1,055	2,755	$0.36–100.63	$91,858	$33.34
Options authorized	375	—	—	—	—	—
Options granted	(2,450)	—	2,450	0.11–6.19	5,566	2.27
Options exercised	—	66	(66)	0.11–3.60	(59)	0.89
Options terminated	2,144	—	(2,235)	0.52–100.63	(75,454)	33.76
Restricted stock issued	(13)	—	—	—	—	—
Repurchases of unvested shares	5	—	—	—	—	—

Balance, December 31, 2001	648	1,121	2,904	0.11–68.25	21,911	7.54
Options authorized	1,175	—	—	—	—	—
Options granted	(2,371)	—	2,371	0.76–1.81	3,208	1.35
Options exercised	—	11	(11)	0.48–1.45	(12)	1.09
Options terminated	1,104	—	(1,060)	0.11–54.88	(4,799)	4.53
Balance, December 31, 2002	556	1,132	4,204	0.11–68.25	20,308	4.83

Options authorized	375
Options granted	(604)		604	1.25–5.77	1,405	2.33
Options exercised		440	(440)	0.11–3.75	(831)	1.89
Options terminated	719		(719)	1.21–54.88	(1,364)	1.89

Balance, December 31, 2003	1,046	1,572	3,649	$0.11-68.25	$19,518	$5.35

        The Company uses the Black-Scholes option pricing model to value options granted to consultants. The total estimated fair value of these grants during the periods presented was not significant and was expensed over the applicable vesting periods. No options were granted to consultants during 2003.

        At December 31, 2001, 2002, and 2003, vested options to purchase 1,108, 2,014, and 2,432 shares of common stock, respectively were unexercised. The weighted average exercise price of these options was $11.75, $8.29 and $8.29, per share for 2001, 2002, and 2003, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.36–1.09	193	6.42	$0.75	182	$0.76
1.21–1.21	621	8.85	1.21	332	1.21
1.25–1.41	430	8.89	1.40	189	1.41
1.43–1.49	907	7.99	1.47	628	1.48
1.58–2.00	172	8.47	1.74	139	1.78
2.09–2.40	472	7.91	2.18	274	2.22
3.50–3.75	266	7.49	3.72	206	3.75
4.45–8.00	105	9.61	4.72	29	4.83
15.00–39.00	303	6.06	27.06	284	26.88
41.75–68.25	180	6.33	52.87	169	53.29

	3,649			2,432

  Employee stock purchase plan

        The Company's 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998. Under the 1998 Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 15% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the first or last trading day on or after May 1 and November 1 and end on the last trading day of the period six (6) months later. In 1998, the Company reserved 250 shares of common stock for issuance under the 1998 Purchase Plan. In 2001, the Company allocated an additional 250 shares of common stock, increasing the number of shares reserved for issuance under the 1998 Purchase Plan to 500 of which 263 have been issued, leaving 237 for future issuances under the 1998 Purchase Plan as of December 31, 2003. The 1998 Purchase Plan is subject to annual increases, subject to certain limitations.

  401(k) plan

        In April 1995, the Company adopted the Tut Systems' Inc. 401(k) Plan (the "401(k) Plan") covering all eligible employees. Through December 31, 2001, contributions were limited to 15% of each employee's annual compensation, and further limited by IRS annual contribution limitations. Effective January 1, 2002, contributions are allowed up to 100% of each employee's annual compensation, but are still limited by IRS annual contribution limitations, depending on the age of the eligible employee. Contributions to the 401(k) Plan by the Company are discretionary. The Company did not make any contributions for the years ended December 31, 2001, 2002, and 2003.

NOTE 12—SEGMENT INFORMATION:

  Revenue

        The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Years Ended December 31,
	2001	2002	2003
United States	$6,007	$5,345	$26,263
International:
Japan	5,331	1,340	393
Korea	3	—	—
All other countries	2,407	2,686	5,536

	$13,748	$9,371	$32,192

        It is impracticable for the Company to compute product revenues by product type for the years ended December 31, 2001, 2002, and 2003.

        Two customers, Kanematsu Computer System Ltd. and RIKEI Corporation, accounted for 19% and 16%, respectively, of the Company's revenue for the year ended December 31, 2001. One customer, Ingram Micro, accounted for 11% of the Company's revenue for the year ended December 31, 2002. No individual customer accounted for greater than 10% of the Company's revenue for the year ended December 31, 2003.

  Long-lived Assets

        The Company has long-lived assets, which consist of property and equipment, intangibles, and other assets. Long-lived assets are located in the following countries:

	December 31,
	2002	2003
United States	$4,555	$3,654
United Kingdom	2,661	1,753

	$7,216	$5,407

NOTE 13—TENDER OFFER:

        On May 14, 2001, the Company made an offer to exchange all stock options outstanding under its 1992 Stock Plan, 1998 Stock Plan and the 1999 Nonstatutory Stock Option Plan to purchase shares of the Company's common stock held by eligible employees for new stock options that were be granted under the Company's 1998 Stock Plan or the 1999 Nonstatutory Stock Option Plan, upon the terms and subject to the conditions set forth in the Offer to Exchange. An "eligible employee" refers to all employees of Tut Systems, Inc. and its U.S. subsidiaries who were employees at the time the new stock options were granted, other than all executive officers, vice-presidents, members of the Board of Directors and employees receiving Workers' Adjustment and Retraining Notification Act pay, all of whom were not eligible to participate in the offer. The number of shares of common stock subject to the new stock options would be equal to the number of shares of common stock subject to the unexercised stock options tendered by such eligible employees and accepted for exchange and cancelled. The offer expired on June 8, 2001. Pursuant to the offer, the Company accepted, for cancellation, stock options to purchase approximately 1,057 shares of the Company's common stock at a weighted average exercise price of $35.99. Subject to the terms and conditions of the offer, the Company granted new stock options to purchase 851 shares of the Company's common stock on December 13, 2001 at an exercise price of $2.15 to those employees who were employed by the Company at that time, in exchange for the stock options tendered in response to the offer and accepted for exchange and cancelled. There was no compensation charge related to the exchange.

NOTE 14—PRODUCT WARRANTY

        The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failure as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. Warranty costs for the year ended December 31, 2001, 2002 and 2003 were immaterial to the overall financial statements.

SUPPLEMENTARY DATA

        The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2003. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Quarter Ended
	Mar. 31, 2002		Jun. 30, 2002		Sep. 30, 2002	Dec. 31, 2002(4)		Mar. 31, 2003(4)	Jun. 30, 2003(4)	Sep. 30, 2003(4)	Dec. 31, 2003(4)
	(in thousands, except per share data) (unaudited)
Total revenues	$2,358		$2,514		$2,035	$2,464		$6,601	$7,865	$8,522	$9,204
Gross profit (loss)	835		(4,054)		786	(2,105)		3,342	3,850	4,771	4,583
Net loss	(6,781	)(3)	(11,972	)(2)	(5,867)	(17,005	)(1)	(2,231)	(2,025)	(742)	(519)
Net loss per share, basic and diluted	$(0.41)		$(0.73)		$(0.36)	$(0.92)		$(0.11)	$(0.10)	$(0.04)	$(0.03)
Shares used in computing net loss per share, basic and diluted	16,407		16,455		16,482	18,460		19,801	19,894	20,040	20,202

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

(4)
Includes effect of acquisition of VideoTele.com on November 7, 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in our independent accountants during the past two fiscal years. There have been no disagreements with our independent accountants on our accounting or financial reporting or auditing scope of procedure that would require our independent accountants to make reference to such disagreement in their report on our consolidated financial statements and financial statement schedule, or otherwise require disclosure in this Annual Report on Form 10-K.

PART III

ITEM 9A.    CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.

        In connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considers to be material weaknesses, as defined by Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit." PricewaterhouseCoopers LLP identified the following two material weaknesses in our internal controls and processes:

  1.
  Our internal controls are inadequate to properly record our inventory quantities in an accurate and timely manner; and

  2.
  Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers' records, considering what the suppliers had shipped to us prior to period end.

        These material weaknesses may also constitute deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2003, that our disclosure controls and procedures needed improvement and were not adequately effective. Management believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made, in this Form 10-K.

        The audit committee is taking an active role in responding to the deficiencies identified by PricewaterhouseCoopers LLP, including overseeing management's implementation of corrective measures. In this regard, we are in the process of implementing the following measures:

  •
  Perform physical inventory counts, at least at the end of each quarter;

  •
  Establish improved inventory systems and accounting controls, hire additional qualified personnel, improve intra-company communications, implement appropriate organizational and line of reporting changes; and

  •
  Establish improved procedures for the timely reconciliation and confirmation of accounts payable balances.

        Management believes its new controls and procedures will address the conditions identified by PricewaterhouseCoopers LLP as material weaknesses. We plan to continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

        With respect to Section 16(a) compliance, the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 10.

ITEM 11.    EXECUTIVE COMPENSATION

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and will provide the information required in Item 14.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)

  1.    Financial Statements

        The following documents are filed as part of this Annual Report on Form 10-K:

Page
Consolidated Balance Sheets as of December 31, 2002 and 2003	43
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003	44
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2002 and 2003	45
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	46
Notes to Consolidated Financial Statements	47
Report of Independent Auditors	42
Supplementary Data	71

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

  (b)    Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: February 2, 2004

TUT SYSTEMS, INC.
By:	/s/ SALVATORE D'AURIA Salvatore D'Auria President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ RANDALL K. GAUSMAN Randall K. Gausman Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salvatore D'Auria and Randall K. Gausman, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SALVATORE D'AURIA Salvatore D'Auria	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 2, 2004
/s/ RANDALL K. GAUSMAN Randall K. Gausman	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 2, 2004
/s/ NEAL DOUGLAS Neal Douglas	Director	February 2, 2004
/s/ CLIFFORD H. HIGGERSON Clifford H. Higgerson	Director	February 2, 2004
/s/ GEORGE M. MIDDLEMAS George M. Middlemas	Director	February 2, 2004
/s/ ROGER H. MOORE Roger H. Moore	Director	February 2, 2004

TUT SYSTEMS, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses		Write-offs		Reclasses from Other Accounts		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	21,167	(954	)(1)	(13,305)		—		6,908
Year ended December 31, 2002	6,908	(2,277	)(2)	(5,821)		1,200	(5)	10
Year ended December 31, 2003	10	37		—		—		47
Allowance for doubtful notes receivable:
Year ended December 31, 2001	—	3,820		—		—		3,820
Year ended December 31, 2002	3,820	89	(3)	(3,909	)(4)	—		—
Year ended December 31, 2003	—	—		—		—		—
Valuation allowance for deferred tax assets:
Year ended December 31, 2001	55,241	31,386		—		—		86,627
Year ended December 31, 2002	86,627	18,428		—		—		105,055
Year ended December 31, 2003	105,055	2,604		—		—		107,659
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2001	13,755	34,237		(6,412)		11,752	(6)	53,332
Year ended December 31, 2002	53,332	7,125		(22,739)		—		37,718
Year ended December 31, 2003	37,718	(1,266	)(7)	(36,227)		—		225

(1)
During 2001, the Company recovered $1,802 of bad debt and recorded a provision for doubtful accounts of $848.

(2)
During 2002, the Company recovered $2,277 of bad debt.

(3)
During 2002, the Company recorded a note receivable from ProVision, a former customer, which was fully reserved.

(4)
During 2002, the Company wrote off in full, the notes receivable with two of the Company's former customers, CAIS and ProVision.

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

(7)
During 2003, the Company sold $1,491 of inventory that had previously been reserved for and increased the allowance for excess and obsolete inventory and abandoned product by 225.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)
3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company, as currently in effect.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)
10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)
10.3*	1998 Employee Stock Purchase Plan, as amended.(2)
10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)
10.5	American Capital Marketing, Inc. 401(k) Plan.(1)
10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)
10.7	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)
10.8
Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)
10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)
10.10	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)
10.11	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(4)
10.12*	Executive Retention and Change of Control Plan.(6)
10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)
10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)
10.15*	1999 Non-Statutory Stock Option Plan(7)
10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)
10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)
10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

11.1	Calculation of earnings per share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See page 75).
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(2)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(4)
Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-31446) as declared effective by the Securities and Exchange Commission on March 23, 2000.

(5)
Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(6)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7)
Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(8)
Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(9)
Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

*
Indicates management contracts or compensatory plans and arrangements.

QuickLinks

TUT SYSTEMS, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TUT SYSTEMS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
TUT SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
TUT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
TUT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
TUT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TUT SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
TUT SYSTEMS, INC. SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
INDEX TO EXHIBITS