Form 10-K/A
period 2003-12-31
TUT SYSTEMS INC
filed 2004-04-07
CIK 878436

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1 TO FORM 10-K)

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

TUT SYSTEMS, INC.
AMENDMENT NO. 1 TO THE
ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Amendment No. 1 to the Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall." We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. These risks and uncertainties include those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained in this annual report include statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between 2003 and 2007, (3) our intention to expand our relationship with value-added distributors and partners in Europe and Asia, (4) our intention to expand and further specialize our video trunking products for surveillance and broadcast TV backhaul applications, (5) our anticipation that we will introduce products to support new technologies, (6) our expectation that small to medium size IOCs in the U.S. will remain our primary near term customers for Astria products, (7) our belief that our cash and cash equivalents as of December 31, 2003 are sufficient to fund our operating activities and capital expenditure for the next twelve months, (8) our expectation that working capital will begin to increase in future periods, (9) our expectation that we will seek additional equity funding in the first quarter of 2004 and (10) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

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

ITEM 1.    BUSINESS

Overview

        We design, develop, and sell digital video processing systems that enable telephony-based service providers to deliver broadcast quality digital video signals over their networks. We also offer digital video processing systems that enable private enterprise and government entities to transport video signals over satellite, fiber, radio, or copper networks for surveillance, distance learning, and TV production applications. We also offer broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

        Historically, we derived most of our sales from our broadband transport and service management products. In November 2002, we acquired VideoTele.com or VTC, from Tektronix, Inc. to extend our product offerings to include digital video processing systems. As a result, our revenue increased from $9.4 million in 2002 to $32.2 million in 2003. Video-based products now represent a majority of our sales and will provide most of our growth opportunities for the foreseeable future. Our net loss in 2003 was $5.5 million compared with a net loss of $41.6 million in 2002.

Industry Background and Dynamics

Growing Demand for Bundled Voice, Data, and Video Services

        Historically, traditional telephone companies have been the sole providers of voice services to the residential market in the United States. Over the past several years, cable television operators, with competition from satellite television providers beginning in the 1990s, have become the primary providers of multi-channel broadcast TV services. More recently, traditional telephone companies and cable operators have become direct competitors for the growing market for high-speed Internet access. In addition, many large cable system operators have begun to offer local and long distance telephone service to their customers as part of a bundle of services, including voice, data, and video over the same network on the same bill. Thus, telcos are now at risk of losing traditional voice lines to both cable operators offering bundled services and to wireless telephone vendors that compete on mobility and price.

        As a result of these competitive threats, large telcos are beginning to use their broadband DSL infrastructure to offer broadcast TV services and better compete for the end customer with a bundled offering of voice, data, and video services. In the meantime, many small independent operating telephone companies, or IOCs, and international carriers are already installing or planning to install digital video headends to offer broadcast TV service over their DSL and fiber infrastructures. According to a report released by InStat/MDR in April 2003, the number of telco video subscribers worldwide will increase from 572,000 at the end of 2003 to over 19.0 million by the end of 2007.

Technical Challenges for Delivering Broadcast Quality Video over Telco Networks

        To deliver broadcast quality video, a non-satellite-based service provider must install a digital TV headend to receive both national and local broadcast TV signals and to properly process these signals for delivery over fiber, cable, or copper-based DSL facilities. The limited bandwidth capacity of telco DSL facilities when compared with the high bandwidth capacity of cable facilities means that telco digital headends require greater video processing performance to reduce the bandwidth required for successful transmission. For example, while video headends deployed by cable operators have been able to simply pass high-bit-rate, satellite-fed TV signals directly to their cable networks without further video compression, telcos are required to compress the widely varying bit rate of source TV signals to a low constant-bit-rate for transmission over their DSL networks. Telcos also utilize a mix of different transport networks and protocols that often require video signals to be converted from one network or protocol to another type of network or protocol.

Technical Advancements Are Increasing the Available Market for Telcos to Deliver Video

        The bandwidth and distance limitations of the copper-based "last mile" constrain both the number of video channels that may be delivered simultaneously over a DSL system and the number of customers that are reachable from a telco central office. Emerging advancements in video compression technology will soon enable high quality video streams to be transported at bit rates below 2.0 Mbps in contrast to bit rates as high as 9.0 Mbps currently used in existing satellite and cable facilities today. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained DSL lines for the first time. Additionally, there are DSL advancements emerging that expand the available downstream bandwidth thereby supporting higher DSL bit rates over longer distances. The combination of these advancements will enable telcos to reach a higher percentage of their customers with a larger number of video channels.

        While DSL technology will continue to dominate telco broadband networks for the foreseeable future, telephone companies are beginning to construct fiber networks to their customers' homes. Though fiber-to-the-home will eliminate bandwidth limitations on delivering higher speed data services and high-quality video offerings, telephone companies deploying fiber-to-the-home will require advanced video processing to convert signals between multiple protocols used in their networks.

The Market for Enterprise and Government Video Systems

        Private enterprises and government entities also use digital video processing systems to distribute video for applications ranging from corporate training, video and film production, video surveillance, and distance education. In these applications, the particular video source to be encoded may be a signal from a local TV station that needs to be brought back to a regional or statewide digital TV headend that is 100 miles away, it may be a signal received from an outdoor surveillance camera that needs to reach a decoder or personal computer for viewing hundreds of miles away, or it may be a signal from a university seminar that needs to feed multiple remote classroom sites. This market is also characterized by tradeoffs between the cost of long-distance broadband facilities and the cost of video encoding systems to reduce the need for broadband bandwidth. We believe that this market will also expand as advanced video encoding techniques lower the bandwidth requirements for transmitting video signals.

Our Solutions

        Our suite of products is focused on enabling the delivery of broadcast quality video over traditional telco networks. We leverage VTC's previous 20 years of experience as part of Tektronix to develop video-based products that meet the special video processing requirements of telcos. Unlike standard cable headends, our Astria digital video headend solution converts the high and varying bit rate signal received as input from a satellite or terrestrial source into a lower constant-bit-rate video stream for subsequent delivery over a telco's DSL or fiber-to-the-home access network. Our high-performance, cost-effective systems are based on the MPEG-1 and MPEG-2 standards developed by the Motion Pictures Expert Group. We are developing upgrades to the Astria family of products (for introduction in the second half of 2004) to support the emerging MPEG-4 and Microsoft Windows Media 9 compression technologies that will provide lower encoding rates and more advanced interactivity than the current MPEG standards. We believe that the lower encoding rates of these new technologies will extend the reach of video services and enable high-definition TV to be delivered over bandwidth-constrained copper networks. Customers for our Astria video content processing systems include independent operating companies in North America, such as Oxford Networks, and international incumbent carriers, such as PCCW in Hong Kong.

        Our M2 video processing systems use software and hardware components from our digital TV headend systems packaged in a smaller form factor to encode video signals for transmission over private or government networks. Our M2 products are used for applications such as studio-to-transmitter transport, video surveillance, and distance education. We sell our M2 video processing systems to TV broadcasters, government agencies, and educational institutions.

        We also offer broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities. Customers for our broadband data systems include system integrators, competitive carriers for the hospitality industry and private educational and commercial entities.

Strategy

        Our objective is to be the leading provider of video content processing solutions for the delivery of broadcast and on-demand video services to residential customers over telephony networks. Key elements of our business strategy are as follows:

Maintain Market Leadership in North American Telco Market for Digital TV Headends

        We believe that our installed base of digital video headend systems represents over 50% of the North American headend market for video over DSL services. Our strategy is to maintain this leadership position with continued enhancements to the Astria product line as more and larger telephone companies in North America begin to introduce bundled voice, data and video services. Our development efforts are focused on introducing new compression technologies such as MPEG-4 and Windows Media 9 that will be available as an upgrade option to our installed base. These compression technologies will enable our telco customers to address a larger percentage of their geographic market and deliver advanced video services such as high-definition TV.

Expand Sales Efforts to International Markets

        While we continue to grow our North American customer base, we are strengthening our direct sales force to focus on major European service providers that see a need for a bundled voice, data and video offering. In Asia, we are developing relationships with our value-added distributors and partners to focus on key opportunities to market and sell our Astria products. Many of the larger European and Asian service providers represent an opportunity to sell multiple digital TV headends.

Accelerate Market Adoption of Video Over Telco Networks

        To encourage service providers to more rapidly accept the business case for video over telco networks, we are working simultaneously on several initiatives to:

  •
  Continue to educate the market on the viability of existing digital video processing solutions by using our customers as references and benchmarks for prospective customers. To do so, we will continue to host user group conferences, speak at public conferences, issue joint press releases with new customers and arrange meetings between potential and current customers;

  •
  Offer advanced encoding technologies as soon as practical that lower the bit rate of video streams to extend the reach of video over DSL networks and allow new services such as high-definition TV;

  •
  Continue to work with partners to simplify and lower the cost of deploying end-to-end solutions; and

  •
  Continue to work with and lead standards bodies to facilitate the rapid adoption of new technologies and standards.

Partner with Leading Industry Vendors to Provide End-to-End Solutions

        To deliver a complete end-to-end video solution, we are partnering with leading industry vendors that provide key system elements such as broadband access systems, network switches and routers, customer premises set-top boxes, video-on-demand systems and service management software that, together with our Astria content processor products, provide a complete video solution. As a result, we have focused our business development and strategic marketing efforts on working with such partners to facilitate a cost-effective, ready-to-deploy, high-performance solution based on customers' architecture and business requirements. Our strategy with these partners is to design, develop and market end-to-end systems solutions that will allow any form of video content (including broadcast TV, video-on-demand and streaming media from the Internet) to be carried over any telephony network to any TV, personal computer, or mobile end-user device.

Leverage Our Digital TV Headend Expertise in Additional Markets

        We will continue to incorporate software and hardware components developed for our digital TV headend systems into our M2 video processing systems to meet the growing need for advanced surveillance and broadcast applications. Additionally, we will continue to partner with other industry vendors on applications for new potential customers, such as large corporations and educational institutions. We intend to expand and further specialize our video products for surveillance and broadcast TV backhaul applications, and we will seek new distribution channels for our M2 product line.

Selectively Pursue Acquisitions to Expand Our Markets and Product Offerings

        In addition to our internal research and development efforts, we continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge and global customer base. Since 2000, we have completed four acquisitions, including the acquisition of VideoTele.com in November 2002. The products and technologies that we acquired through these acquisitions have facilitated our entry into new markets, expanded our product line in existing markets, and added additional technical expertise to develop new products for evolving markets in the future. Going forward, we anticipate our acquisition efforts will be focused on targets that will extend our existing video-based products and markets.

Our Products

        We design, develop and sell video content processing systems and broadband transport and service management products. Our digital TV headend system enables telephony-based service providers to transport broadcast quality digital video signals across their networks and our digital video transmission systems optimize the delivery of video signals across enterprise, government and education networks. Our broadband transport and service management products enable the transmission of broadband data over existing hotels and private campus networks.

Video Processing Systems

        Our video processing products must interoperate with other products from third parties to enable a complete end-to-end broadcast TV system. To ensure proper interoperation for our customers, we offer a system integration service whereby we purchase, assemble, configure and test key components together before delivering the integrated system to the customer. Typical third-party components include satellite receivers, antennas and decoders, network switches and routers, radio frequency modulation units, and service management software.

  Astria CP (Content Processor)

        Our Astria CP is a digital video processing platform typically used by carriers at a digital TV headend location to convert hundreds of TV channels into low, constant-bit-rate video formats for delivery over any broadband access network. It is a third-generation, chassis-based platform that we have specifically designed for the digital TV marketplace. The Astria CP uses our patent-pending QualView™ software applications to deliver high quality video when converting satellite-based variable bit rate video and audio signals to low, constant-bit-rate content for delivery over telco networks. These QualView applications can separate the desired TV channels from a mix of over 200 channels received from various satellites, lower the bit rate of the desired channels, and convert the video signals to the appropriate network interface and protocol. The Astria CP also supports encoder modules that convert uncompressed video signals to compressed constant-bit-rate video streams.

        Each Astria CP can process up to 200 video and audio channels, depending on the type of processing required. The Astria CP works with various telephone company copper, fiber, or cable networks providing ultimate flexibility when designing a commercial video delivery system. The Astria CP may be populated with a mix of video encoders and flexible processor modules, which in turn may be configured and reconfigured with a simple QualView software download to enable a variety of video processing functions. Up to 12 system modules may be configured within a single Astria chassis.

        Today the Astria CP processes video content in standard MPEG-1 or MPEG-2 formats. We are developing upgrades to the Astria family of products to support the emerging MPEG-4 and Windows Media 9 encoding technologies. These new technologies will provide lower encoding rates and more advanced interactivity than MPEG standards previously provided. We anticipate first commercial availability of these capabilities in the second half of 2004. These capabilities will enable our customers to reach the next stage in bit rate reduction without having to upgrade their complete headend, thus preserving the customer's original investment. This will also enable video streams to be easily viewed from the large base of personal computers running MPEG-4 Windows Media players.

  Astria RCP (Remote Content Processor)

        For service providers delivering digital TV over regional or statewide networks, our Astria RCP provides an affordable way to distribute video signals sourced from a single digital TV headend. The Astria RCP typically accepts pre-processed TV channels from a centralized Astria CP via a fiber backbone network and performs appropriate network and protocol conversion for delivery of the video streams over a variety of telco access networks. The Astria RCP can also be used to encode and compress local TV channels. This flexibility allows service providers to place Astria RCPs at the edge of a fiber optic transport network to deliver aggregated and localized content to a specific region or community. The ability to add or drop channels into the line-up at the edge of the transport network allows service providers to incorporate local programming, advertising, and emergency alert system content. This capability enables a service provider to offer a customized mix of channels and content that is relevant to local subscribers. The Astria RCP comes in two versions, a 12-slot version based on the same chassis as the Astria CP and a 6-slot version. In contrast to the Astria CP, the RCP does not process the high, variable-bit-rate signals received from satellites.

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

  M2 Video Processing Systems for Enterprise and Government Applications

        Our M2 video processing system leverages the software components and hardware modules used within the Astria CP, but M2 products are packaged in a smaller form factor for private enterprise and government markets.

        Our M2-400 system was introduced in the second quarter of 2003 and is our premier digital video system for delivering mission critical, high-quality video in real-time for private network applications. Each M2-400 chassis is designed to hold multiple encoders, decoders and network interfaces. The M2-400 system supports up to 6 system modules in contrast to the Astria CP that supports up to 12 system modules. The M2-400 works across satellite, radio, or fiber networks. An embedded web server controls and manages the M2 product line via an intuitive web-based graphical user interface, enabling administration of the product from any location on the network. The M2-400 is also supported by third-party scheduling software for video conferencing and distance learning applications.

        Our M2-10x system was also introduced in 2003 for video applications that only require a single encoder or decoder per end-point. For example, one of our digital TV headend customers uses the M2-10E at a remote location to encode local events on site for addition to their basic lineup of broadcast TV channels. This capability helps them differentiate their service offering from the national network-based offerings of the satellite television vendors.

Broadband Transport and Service Management Products

        Prior to our entry into the video processing business in November 2002, our primary focus was on the sale of our broadband transport and service management products. The market for these systems is characterized by the need to transport high-speed data signals across private buildings or campus locations, where the only available transmission facility is composed of copper telephone wires. We have been a participant in this market since the introduction of our first XL Ethernet extension product in 1992. Applications within this market include: i) connecting hotel guests to broadband Internet services over the hotel's telephone wires, ii) connecting video surveillance cameras, back office PC's, and railroad station ticket machines to a backbone network, and iii) connecting two local area networks, or LANs, across a business campus without having to run new wires or cables.

        Our Expresso line of products uses proprietary transmission technology to provides a low-cost, easy to install solution that can deliver broadband Internet access to multiple nodes over a single pair of copper wire for broadband Internet applications across multi-tenant complexes such as hotels, apartments and private campus facilities. We recently added Ethernet over very high speed DSL line cards to our existing Expresso chassis. This higher speed application enables our customers to deliver broadcast TV, video-on-demand service, and Internet service throughout a multi-tenant complex.

        Our XL line of Ethernet extension products is often used by individual enterprises to extend their data networks over distances that cannot be accommodated by standard Ethernet wiring. Various XL products operate over distances of up to 20,000 feet, at bit rates up to 10 Mbps, all over a single pair of ordinary telephone wires. In certain situations, these XL products are used in combination with our M2 products to support the encoding of local content to feed digital video headends.

        Our Expresso and XL transport products are augmented by our Expresso subscriber management system, which authenticates users, manages bandwidth and IP addresses, and processes credit card or password information for billing purposes. Subscriber management systems are typically found in hotels that offer broadband Internet service to guests, in campus housing complexes to manage broadband Internet access, and in wireless Wi-Fi "hot spots" such as hotel lobbies and Internet cafes.

Customers and Markets

        Our target customers for our Astria video content processing systems are telephony-based incumbent local exchange companies, independent operating telephone companies and international post, telephone and telegraph companies that aim to deliver advanced video services over their existing copper, fiber or coaxial cable infrastructures. Target customers for our M2 video processing systems include TV broadcasters, government agencies, and educational institutions. Target customers for our broadband data systems are system integrators, competitive carriers for the hospitality industry, and private educational and commercial entities.

Service Providers

        Over 50 independent operating companies, or IOCs, in the United States now use our Astria products to deliver digital TV over DSL and other broadband networks. We installed our first commercial digital TV headend at Chibardun Telephone Cooperative in Dallas, Wisconsin in 2000. Since that time, we have deployed our digital TV headend solution to IOCs that range in size from 5,000 to over 90,000 access lines.

        Our international sales to service providers have been concentrated among three large carriers. In 2002, Telenor AS, Norway's largest telecommunications provider with more than 1.8 million customers, launched digital TV services over its network using an Astria CP. In 2003, PCCW, which acquired the former Hong Kong Telephone Company in 2000, launched service to its customers from an Astria headend and signed up more than 150,000 customers to its Broadband TV service in the first two months after launch. Additionally in 2003, our broadband transport and service management products were deployed by Telefonos de Mexico, S.A., or TelMex, to offer a national "hot spot" wireless Internet in Mexico's major public facilities such as airports, hotel lobbies, restaurants and hospitals.

        We expect the small to medium size independent telephone operating companies in the United States to remain the primary near-term market for Astria products. The larger North American and International carriers continue to explore and test the markets and technologies for DSL-based video services.

Distributors and System Integrators

        We market our broadband transport and service management products to domestic and international system integrators who in turn market and sell our products to educational and government institutions, commercial enterprises, regional competitive service providers and national carriers. Our distributors and system integrators include local resellers, large volume distributors such as Ingram Micro Inc., and international integrators such as Siemens AG in Europe.

Marketing, Sales and Customer Support

  Marketing

        We seek to increase both the demand and visibility of our products in the markets we serve through attendance at major industry tradeshows and conferences, distribution of sales and product literature, operation of a Company web site, direct marketing and ongoing communications with our customers, the press, and industry analysts. As appropriate, we enter into cooperative marketing and/or development agreements with strategic partners that may include key customers, and manufacturers of various products, including radio, fiber, video equipment, set-top boxes and others.

  Sales

        In North America, we sell our products primarily to service providers and through multiple sales channels, including a select group of regional value added resellers, system integrators and distributors. Internationally, we sell and market our products through systems integrators and distributors. We have regional account managers throughout the United States and sales offices in Beijing, China, Hong Kong, and Oxford, England. For the year ended December 31, 2003, we derived 18.4% of our revenue from customers outside of the United States. We believe that our products can serve the substantial emerging market for digital video and high-speed data access products outside of the United States.

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

        Our systems integration group in Cary, Illinois integrates our solution with third-party equipment and then tests, delivers and installs complete headend systems for our customers that require an end-to-end solution.

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

  •
  Use of Industry Standard Components. Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods, and reduce the risks inherent in new design. We maximize the use of third-party software for operating systems and certain protocol stacks, which allows our software engineers to concentrate on hardware-specific drivers, user interface software and advanced features.

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

  •
  Technical Standards Compliance. We design our various systems and product lines to incorporate technical standards developed by worldwide organizations, including International Telecommunications Union, Institute of Electrical and Electronic Engineers, American National Standards Institute, or ANSI, European Telecommunications Standards Institute, or ETSI, and the Full-Service VDSL Committee. Important capabilities supported by these standards include network quality of service, MPEG encoding, Internet Group Management Protocol, Dynamic Host Configuration Protocol, and Network Address Translation.

Intellectual Property

        Our success and ability to compete depends in part upon on our proprietary technology and our ability to protect that technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We currently hold 49 United States patents and have 21 United States patent applications pending. Furthermore, as a result of our acquisition of VTC, Tektronix has agreed not to assert against us or any of our affiliates or customers any of its patents that are based on applications filed prior to November 7, 2002 or that are based on inventions conceived or reduced to practice prior to that date where the assertion relates to our products for generating, processing or delivering video, audio or data for the education, entertainment, conferencing or security markets. We leverage readily available technology and standard components by adding proprietary software enhancements to gain competitive advantage, increase performance and lower cost. In addition, we have substantial trade secrets in the area of processing and managing video streams.

Manufacturing

        We do not manufacture any of our own products. We rely on contract manufacturers and third-party OEMs to manufacture, assemble, test and package our products. We require International Organization for Standardization (ISO) 9002 registration for our contract manufacturers as a condition of qualification. We monitor each contractor's manufacturing process performance through audits, testing and inspections. Each contractor's quality is also rigorously assessed through incoming testing and inspection of packaged products received from each contractor. In addition, we monitor the reliability of our products through in-house repair, reliability audit testing and field data analysis.

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

Competition

        The market for video and broadband data systems is intensely competitive, and we expect that this market will continue to become more competitive in the future. Our immediate competitors for digital TV markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing, marketing and selling new products than we can. In targeting larger telco customers, we expect to compete with larger public companies, including Harmonic, Motorola and Tandberg Television. These competitors have achieved success in providing TV headend components for cable multiple system operators and satellite TV providers. Although their products have been designed specifically to meet the needs of cable networks, we expect these competitors to market some of their products for use in TV over DSL applications. We attribute our success in this market to the quality, cost-effectiveness, and unique capabilities of our Astria video content processing system.

        Our competition in the market for surveillance, distance education, and broadcast applications primarily comes from small private companies and public companies such as Optibase and Tandberg that together offer a wide array of products with special features and functions. A few of these companies also compete with us in the digital TV headend market. Our competitive success in this market has depended upon having the right form factor and set of features required for a specific application, our long established distribution channels, and our ability to quickly modify an existing product to support the required features.

        Our broadband transport and service management products business tends to compete against public network equipment providers, such as Paradyne Corporation, and private and foreign companies. To maintain our competitive position in the private broadband market, we have focused our product development efforts on cost reduction and feature enhancement. Our expertise in particular vertical markets such as the hospitality industry, and our relationships with system integrators in those markets allow us to compete more effectively against larger competitors. We believe that we are among the market leaders for broadband systems in the United States hospitality industry.

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

Available Information

        Our Annual Report on Form 10-K, as amended, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.tutsystems.com when such reports are available on the Securities and Exchange Commission website. The contents of our website are not incorporated into this Form 10-K/A.

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

ITEM 3.    LEGAL PROCEEDINGS

Whalen v. Tut Systems, Inc. et al

        On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaint also names as defendants the underwriters for our initial public offering and secondary offering. Similar suits were filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Therefore, for pretrial purposes, the Whalen action is being coordinated with the approximately 300 other suits before United States District Court Judge Shira Scheindlin of the Southern District of New York under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Whalen action, namely, Nelson Caldwell, Salvatore D'Auria and Matthew Taylor, were dismissed without prejudice by an October 9, 2002 Order of the Court, approving the parties' October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order denying our motion to dismiss.

        In June and July 2003, nearly all of the issuers named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the "issuer-defendants"), including our Company, approved a tentative settlement proposal that is reflected in a memorandum of understanding. Our Board of Directors approved the memorandum of understanding in June 2003 on certain conditions, including the number of issuers participating in the settlement. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of our control, including approval by the Court. The underwriter-defendants in the In Re Initial Public Offering Securities Litigation (collectively, the "underwriter-defendants"), including the underwriters named in the Whalen suit, are not parties to the memorandum of understanding.

        The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on our behalf will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount that we would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, we would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of December 31, 2003, we have not accrued a liability for this matter.

In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the "Securities Litigation Action").

        Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of investors who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the "Securities Litigation Action"). Lead plaintiffs and lead counsel for plaintiffs were appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants reached a settlement of the Securities Litigation Action in December 2003. Subject to preliminary and final approval by the Court, our insurance carriers agreed to pay $10 million, on our behalf, to settle the suit. The settlement includes a release of all defendants. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carriers agreed to pay the entire $10 million settlement amount and, therefore, recovery from the insurance carriers was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The insurance carriers paid the settlement amount to plaintiffs' escrow agent in January 2004. The Court preliminarily approved the settlement on February 24, 2004. The settlement amount will be paid out of escrow if and when the Court finally approves the settlement. A hearing before the Court to consider final approval of the terms of settlement is currently scheduled for May 14, 2004. Because the settlement is subject to Court approval, there is no guarantee the settlement will become final.

Lefkowitz v. D'Auria, et al

        On March 19, 2003, Chesky Lefkowitz, one of our stockholders, filed a derivative complaint entitled Lefkowitz v. D'Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of our current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment, and improper insider stock trading based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys' fees. On May 21, 2003, we and the individual defendants filed separate demurrers to the complaint. We and the individual defendants reached a settlement of the derivative action in December 2003. The settlement involves our adoption of certain corporate governance measures and payment of attorneys' fees and expenses to the derivative plaintiff's counsel in the amount of $722,000 and an incentive award to the derivative plaintiff in the amount of $3,000. We have recorded a liability in our financial statements for the proposed amount of the settlement. In addition, because the insurance carrier involved in this suit agreed to pay the entire $725,000 settlement amount and, therefore, recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The settlement was approved by the Court on January 12, 2004, and, shortly thereafter, the insurance carrier paid the settlement amount to the derivative plaintiff's counsel. The settlement includes a release of our company and the individual defendants.

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

        On April 5, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $4.35 per share. As of January 26, 2004, there were 20,276,454 shares of our common stock outstanding and approximately 294 holders of record of our common stock.

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

	Fiscal Year Ended December 31,
	1999	2000	2001	2002(5)	2003(5)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$27,807	$71,991	$13,748	$9,371	$32,192
Cost of goods sold	15,459	69,983 (3)	40,489 (2)	13,909 (1)	15,646

Gross profit (loss)	12,348	2,008	(26,741)	(4,538)	16,546

Operating expenses
Sales and marketing	10,523	19,945	12,413	8,695	7,479
Research and development	7,618	17,149	15,044	12,337	7,909
General and administrative	4,884	34,487 (4)	10,148	5,060	4,476
Restructuring costs	—	—	2,311	9,147	292
In-process research and development	2,600	800	1,160	562	—
Impairment of intangible assets	—	—	32,551	—	128
Amortization of intangible assets	52	7,623	8,085	1,304	1,809

Total operating expenses	25,677	80,004	81,712	37,105	22,093

Loss from operations	(13,329)	(77,996)	(108,453)	(41,643)	(5,547)
Impairment of certain equity investments	—	(3,100)	—	(592)	—
Interest and other income, net	1,595	6,998	4,127	610	30

Net loss	(11,734)	(74,098)	(104,326)	(41,625)	(5,517)
Dividend accretion on preferred stock	(235)	—	—	—	—

Net loss attributable to common stockholders	$(11,969)	$(74,098)	$(104,326)	$(41,625)	$(5,517)

Net loss per common share attributable to common stockholders, basic and diluted	$(1.12)	$(4.98)	$(6.39)	$(2.45)	$(0.28)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,729	14,866	16,326	16,957	19,996

	December 31,
	1999	2000	2001	2002	2003 (Restated)(6)
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,236	$102,614	$49,367	$25,571	$14,370
Working capital	44,416	110,920	51,484	24,396	21,815
Total assets	65,356	205,588	78,992	39,729	42,771
Long-term debt	—	—	—	3,262	3,523
Total stockholders' equity	51,522	166,173	66,096	28,231	23,655

(1)
Includes reserves for excess and obsolete inventory of $7,125.

(2)
Includes reserves for excess and obsolete inventory of $34,237.

(3)
Includes provision for loss on purchase commitments and abandoned products of $27,223.

(4)
Includes provision for doubtful accounts of $22,546.

(5)
Includes effect of acquisition of VideoTele.com on November 7, 2002.

(6)
See Note 2 to our financial statements regarding the restatement.

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

Overview

Our Business

        We design, develop, and sell digital video processing systems that enable telephony-based service providers to deliver broadcast quality digital video signals across their networks. We refer to these systems as digital TV headends or video content processing systems. We also offer digital video processing systems that enable private enterprise and government entities to transport video signals across satellite, fiber, radio, or copper facilities for surveillance, distance learning, and TV production applications.

        We also offer broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

Our History

        Prior to November 2002, most of our sales were derived from our broadband transport and service management products. In 2000 and 2001, we acquired three companies (FreeGate Corporation, Xstreamis Limited and ActiveTelco, Inc.) and the assets from two other companies (OneWorld Systems, Inc. and ViaGate Technologies, Inc.) in order to expand our sales of broadband transport and service management products. However, the significant downturn in the world economy in general, and the telecommunications market in particular, beginning in late 2000 had a severe and sustained adverse effect on our business, financial condition and results of operations. Our sales of broadband transport and service management products decreased substantially beginning in 2001, which required us to take a number of restructuring efforts and incur significant impairment and other charges in order to realign our cost structure in light of the economic environment. For the period January 1, 2001 through December 31, 2002, we incurred an aggregate of $32.6 million in intangible asset impairment charges and $11.5 million in restructuring charges. In 2003, sales from our broadband transport and service management products stabilized, as we began to experience an improvement in sales of broadband transport and service management products to the hospitality industry.

        With our November 2002 acquisition of Tektronix's subsidiary VTC, we extended our product offerings to add video processing systems for digital TV headends and for the transmission of video signals over private and government networks. The acquisition of VTC resulted in significant changes in our business, including: (1) changes in our organizational structure and employee staffing; (2) relocation of our administrative offices, executive offices (as of January 2004) and a significant portion of our operations from Pleasanton, California to Lake Oswego, Oregon, the prior headquarters of VTC; (3) an expansion of our sales and marketing efforts to include VTC products; and (4) a reprioritization of our research and development efforts to focus on products that we acquired in our acquisition of VTC. With our acquisition of VTC, sales of video processing systems now represent a majority of our total revenues and will provide most of our growth opportunities in the foreseeable future.

        We earn revenue primarily by selling video content processing systems both directly and through resellers to telecommunications service providers. We also earn revenue by selling video transmission systems to TV broadcasters, government agencies and educational institutions, and by selling broadband transport and service management products directly and through distributors to the hospitality industry and to owners of private multi-tenant campus facilities.

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

Material Trends and Uncertainties

        We pay close attention to and monitor various trends and uncertainties emerging in the markets we serve. There is a growing demand by independent operating telephone companies to offer video services to their customer base. According to a report released by InStat/MDR in April 2003, the number of telco video subscribers worldwide will increase from 572,000 at the end of 2003 to over 19.0 million by the end of 2007. While this growing market presents opportunities to serve a larger customer base, we are also seeing the emergence of intense competition as more companies compete to sell digital TV headend products. We expect this market space will continue to become more competitive in the future. As we begin to target larger telco customers, we expect to compete with larger public companies, including Harmonic, Motorola and Tandberg Television. Our immediate competitors in the digital TV headend markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing, marketing and selling new products than we are able to. In addition, these companies may become targets for acquisition by larger companies, in which case we would face competitors with substantially greater name recognition, and technical, financial and marketing resources than we have.

        The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these new technologies to maintain our market position. The bandwidth and distance limitations of the copper based "last mile" constrain both the number of video channels that may be delivered simultaneously over a DSL network and the number of customers that are reachable from a telco central office. Emerging advancements in video compression technology will soon enable high quality video streams to be transported at lower bit rates than currently deployed. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. Additionally, there are DSL advancements emerging that expand the available downstream bandwidth thereby supporting higher DSL bit rates over longer distances. The combination of these technology advancements will enable telcos to reach a higher percentage of their customers with a larger number of video channels. While DSL technology will continue to dominate telco broadband networks for the foreseeable future, telephone companies are beginning to construct fiber networks to their customers' homes. Though fiber-to-the-home will eliminate bandwidth limitations on delivering higher speed data services and high-quality video offerings, telephone companies deploying fiber-to-the-home will require advanced video processing to convert signals between multiple protocols used in their networks.

Internal Controls and Disclosure Controls and Procedures

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

        In connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP, the Company's independent auditors, advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considers to be material weaknesses, as defined by Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit." PricewaterhouseCoopers LLP identified the following two material weaknesses in our internal controls and processes:

  1.
  Our internal controls are inadequate to properly record our inventory quantities in an accurate and timely manner; and

  2.
  Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers' records, considering what the suppliers had shipped to us prior to period end.

        While these material weaknesses had an immaterial effect on our reported results, they may nevertheless constitute deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2003, that our disclosure controls and procedures needed improvement and were not adequately effective. Management believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made, in this Form S-3.

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

Definitions for Discussion of Results of Operations

        Our discussion of our results of operations focuses on the following items from our income statement: Total revenues consists of product sales, and license and royalty fees. Product revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Product revenue also consists of revenue from our broadband transport and service management products. License and royalty fees consist of non-refundable license fees and royalties received by us for products sold by our licensees. Since our acquisition of VTC, a large part of our quarterly revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue for each quarter. If we were to sell even one less system than our forecasted number of headend sales per quarter, our quarterly revenue would be materially impacted. As we did not enter into any new license or royalty agreements during 2001, 2002 or 2003, we expect that our license and royalty revenue will decrease in the foreseeable future. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years' acquisitions.

Restatement

        Subsequent to issuance of the December 31, 2003 consolidated financial statements, management determined that it should have reflected a liability of $10 million for the In re: Tut Systems Inc. Securities Litigation matter (see Note 9 to the consolidated financial statements) and $725,000 for the Lefkowitz v. D'Auria matter (see Note 9 to the consolidated financial statements) as of December 31, 2003. In addition, the consolidated financial statements should have reflected a receivable from the Company's insurance carriers of $10,725,000. Consequently, the Company has restated its December 31, 2003 balance sheet to reflect these matters. These adjustments had no effect on the consolidated statements of operations, the consolidated statements of stockholders' equity or the consolidated statements of cash flows.

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

        Total Revenues.    For the year ended December 31, 2003, our total revenues increased by 243.5% to $32.2 million from $9.4 million for the year ended December 31, 2002. During this same period, our product revenue increased by 266.7% to $31.5 million from $8.6 million for the year ended December 31, 2002. This $22.9 million increase in product revenue was due solely to the sale of our video processing systems. Fiscal year 2003 was the first full year that included revenue from our VTC acquisition in November 2002. During 2003, we experienced a growing demand for our video processing systems from independent operating telephone companies as they in turn experienced increasing demand for video services in the markets they serve. Product revenue from the sale of our broadband transport and service management products changed by less than 0.5% from 2002 to 2003. For the year ended December 31, 2003, our license and royalty revenue decreased by 9.0% to $0.7 million from $0.8 million for the year ended December 31, 2002. We expect sales related to VTC products to continue to increase in 2004 and sales relating to our broadband transport and service management products to also increase in 2004, but a lower rate of increase.

        For the year ended December 31, 2002, our product revenue decreased by 33.3% to $8.6 million from $12.9 million for the year ended December 31, 2001. This year-over-year decrease of $4.3 million in product revenue was primarily due to decreased sales of our broadband transport and service management products of $5.4 million, partially offset by sales of our video processing systems of $1.1 million. For the year ended December 31, 2002, our license and royalty revenue decreased by 10.5% to $0.8 million from $0.9 million for the year ended December 31, 2001.

        Cost of Goods Sold.    For the year ended December 31, 2003, our cost of goods sold increased by 12.5% to $15.6 million from $13.9 million for the year ended December 31, 2002. Cost of goods sold increased by $1.7 million between 2002 and 2003, primarily due to costs associated with increased product sales, particularly from sales related to video processing systems of $11.3 million, partially offset by the effects of changes in our reserves for excess and obsolete inventories of $8.6 million and decreases in costs associated with sales of our broadband transport and service management products of $1.0 million. In 2003, we reduced our reserves for excess and obsolete inventories by $1.5 million because we were able to sell certain products for which we had originally set aside reserves in prior years. These reserves were primarily related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future based on the continued decline in the telecommunications market and current economic conditions. These changes in reserves are reflected in cost of goods sold. Our gross profit improved in 2003 compared to 2002 due to the increased sales volume relating to VTC products resulting in a gross margin increase of $11.5 million, reduction in cost of goods sold for our broadband transport and service management products of $1.0 million and the effect of changes in our reserves of $8.6 million.

        For the year ended December 31, 2002, our cost of goods sold decreased by 65.6% to $13.9 million from $40.5 million for the year ended December 31, 2001. This $26.6 million decrease in cost of goods sold between 2002 and 2001 was primarily due to a smaller provision for excess and obsolete inventory in 2002 of $7.1 million compared with a provision of $34.2 million in 2001, and decreased cost of sales of our broadband transport and service management products of $0.8 million partially offset by increased cost of goods sold of $1.3 million for our video processing systems. The large provision for reserves in 2001 was a result of industry-wide developments during 2000 and 2001 that included the write down of significant amounts of inventory by our competitors, the proliferation of lower-priced competitive products resold as a result of competitors' bankruptcies and write-offs, a protracted slowdown in the broader telecommunications market and the indefinite postponement of capital expenditures by our customers.

        Sales and Marketing.    For the year ended December 31, 2003, our sales and marketing expenses decreased by 14.0% to $7.5 million from $8.7 million for the year ended December 31, 2002. The decrease of $1.2 million in sales and marketing expense in 2003 when compared with 2002 was due to a year-over-year decrease of $0.4 million of personnel related costs a $0.3 million decrease in depreciation expense and a $0.5 million decrease in facilities and infrastructure expenses.

        For the year ended December 31, 2002, sales and marketing expense decreased by 30.0% to $8.7 million from $12.4 million for the year ended December 31, 2001. The decrease of $3.7 million in sales and marketing expense in 2002 compared with 2001 included a decrease in travel expenses of $0.5 million, a decrease of $2.0 million in personnel related costs, and a $0.4 million decrease in outside services expenses. These cost reductions were made to reduce our expenses in response to our declining revenues. Also contributing to the year-over-year decrease was a $0.4 million reduction in commission expenses resulting from lower revenue in 2002 when compared with 2001.

        Research and Development.    For the year ended December 31, 2003, our research and development expense decreased by 35.9% to $7.9 million from $12.3 million for the year ended December 31, 2002. The $4.4 million decrease in our research and development expense for 2003 when compared with 2002 was primarily due to a year-over-year decrease of $1.8 million in personnel related costs, a $1.2 million decrease in project materials costs and a $1.3 million decrease in facilities and infrastructure expenses. We continued to reduce research and development expenses in 2003 to bring them into better alignment with our current revenues. Our capital expenditures for research and development were $0.3 million in 2002 and $1.1 million in 2003. In total, we expect capital expenditures for research and development to decrease in 2004.

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

        General and Administrative.    For the year ended December 31, 2003, our general and administrative expense decreased by 11.5% to $4.5 million from $5.1 million for the year ended December 31, 2002. The $0.6 million decrease in our general and administrative expense for 2003 when compared with 2002 included decreases of $0.4 million in personnel expenses, $0.6 million in depreciation expense, $0.7 million in professional services expenses, and $0.6 million in insurance. Partially offsetting these year-over-year expense reductions was the benefit of a $2.3 million bad debt recovery in 2002 that was not repeated in 2003. We recorded as an expense $10.7 million relating to our pending settlement of certain litigation matters. We also recorded an equal and offsetting gain to reflect the fact that, as of December 31, 2003, our insurance carriers had agreed to pay the settlement amounts.

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

        Amortization of Intangible Assets.    Amortization of intangible assets is comprised of intangibles related to the acquisitions of Vintel in 1999, FreeGate, OneWorld assets and Xstreamis in 2000, ActiveTelco and ViaGate assets in 2001, and VTC in 2002. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the year ended December 31, 2003, amortization of intangible assets increased by 38.5% to $1.8 million from $1.3 million for the year ended December 31, 2002. The $0.5 million increase in 2003 when compared with 2002 was primarily the result of a full year of the additional amortization associated with the intangible assets arising from our VTC acquisition in November 2002.

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

        Impairment of Certain Equity Investments.    Impairment of certain equity investments consisted of the recognition of expense related to the write-off of $0.6 million invested in one privately-held company during the year ended December 31, 2002. The value of our investment was impaired due to uncertainty associated with the on-going viability of this business in the current network infrastructure industry. There was no such impairment of our equity investments for the year ended December 31, 2003.

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

        Cash used in operating activities was $10.9 million for the year ended December 31, 2003, compared with $24.3 million for the year ended December 31, 2002. The reduced cash used in operating activities was primarily due to a significantly lower net loss in 2003 compared with 2002, that was partially offset by lower non-cash charges for depreciation, no charge for abandonment of fixed assets, and a smaller provision for excess and obsolete inventory and abandoned products in 2003, compared with the same period in 2002. Partially offsetting the reduced net loss was an increase in accounts receivable, due to the recognition of more revenue earned in the last month of the fourth quarter of 2003 compared with the same period in 2002. Included in the cash used in operating activities for the year ended December 31, 2002 were two payments in an aggregate amount of $3.7 million to Arrow Electronics, Inc. in connection with the settlement of a dispute regarding the Company's purchase commitments to Arrow.

        Additions to property and equipment were $1.2 million in 2003, compared with $0.4 million in 2002, primarily reflecting an increased investment in research and development assets. In 2004 we expect capital expenditures to be comparable to 2003. We expect these capital expenditures to be funded from operations.

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

        The following table sets forth our contractual obligations as of December 31, 2003:

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

        In connection with the settlement of certain legal matters in December 2003, we have recorded a liability and a receivable, each in the amount of $10.7 million, in our December 31, 2003 balance sheet. This amount will be paid by our insurance carriers, and accordingly, such liability is not reflected in the above table. The settlement amount will be reversed from our balance sheet during 2004, until such time as the settlements are formally approved by the respective courts.

        We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2003, we incurred a net loss of $5.5 million, negative cash flows from operating activities of $10.9 million, and have an accumulated deficit of $282.1 million.

        We believe that the cash and cash equivalents as of December 31, 2003 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months. In future periods, we generally anticipate that our working capital will begin to increase as a result of several factors, including our expectation that our revenue will continue to increase on a period-to-period basis, we have completed payments for past inventory purchase commitments and that our prior restructurings and expense reduction efforts will result in operational expenditures that are more in line with our expected revenue. We expect the amount of cash used to fund our operations to decrease in 2004. However, in the event that general economic conditions worsen, we may require additional cash to fund our operations. We plan to seek additional equity funding in the first quarter of 2004 to provide working capital, fund potential acquisitions and potentially redeem the VTC acquisition indebtedness. We cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

        Revenue recognition.    We generate revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of our software products. We sell products through direct sales channels and through distributors. Generally, product revenue is generated from the sale of video processing systems and components and the sale of broadband transport and service management products. Turnkey solution revenue is principally generated by the sale of complete end-to-end video processing systems that are designed, developed and produced according to a buyer's specifications.

        Product revenue is generated primarily from the sale of complete end-to-end video processing systems generally referred to as turnkey solutions. Turnkey solutions are multi-element arrangements, which consist of hardware products, software products, professional services and post contract support. Sales of turnkey solutions are classified as product revenue in the statement of operations.

        Product revenue is also generated from the sale of video processing component products and the sale of broadband transport and service management products. We sell these products through our own direct sales channels and also through distributors.

        Our revenue recognition policies for turnkey solutions are in accordance with SOP 97-2, Software Revenue Recognition, as amended, which is the authoritative guidance for recognizing revenue on software transactions and transactions in which software is more than incidental to the arrangement. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as hardware, software products, maintenance services, installation, training or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2, as amended. SOP 97-2 was amended in February 1998 by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and was amended again in December 1998 by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement.

        In the case of software arrangements that require significant production, modification or customization of software, which encompasses all of our turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the PCS element of the multi-element arrangement, for which we have established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of-completion method, as stipulated by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

        For direct sales of video processing systems component products not included as part of turnkey solutions and the direct sale of broadband transport and service management products, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

        Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility of the arrangement fee. Management's judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We sell to customers for which there is a history of successful collection and to new customers for which such history may not exist. New customers are subject to a credit review process, which evaluates the customers' financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

        We also maintain accruals and allowances for all cooperative marketing and other programs, as necessary. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized, as necessary. Our products generally carry a one year warranty from the date of purchase. To date, warranty costs have been insignificant to the overall financial statements taken as a whole.

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

        During 2001, we determined that certain intangible long-lived assets were impaired and recorded a loss of $32.5 million accordingly under SFAS No. 121. No such impairment was recorded in 2002. During 2003, we determined that certain intangible long-lived assets were impaired and recorded a loss of $0.1 million under SFAS No. 144. Future events could cause us to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Legal contingencies.    We are currently involved in certain legal proceedings as discussed in our consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in certain of these legal proceedings. We recorded a liability for the In re Tut Systems, Inc. Securities Litigation and the Lefkowitz matters, as well as an equal and corresponding receivable. We have not recorded a liability for the Whalen matter as a consequence of several uncertainties. As additional information becomes available, we will assess the potential liability related to these litigation matters and may revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations, financial condition or cashflows.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. SFAS

No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted the provisions of FAS 142 on January 1, 2002.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements," and subsequently revised in December 2003 with the issuance of FIN 46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004. We do not believe that the adoption of this Interpretation will have a material impact on our results of operations, financial position or cash flows.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

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

        We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of December 31, 2003, we had an accumulated deficit of $282.1 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, if we do so, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenditures. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

        Our primary competitors in the digital TV headend market are small private companies that are focused on a more narrow product line than ours, thereby allowing these competitors to devote substantially more targeted resources to developing and marketing new products than we can. As we begin to target larger telco customers for our video content processing systems, we expect more competition from large public companies like Harmonic, Inc., Tandberg Television ASA, and Motorola, Inc., all of which have substantially greater financial, technical and other resources than we do. These competitors have achieved success in providing headend components for cable multiple system operators and satellite TV providers and, we expect these competitors to market some of their products for use in TV over DSL applications. For example, in the past, Harmonic provided video content processing systems to SaskTel, a large Canadian telephone service provider. Harmonic also recently announced that it will provide video content processing systems to Video Networks Limited, a video-over-DSL provider in the United Kingdom.

        Our competition in the market for video transmission processing products primarily comes from small private companies such as SkyStream Networks and public companies such as Optibase Inc. and Tandberg Television that together offer a wide array of products with special features and functions. Our broadband transport and service management business tends to compete against public, private and foreign network equipment companies.

        To the extent that any of these current or potential future competitors enter or expand further into our markets, develop superior technology and products or offer superior prices or performance features relative to our products, such competition could result in lost sales and severe downward pressure on our pricing, either of which would adversely affect our revenue and profitability.

Commercial acceptance of any technological solution that competes with technology based on communication over copper telephone wire could materially and adversely impact demand for our products, our revenue and growth strategy.

        The markets for video content processing, transmission and high-speed data access systems and services are characterized by several competing communication technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities. Many of our products are based on communication over copper telephone wire. Because there are physical limits to the speed and distance over which data can be transmitted over copper wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. Our customer base is concentrated on telephone service providers that have a large investment in copper wire technology. If these customers lose market share to their competitors who use competing technologies that are not as constrained by physical limitations as copper telephone wire, and that are able to provide faster access, greater reliability, increased cost-effectiveness or other advantages, demand for our products will decrease. Moreover, to the extent that our customers choose to install fiber optic cable or other transmission media as part of their infrastructure, or to the extent that homes and businesses install other transmission media within buildings, demand for our products may decline. The occurrence of any one or more of these events would harm demand for our products, which would thereby adversely affect our revenue and growth strategy.

If the projected growth in demand for video services from telephone service providers does not materialize or if our customers find alternative methods of delivering video services, future sales of our video content processing systems will suffer.

        We manufacture video content processing systems that enable telephone service providers to offer video services to their customers. Our customers, the telephone service providers, face competition from cable companies, satellite service providers and wireless companies. For some users, these competing solutions provide fast access, high reliability and cost-effective solutions for delivering data, including video services. Telephone service providers hope to maintain their market share in their core business of voice telephony as well as increase their revenue per customer by offering their customers more services, including video services and high-speed data services. However, if the telephone service providers find alternative ways of maintaining and growing their market share in their core business that do not require that they offer video services, demand for our products will decrease substantially. Moreover, if technological advancements are developed that allow our customers to provide video services without upgrading their current system infrastructure, or that offer our customers a more cost-effective method of delivering video services, sales of our video content processing systems will suffer. Alternatively, even if the telephone service providers choose our video content processing systems, the service providers may not be successful in marketing video services to their customers, in which case our sales would decrease substantially.

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

        As a result, our quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and may not provide an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the trading price of our common stock.

If we fail to accurately forecast demand for our products, our revenue, profitability and reputation could be harmed.

        We rely on contract manufacturers and third-party equipment manufacturers, or OEMs, to manufacture, assemble, test and package our products. We also depend on third-party suppliers for the materials and parts that constitute our products. Our reliance on contract manufacturers, OEMs and third-party suppliers requires us to accurately forecast the demand for our products and coordinate our efforts with those of our contract manufacturers, OEMs and suppliers. We often make significant up-front financial commitments with our contract manufacturers, OEMs and suppliers in order to procure the raw materials and begin manufacturing and assembly of the products. If we fail to accurately forecast demand or coordinate our efforts with our suppliers, OEMs and contract manufacturers, we may face supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products, which could lead to the loss of existing or potential customers and could thereby result in lost sales and damage to our reputation, which would adversely affect our revenue and profitability. Further, we outsource the manufacturing of our products based on forecasts of sales. If orders for our products exceed our forecasts, we may have difficulty meeting customers' orders in a timely manner, which could damage our reputation or result in lost sales. Conversely, if our forecasts exceed the orders we actually receive and we are unable to cancel future purchase and manufacturing commitments in a timely manner, our inventory levels would increase. This could expose us to losses related to slow moving and obsolete inventory, which would have a material adverse effect on our profitability.

If we fail to develop and introduce new products in response to the rapid technological changes in the markets in which we compete, we will not remain competitive.

        The markets for video content processing, transmission and high-speed data access systems are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end-user requirements and evolving industry standards. To remain competitive, we must continually improve the performance, features and reliability of our products. For example, advancements in compression technology are leading the video content processing industry to begin the transition to next generation compression standards. These advances will allow for further reductions in the bandwidth required to deliver standard definition video channels and introduce the possibility of delivering high-definition television over bandwidth constrained ADSL lines for the first time. Further advances in compression technology, or the emergence of new industry standards would require that we further redesign our products to incorporate, and remain compatible with, emerging technologies and industry standards.

        We cannot assure you that we will be able to respond quickly and effectively to technological change. We may have only limited time to enter certain markets, and we cannot assure you that we will be successful in achieving widespread acceptance of our products before competitors can offer products and services similar or superior to our products. If we fail to introduce new products that address technological changes or if we experience delays in our product introductions, our ability to compete would be adversely affected, thereby harming our revenue, profitability and growth strategy.

We depend on international sales for a significant portion of our revenue, which subjects our business to a number of risks. If we are unable to generate significant international sales, our revenue, profitability and share price could be materially and adversely affected.

        Sales to customers outside of the United States accounted for approximately 56.3%, 43.0% and 18.4% of revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

        We expect sales to customers outside of the United States to represent a significant and growing portion of our revenue. However, we cannot assure you that foreign markets for our products will develop at the rate or to the extent that we anticipate. If we fail to generate significant international sales, our revenue, profitability and share price could be materially and adversely affected.

Fluctuations in interest and currency exchange rates may decrease demand for our products.

        Substantially all of our foreign sales are invoiced in U.S. dollars. As a result, fluctuations in currency exchange rates could cause our products to become relatively more expensive for international customers, thereby reducing demand for our products. We anticipate that we will generally continue to invoice foreign sales in U.S. dollars. We do not currently engage in foreign currency hedging transactions. However, as we expand our current international operations, we may allow payment in foreign currencies and, as a result, our exposure to foreign currency transaction losses may increase. To reduce this exposure, we may purchase forward foreign exchange contracts or use other hedging strategies. However, we cannot assure you that any currency hedging strategy would be successful in avoiding exchange-related losses. Any such losses would adversely impact our profitability.

If our contract manufacturers, third-party OEMs and third-party suppliers fail to produce quality products or parts in a timely manner, we may not be able to meet our customers' demands.

        We do not manufacture our products. We rely on contract manufacturers and OEMs to manufacture, assemble, package and test substantially all of our products and to purchase most of the raw materials and components used in our products. Additionally, we depend on third-party suppliers to provide quality parts and materials to our contract manufacturers and OEMs, and we obtain some of the key components and sub-assemblies used in our products from a single supplier or a limited group of suppliers. Neither we nor our contract manufacturers or OEMs have any guaranteed supply arrangements with the suppliers. If our suppliers fail to provide a sufficient supply of key components, we could experience difficulties in obtaining alternative sources at reasonable prices, if at all, or in altering product designs to use alternative components. Moreover, if our contract manufacturers or OEMs fail to deliver quality products in a timely manner, such failure would harm our ability to meet our scheduled product deliveries to customers. Delays and reductions in product shipments could increase our production costs, damage customer relationships and harm our revenue and profitability. In addition, if our contract manufacturers and OEMs fail to perform adequate quality control and testing of our products, we would experience increased production costs for product repair and replacement, and our profitability would be harmed. Moreover, defects in products that are not discovered in the quality assurance process could damage customer relationships and result in product returns or product liability claims, each of which could harm our revenue, profitability and reputation.

Design defects in our products could harm our reputation and our revenue, profitability and reputation.

        Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause customers to cancel or delay their orders for our products, reduce revenue or render our product designs obsolete. In any of these events, we would be required to devote substantial financial and other resources for a significant period of time to develop new product designs. We cannot assure you that we would be successful in addressing any design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our revenue, profitability and reputation.

Our business depends on the integrity of our intellectual property rights. If we fail to adequately protect our intellectual property, our revenue, profitability, reputation or growth strategy could be adversely affected.

        We attempt to protect our intellectual property and proprietary technology through patents, trademarks and copyrights, by generally entering into confidentiality or license agreements with our employees, consultants, vendors, strategic partners and customers as needed, and by generally limiting access to and distribution of our trade secret technology and proprietary information. However, any of our pending or future patent or trademark applications may not ultimately be issued as patents or trademarks of the scope that we sought, if at all, and any of our patents, trademarks or copyrights may be invalidated, deemed unenforceable, or otherwise challenged. In addition, other parties may circumvent or design around our patents and other intellectual property rights, may misappropriate our proprietary technology, or may otherwise develop similar, duplicate or superior products. Further, the intellectual property laws and our agreements may not adequately protect our intellectual property rights and effective intellectual property protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

        The telecommunications and data communications industries are characterized by the existence of extensive patent portfolios and frequent intellectual property litigation. From time to time, we have received, and may in the future receive, claims that we are infringing third parties' intellectual property rights. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, divert management time and attention and other resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us. In addition, any such litigation could force us to cease selling or using certain products or services, or to redesign such products or services. Further, we may in the future initiate claims or litigation against third-parties for infringement of our intellectual property rights or to determine the scope and validity of our intellectual property rights or those of competitors. Such litigation could result in substantial costs and diversion of resources. Any of the foregoing could have an adverse effect upon our revenue, profitability, reputation or growth strategy.

If we fail to provide our customers with adequate and timely customer support, our relationships with our customers could be damaged, which would harm our revenue and profitability.

        Our ability to achieve our planned sales growth and retain customers will depend in part on the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could thereby prevent us from gaining new customers and could harm our revenue and profitability.

If we fail to manage our expanding operations, our ability to increase our revenues and improve our results of operations could be harmed.

        We anticipate that, in the future, we may need to expand certain areas of our business to grow our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on selling our products to the larger, more established service providers. To manage our operations, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third-parties. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. If we are unable to manage our operations effectively, our revenue, operations and share price could be harmed.

If we are unable to address the material weaknesses in our internal controls that our auditors identified in the fourth quarter of fiscal 2003, such weaknesses could materially and adversely affect our ability to provide the public with timely and accurate material information about our company, which could harm our reputation and share price.

        In January 2004, our auditors identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our CEO and CFO determined that, as of December 31, 2003, our disclosure controls and procedures were not sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC. These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting. (See page 20 of this Form 10-K/A for further discussion of these weaknesses.) In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Exchange Act and the rules promulgated thereunder. If we cannot do so, investors will sell our shares and industry analysts will either make incorrect recommendations about our company or else end coverage of our company altogether, any of which results could harm our reputation and adversely impact our share price.

We are currently engaged in two securities class action lawsuits, either of which, if they were to result in an unfavorable resolution, could adversely affect our reputation, profitability and share price.

        We are currently engaged as a defendant in two lawsuits (i.e., In re Tut Systems, Inc. Securities Litigation and Whalen v. Tut Systems, Inc. et al.) that allege securities law violations against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. While we have reached settlements with the plaintiffs in these lawsuits, the settlements are subject to certain contingencies, including court approval of the terms of settlement. If the courts do not approve these settlements, or any other applicable contingencies are not resolved or otherwise addressed, we would be required to resume litigation in these matters. If we were to resume litigation in these matters, there is no assurance that we would prevail and, if either of the outcomes of such litigation were unfavorable to us, our reputation, profitability and share price could be adversely affected.

If our products do not comply with complex government regulations, our product sales will suffer.

        We and our customers are subject to varying degrees of federal, state and local as well as foreign governmental regulation. Our products must comply with various regulations and standards defined by the Federal Communications Commission, or FCC. The FCC has issued regulations that set installation and equipment standards for communications systems. Our products are also required to meet certain safety requirements. For example, Underwriters Laboratories must certify certain of our products in order to meet federal safety requirements relating to electrical appliances to be used inside the home. In addition, certain products must be Network Equipment Building Standard certified before certain of our customers may deploy them. Any delay in or failure to obtain these approvals could harm our business, financial condition or results of operations. Outside of the United States, our products are subject to the regulatory requirements of each country in which our products are manufactured or sold. These requirements are likely to vary widely. If we do not obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our products where these regulations apply, which could prevent us from maintaining or growing our revenue or achieving profitability.

        In addition, regulation of our customers may adversely impact our business, operating results and financial condition. For example, FCC regulatory policies affecting the availability of data and Internet services and other terms on which telecommunications companies conduct their business may impede our entry into certain markets. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards, generally following extensive investigation of competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may harm our sale of products to these customers.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to manage our business successfully, which could materially and adversely affect our growth strategy, reputation and share price.

        We depend on the performance of Salvatore D'Auria, our President, Chief Executive Officer and Chairman of the Board, and on other senior management and technical personnel with experience in the video and data communications, telecommunications and high-speed data access industries. The loss of any one of them could harm our ability to execute our business strategy, which could adversely affect our reputation and share price. Additionally, we do not have employment contracts with any of our executive officers. We believe that our future success will depend in large part on our continued ability to identify, hire, retain and motivate highly skilled employees who are in great demand. We cannot assure you that we will be able to do so.

We routinely evaluate acquisition candidates and other diversification strategies.

        We have completed a number of acquisitions as part of our efforts to expand and diversify our business. For example, we acquired our video content processing and video transmission businesses from Tektronix in November 2002 when we purchased its subsidiary, VTC. We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies, and if we fail to manage the integration of acquired companies, it could adversely affect our operations and growth strategy. Any acquisition involves numerous risks, including difficulties in the assimilation of the acquired company's employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company's key employees. Additionally, we may incur unanticipated expenses, difficulties and other adverse consequences relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may also result in potentially dilutive issuances of our equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our revenue, profitability, operations or growth strategy.

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

        Substantially all of our common stock may be sold without restriction in the public markets, subject only in the case of shares held by our officers and directors and affiliates to volume and manner of sale restrictions (other than as described in the following sentence). The approximately 3.3 million shares of common stock that we issued to Tektronix in connection with our November 2002 acquisition of VTC are restricted securities, as that term is defined in Rule 144 under the Securities Act, and therefore subject to certain restrictions. However, we are contractually obligated to file and keep effective a registration statement in order to allow Tektronix to sell these shares to the public. Likewise, Tektronix has the right (subject to certain exceptions) to include these shares in certain registration statements pursuant to which we may sell shares of our common stock.

        Sales of a substantial number of shares of common stock in the public market, whether or not in connection with this offering, or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

Our charter, bylaws, retention and change of control plans and Delaware law contain provisions that could delay or prevent a change in control.

        Certain provisions of our charter and bylaws and our retention and change of control plans, the "Plans," may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. The provisions of the charter and bylaws and the Plans could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our Board has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock. The Plans provide for severance payments and accelerated stock option vesting in the event of termination of employment following a change of control. The provisions of the charter and bylaws, and the Plans, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

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

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tut Systems, Inc. (the Company) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for goodwill as of January 1, 2002. As further indicated in Note 2 to the consolidated financial statements, the Company has restated its December 31, 2003 consolidated balance sheet.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
February 2, 2004, except as to the Restatement
caption under Note 2 to the consolidated financial
statements, which is as of March 24, 2004

TUT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2003 Restated
ASSETS
Current assets:
Cash and cash equivalents	$25,571	$14,370
Accounts receivable, net of allowance for doubtful accounts of $10 and $47 in 2002 and 2003, respectively	1,972	7,062
Insurance settlement receivable	—	10,725
Inventories, net	3,888	4,181
Prepaid expenses and other	1,082	1,026

Total current assets	32,513	37,364
Property and equipment, net	1,630	1,722
Intangibles and other assets	5,586	3,685

Total assets	$39,729	$42,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,272	$3,055
Accrued liabilities	5,924	1,516
Legal settlement liability	—	10,725
Deferred revenue	921	253

Total current liabilities	8,117	15,549
Deferred revenue, net of current portion	35	—
Note payable	3,262	3,523
Other liabilities	84	44

Total liabilities	11,498	19,116

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2002 and 2003, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 19,796 and 20,274 shares issued and outstanding in 2002 and 2003, respectively	20	20
Additional paid-in capital	304,888	305,777
Accumulated other comprehensive loss	(141)	(89)
Accumulated deficit	(276,536)	(282,053)

Total stockholders' equity	28,231	23,655

Total liabilities and stockholders' equity	$39,729	$42,771

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

TUT SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

        The Company designs, develops, and sells digital video processing systems that enable telephony-based service providers to deliver broadcast quality digital video signals over their networks. The Company also offers video processing systems that enable private enterprise and government entities to transport video signals over satellite, fiber, radio, or copper networks for surveillance, distance learning, and TV production applications. The Company also designs, develops and markets broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

        Historically, the Company derived most of its sales from its broadband transport and service management products. In November 2002, the Company acquired VideoTele.com, or VTC, from Tektronix, Inc. to extend its product offerings to include digital video processing systems. As a result, the Company's revenue increased from $9,371 in 2002 to $32,192 in 2003. Video-based products now represent a majority of the Company's sales.

        The Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2003, the Company incurred a net loss of $5,517 and negative cash flows from operating activities of $10,901, and has an accumulated deficit of $282,053 at December 31, 2003. Management believes that the cash and cash equivalents as of December 31, 2003 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months. Management expects the amount of cash used to fund operations will decrease in 2004. However, in the event that general economic conditions worsen, it may require additional cash to fund its operations. The Company will seek additional funding for operations from alternative debt and equity sources, if necessary, to maintain reasonable operating levels. The Company cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material impact on the Company's ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement

        Subsequent to issuance of the December 31, 2003 consolidated financial statements, management determined that it should have reflected a liability of $10,000 for the In re: Tut Systems Inc. Securities Litigation matter (see Note 9) and $725 for the Lefkowitz v. D'Auria matter (see Note 9) as of December 31, 2003. In addition, the consolidated financial statements should have reflected a receivable from the Company's insurance carriers of $10,725. Consequently, the Company has restated its December 31, 2003 balance sheet to reflect these matters. These adjustments had no effect on the consolidated statements of operations, the consolidated statements of stockholders' equity or the consolidated statements of cash flows.

Principles of consolidation

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories and accounts receivable, estimation of loss on purchase commitments, estimation of percentage-of-completion on revenue contracts and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Accounting for long-lived assets

        The Company periodically assesses the impairment of long-lived assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

        During 2001, the Company determined that certain intangible long-lived assets were impaired, and recorded losses accordingly under Statement of Financial Accounting Standards (SFAS) No. 121. No such impairment was recorded in 2002. During 2003, the Company determined that certain long-lived assets were impaired and recorded losses accordingly under SFAS No. 144. During 2003, the Company determined that certain intangible long-lived assets were impaired and recorded losses accordingly, under SFAS No. 144. Future events could cause the Company to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

Revenue Recognition

        The Company generates revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of its software products. The Company sells products through direct sales channels and through distributors. Generally, product revenue is generated from the sale of video processing systems and components and the sale of broadband transport and service management products. Turnkey solution revenue is principally generated by the sale of complete end-to-end video processing systems that are designed, developed and produced according to a buyer's specifications.

  Product revenues

        Product revenue is generated primarily from the sale of complete end-to-end video processing systems generally referred to as turnkey solutions. Turnkey solutions are multi-element arrangements, which consist of hardware products, software products, professional services and post contract support. Sales of turnkey solutions are classified as product revenue in the statement of operations.

        Product revenue is also generated from the sale of video processing component products and the sale of broadband transport and service management products. The Company sells these products through its own direct sales channels and also through distributors.

        The Company's revenue recognition policies for turnkey solutions are in accordance with SOP 97-2, Software Revenue Recognition, as amended, which is the authoritative guidance for recognizing revenue on software transactions and transactions in which software is more than incidental to the arrangement. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as hardware, software products, maintenance services, installation, training or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2, as amended. SOP 97-2 was amended in February 1998 by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and was amended again in December 1998 by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement.

        In the case of software arrangements which require significant production, modification or customization of software, which encompasses all of the Company's turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the PCS element, for which the Company has established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of-completion method, as stipulated by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value of the arrangement prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

        For direct sales of video processing systems component products not included as part of turnkey solutions and the direct sale of broadband transport and service management products, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

        Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility of the arrangement fee. Management's judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company's credit review policy. The Company sells to customers for which there is a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers' financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

        The Company also maintains accruals and allowances for all cooperative marketing and other programs, as necessary. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized, as necessary. The Company's products generally carry a one year warranty from the date of purchase. To date, warranty costs have been insignificant to the overall financial statements taken as a whole.

  License and Royalty Revenue

        License and royalty revenue consists of nonrefundable up-front license fees, some of which may offset initial royalty payments, and royalties received by the Company for products sold by its licensees. Currently, the majority of the Company's license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties received by the Company for products sold by its licensees.

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

  Contingencies

        On August 3, 2001, a complaint, Arrow Electronics, Inc. v. Tut Systems, Inc., Case No. CV 800433, was filed in the Superior Court of the State of California for the County of Santa Clara against the Company. The complaint was filed by one of the Company's suppliers and alleges causes of action for breach of contract and for money on common counts. The complaint sought damages in the amount of $10,469. The Company settled this case on December 20, 2002 for $3,700. This payment and the related costs have been recorded in the Company's consolidated financial statements as of December 31, 2002. The amounts due under the settlement agreement were paid in full in 2003.

Whalen v. Tut Systems, Inc. et al

        On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company's January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaint also names as defendants the underwriters for the Company's initial public offering and secondary offering. Similar suits were filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Therefore, for pretrial purposes, the Whalen action is being coordinated with the approximately 300 other suits before United States District Court

Judge Shira Scheindlin of the Southern District of New York under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Whalen action, namely, Nelson Caldwell, Salvatore D'Auria and Matthew Taylor, were dismissed without prejudice by an October 9, 2002 Order of the Court, approving the parties' October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order denying the Company's motion to dismiss.

        In June and July 2003, nearly all of the issuers named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the "issuer-defendants"), including the Company, approved a tentative settlement proposal that is reflected in a memorandum of understanding. The Company's Board of Directors approved the memorandum of understanding in June 2003 on certain conditions, including the number of issuers participating in the settlement. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of the Company's control, including approval by the Court. The underwriter-defendants in the In Re Initial Public Offering Securities Litigation (collectively, the "underwriter-defendants"), including the underwriters in the Whalen suit, are not parties to the memorandum of understanding.

        The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of the Company will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount that the Company would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, the Company would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of December 31, 2003, the Company has not accrued a liability for this matter.

In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the "Securities Litigation Action").

        Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of investors who purchased the Company's stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company's business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the "Securities Litigation

Action"). Lead plaintiffs and lead counsel for plaintiffs were appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants reached a settlement of the Securities Litigation Action in December 2003. Subject to preliminary and final approval by the Court, the Company's insurance carriers agreed to pay $10 million, on behalf of the Company, to settle the suit. The settlement includes a release of all defendants. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carriers agreed to pay the entire $10 million settlement amount and, therefore, recovery from the insurance carriers was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The insurance carriers paid the settlement amount to plaintiffs' escrow agent in January 2004. The Court preliminarily approved the settlement on February 24, 2004. The settlement amount will be paid out of escrow if and when the Court finally approves the settlement. A hearing before the Court to consider final approval of the terms of settlement is currently scheduled for May 14, 2004. Because the settlement is subject to Court approval, there is no guarantee the settlement will become final.

Lefkowitz v. D'Auria, et al

        On March 19, 2003, Chesky Lefkowitz, a stockholder of the Company, filed a derivative complaint entitled Lefkowitz v. D'Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company's current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment, and improper insider stock trading based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys' fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The Company and the individual defendants reached a settlement of the derivative action in December 2003. The settlement involves the Company's adoption of certain corporate governance measures and payment of attorneys' fees and expenses to the derivative plaintiff's counsel in the amount of $722,000 and an incentive award to the derivative plaintiff in the amount of $3,000. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carrier involved in this suit agreed to pay the entire $725,000 settlement amount and, therefore, recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The settlement was approved by the Court on January 12, 2004, and, shortly thereafter, the insurance carrier paid the settlement amount to the derivative plaintiff's counsel. The settlement includes a release of the Company and the individual defendants.

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

NOTE 12—SEGMENT INFORMATION:

  Revenue

        The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue relating to the broadband transport and service management products was $13,748, $8,245 and $8,263 for the years ended December 31, 2001, 2002 and 2003 respectively. Revenue related to video processing systems was $0, $1,126 and $23,929 for the years ended December 31, 2001, 2002 and 2003 respectively. Revenues are attributed to the following countries based on the location of customers:

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

Products

        The Company designs, develops, and sells video processing systems and broadband transport and service management products. Video processing systems include both digital TV headend systems and video systems. The digital TV headend system enables telephony-based service providers to transport broadcast quality digital video signals across their networks and our digital video transmission systems optimize the delivery of video signals across enterprise, government and education networks. The broadband transport and service management products enable the transmission of broadband data over existing hotels and private campus networks.

  Long-lived Assets

        The Company has long-lived assets, which consist of property and equipment, intangibles, and other assets. Long-lived assets are located in the following countries:

	December 31,
	2002	2003
United States	$4,555	$3,654
United Kingdom	2,661	1,753

	$7,216	$5,407

NOTE 13—TENDER OFFER:

        On May 14, 2001, the Company made an offer to exchange all stock options outstanding under its 1992 Stock Plan, 1998 Stock Plan and the 1999 Nonstatutory Stock Option Plan to purchase shares of the Company's common stock held by eligible employees for new stock options that were be granted under the Company's 1998 Stock Plan or the 1999 Nonstatutory Stock Option Plan, upon the terms and subject to the conditions set forth in the Offer to Exchange. An "eligible employee" refers to all employees of Tut Systems, Inc. and its U.S. subsidiaries who were employees at the time the new stock options were granted, other than all executive officers, vice-presidents, members of the Board of Directors and employees receiving Workers' Adjustment and Retraining Notification Act pay, all of whom were not eligible to participate in the offer. The number of shares of common stock subject to the new stock options would be equal to the number of shares of common stock subject to the unexercised stock options tendered by such eligible employees and accepted for exchange and cancelled. The offer expired on June 8, 2001. Pursuant to the offer, the Company accepted, for cancellation, stock options to purchase approximately 1,057 shares of the Company's common stock at a weighted average exercise price of $35.99. Subject to the terms and conditions of the offer, the Company granted new stock options to purchase 851 shares of the Company's common stock on December 13, 2001 at an exercise price of $2.15 to those employees who were employed by the Company at that time, in exchange for the stock options tendered in response to the offer and accepted for exchange and cancelled. In accordance with FIN 44: Accounting for Certain Transactions involving Stock Compensation an interpretation, there was no compensation charge related to the exchange.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in our independent accountants during the past two fiscal years. There have been no disagreements with our independent accountants on our accounting or financial reporting or auditing scope of procedure that would require our independent accountants to make reference to such disagreement in their report on our consolidated financial statements and financial statement schedule, or otherwise require disclosure in this Amendment No. 1 to the Annual Report on Form 10-K/A.

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

        These material weaknesses may also constitute deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2003, that our disclosure controls and procedures needed improvement and were not adequately effective. Management believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made, in this Form 10-K/A.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, will be incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and will provide the information required in Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

        With respect to Section 16(a) compliance, the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and will provide the information required in Item 10.

ITEM 11.    EXECUTIVE COMPENSATION

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and will provide the information required in Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and will provide the information required in Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and will provide the information required in Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and will provide the information required in Item 14.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)

  1.    Financial Statements

        The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A:

  2.    Financial Statements Schedules

        The following financial statement schedule is filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A:

          Schedule II—Valuation and Qualifying Accounts and Reserves

        All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

  3.    Exhibits

        The exhibits listed on the accompanying index to exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Annual Report on Form 10-K/A.

  (b)    Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: April 7, 2004

TUT SYSTEMS, INC.
By:	/s/ SALVATORE D'AURIA Salvatore D'Auria President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ RANDALL K. GAUSMAN Randall K. Gausman Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salvatore D'Auria and Randall K. Gausman, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Amendment No. 1 to the Annual Report on Form 10-K/A, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SALVATORE D'AURIA Salvatore D'Auria	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 7, 2004
/s/ RANDALL K. GAUSMAN Randall K. Gausman	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 7, 2004
/s/ NEAL DOUGLAS Neal Douglas	Director	April 7, 2004
/s/ CLIFFORD H. HIGGERSON Clifford H. Higgerson	Director	April 7, 2004
/s/ GEORGE M. MIDDLEMAS George M. Middlemas	Director	April 7, 2004
/s/ ROGER H. MOORE Roger H. Moore	Director	April 7, 2004

TUT SYSTEMS, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses		Write-offs		Reclasses from Other Accounts		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	21,167	(954	)(1)	(13,305)		—		6,908
Year ended December 31, 2002	6,908	(2,277	)(2)	(5,821)		1,200	(5)	10
Year ended December 31, 2003	10	37		—		—		47
Allowance for doubtful notes receivable:
Year ended December 31, 2001	—	3,820		—		—		3,820
Year ended December 31, 2002	3,820	89	(3)	(3,909	)(4)	—		—
Year ended December 31, 2003	—	—		—		—		—
Valuation allowance for deferred tax assets:
Year ended December 31, 2001	55,241	31,386		—		—		86,627
Year ended December 31, 2002	86,627	18,428		—		—		105,055
Year ended December 31, 2003	105,055	2,604		—		—		107,659
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2001	13,755	34,237		(6,412)		11,752	(6)	53,332
Year ended December 31, 2002	53,332	7,125		(22,739)		—		37,718
Year ended December 31, 2003	37,718	(1,266	)(7)	(36,227)		—		225

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
10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)
10.10	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)
10.11	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(4)
10.12*	Executive Retention and Change of Control Plan.(6)
10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)
10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)
10.15*	1999 Non-Statutory Stock Option Plan(7)
10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)
10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)
10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

11.1	Calculation of earnings per share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See page 79).
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

TUT SYSTEMS, INC. AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
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