Form 10-Q
period 2004-03-31
TUT SYSTEMS INC
filed 2004-05-07
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number: 000-25291

TUT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2958543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 SW Meadows Rd, Suite 200 Lake Oswego, Oregon	97035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 594-1400

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

Yes  ☒  No  ☐

As of April 30, 2004, 20,375,838 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,370	$12,270
Accounts receivable, net of allowance for doubtful accounts of $47 and $45 in 2003 and 2004, respectively	7,062	6,083
Insurance settlement receivable	10,725	10,000
Inventories, net	4,181	3,972
Prepaid expenses and other	1,026	1,627
Total current assets	37,364	33,952
Property and equipment, net	1,722	2,078
Intangibles and other assets	3,685	3,103
Total assets	$42,771	$39,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,055	$3,732
Accrued liabilities	1,516	2,097
Legal settlement liability	10,725	10,000
Deferred revenue	253	368
Total current liabilities	15,549	16,197
Note payable	3,523	3,603
Other liabilities	44	31
Total liabilities	19,116	19,831
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2003 and 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 20,274 and 20,329 shares issued and outstanding in 2003 and 2004, respectively	20	20
Additional paid-in capital	305,777	305,865
Accumulated other comprehensive loss	(89)	(80)
Accumulated deficit	(282,053)	(286,503)
Total stockholders’ equity	23,655	19,302
Total liabilities and stockholders’ equity	$42,771	$39,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Product	$6,401	$6,159
License and royalty	200	18
Total revenues	6,601	6,177
Cost of goods sold:	3,259	5,129
Gross profit	3,342	1,048
Operating expenses:
Sales and marketing	1,927	1,905
Research and development	2,086	1,822
General and administrative	1,202	1,117
Impairment of intangible assets	—	202
Amortization of intangible assets	459	396
Total operating expenses	5,674	5,442
Loss from operations	(2,332)	(4,394)
Interest and other income (expense), net	101	(56)
Net loss	$(2,231)	$(4,450)
Net loss per share, basic and diluted (Note 3)	$(0.11)	$(0.22)
Shares used in computing net loss per share, basic and diluted (Note 3)	19,801	20,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(2,231)	$(4,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	235	328
Noncash interest income	10	—
Provision for (recovery of) doubtful accounts	(15)	13
Provision for excess and obsolete inventory and abandoned products	—	974
Impairment of intangible assets	—	202
Amortization of intangible assets	459	396
Deferred interest on note payable	64	80
Change in operating assets and liabilities:
Accounts receivable	(185)	966
Inventories	48	(765)
Prepaid expenses and other assets	(467)	(608)
Accounts payable and accrued liabilities	(2,044)	1,245
Deferred revenue	(229)	115
Net cash used in operating activities	(4,355)	(1,504)
Cash flows from investing activities:
Purchase of property and equipment	(267)	(684)
Net cash used in investing activities	(267)	(684)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	11	88
Net cash provided by financing activities	11	88
Net decrease in cash and cash equivalents	(4,611)	(2,100)
Cash and cash equivalents, beginning of period	25,571	14,370
Cash and cash equivalents, end of period	$20,960	$12,270

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

Historically, the Company derived most of its sales from its broadband transport and service management products. In November 2002, the Company acquired VideoTele.com, or VTC, from Tektronix, Inc. to extend its product offerings to include digital video processing systems. Video-based products now represent a majority of the Company’s sales.

The Company has incurred substantial losses and negative cash flows from operations since inception. For the three months ended March 31, 2004, the Company incurred a net loss of $4,450 and negative cash flows from operating activities of $1,504, and has an accumulated deficit of $286,503 at March 31, 2004. Management believes that the cash and cash equivalents as of March 31, 2004 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months.  However, in the event that general economic conditions worsen, the Company may require additional cash to fund its operations. The Company plans to seek additional equity funding to provide working capital, fund potential acquisitions and potentially redeem the VTC acquisition indebtedness.  The Company cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material impact on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2003 and 2004 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2003 and March 31, 2004, its results of operations for the three months ended March 31, 2003 and 2004 and its cash flows for the three months ended March 31, 2003 and 2004. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 7, 2004. The balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2004.

Revenue recognition

The Company generates revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of its software products. The Company sells products through direct sales channels and through distributors. Generally, product revenue is generated from the sale of video processing systems and components and the sale of broadband transport and service management products. Turnkey solution revenue is principally generated by the sale of complete end-to-end video processing systems that are designed, developed and produced according to a buyer’s specifications.

Product revenues

Product revenue is generated primarily from the sale of complete end-to-end video processing systems generally referred to as turnkey solutions. Turnkey solutions are multi-element arrangements, which consist of hardware products, software products, professional services and post-contract support. Sales of turnkey solutions are classified as product revenue in the statement of operations.

Product revenue is also generated from the sale of video processing component products and the sale of broadband transport and service management products. The Company sells these products through its own direct sales channels and also through distributors.

The Company’s revenue recognition policies for turnkey solutions are in accordance with SOP 97-2, Software Revenue Recognition, as amended, which is the authoritative guidance for recognizing revenue on software transactions and transactions in which software is more than incidental to the arrangement. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as hardware, software products, maintenance services, installation, training or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2, as amended. SOP 97-2 was amended in February 1998 by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and was amended again in December 1998 by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement.

In the case of software arrangements which require significant production, modification or customization of software, which encompasses all of the Company’s turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the PCS element, for which the Company has established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of-completion method, as stipulated by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value of the arrangement prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

For direct sales of video processing systems component products not included as part of turnkey solutions and the direct sale of broadband transport and service management products, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility of the arrangement fee. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company sells to customers for which there is a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

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

License and Royalty Revenue

License and royalty revenue consists of non-refundable up-front license fees, some of which may offset initial royalty payments, and royalties received by the Company for products sold by its licensees. Currently, the majority of the Company’s license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties received by the Company for products sold by its licensees.

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

Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company’s market capitalization relative to net book value.

When management determines that the carrying value may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment measured is based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

During the three months ended March 31, 2004, the Company determined that certain of the technology acquired as part of the purchase of the Viagate Technologies, Inc. assets in September 2001 had become impaired. As a result, the Company incurred a loss of $202 to write-off the technology.

Future events could cause the Company to conclude that impairment indicators exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Accounting for stock based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair market value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2004
Net loss – as reported	$(2,231)	$(4,450)
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(1,067)	(812)
Net loss – pro forma	$(3,298)	$(5,262)
Basic and diluted net loss per share – as reported	$(0.11)	$(0.22)
Basic and diluted net loss per share – pro forma	$(0.17)	$(0.26)

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

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board, the (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements,” which was subsequently revised in December 2003 with the issuance of FIN46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation in the period ended March 31, 2004 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The calculation of net loss per share follows:

	Three Months Ended March 31,
	2003	2004
Net loss per share, basic and diluted:
Net loss	$(2,231)	$(4,450)
Net loss per share, basic and diluted	$(0.11)	$(0.22)
Shares used in computing net loss per share, basic and diluted	19,801	20,297
Antidilutive securities not included in net loss per share calculations	4,096	4,446

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended March 31,
	2003	2004
Net loss	$(2,231)	$(4,450)
Unrealized gains on investments	12	16
Foreign currency translation adjustments	(5)	(7)
Net change in other comprehensive loss	7	9
Total comprehensive loss	$(2,224)	$(4,441)

NOTE 5—BALANCE SHEET COMPONENTS:

	December 31, 2003	March 31, 2004
Inventories, net:
Finished goods	$4,015	$4,762
Raw materials	391	100
Allowance for excess and obsolete inventory and abandoned product	(225)	(890)
	$4,181	$3,972
Property and equipment:
Computers and software	$1,328	$1,527
Test equipment	2,277	2,760
Office equipment	41	41
	3,646	4,328
Less: accumulated depreciation	(1,924)	(2,250)
	$1,722	$2,078
Accrued liabilities:
Professional Services	494	947
Compensation	652	800
Other	370	350
	$1,516	$2,097

The Company recorded a provision for inventory within cost of goods sold totalling $974 in the three months ended March 31, 2004, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the first quarter of 2004.  The Company also reduced inventory costs to market value.

Intangible and other assets:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$8,125	$(5,003)	$3,122
Contract backlog	247	(247)	—
Customer list	86	(14)	72
Maintenance contract renewals	50	(12)	38
Trademarks	315	(52)	263
	$8,823	$(5,328)	3,495

Other non-current assets			190
			$3,685

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$7,922	$(5,382)	$2,540
Contract backlog	247	(247)	—
Customer list	86	(17)	69
Maintenance contract renewals	50	(14)	36
Trademarks	315	(64)	251
	$8,620	$(5,724)	2,896

Other non-current assets			207
			$3,103

During the three months ended March 31, 2004, the Company determined that certain of the technology acquired as part of the purchase of the Viagate Technologies, Inc. assets in September 2001 had become impaired.  As a result, the Company incurred a loss of $202 to write-off the technology.

The aggregate amortization expense for the three months ended March 31, 2003 and 2004 was $459 and $396, respectively.

Minimum future amortization expense as of March 31, 2004 is as follows:

Remainder of 2004	$1,129
2005	875
2006	424
2007	363
Thereafter	105
$2,896

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases equipment and office, assembly and warehouse space under non-cancelable operating leases that expire from 2004 through 2005.

Minimum future lease payments under operating leases as of March 31, 2004 are as follows:

Remainder of 2004	$694
2005	266
Thereafter	—
$960

Purchase commitments

The Company had non-cancelable commitments to purchase finished goods inventory totaling $1,009 and $364 in aggregate at December 31, 2003 and March 31, 2004, respectively.

Contingencies

Whalen v. Tut Systems, Inc. et al

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaint also names as defendants the underwriters for the Company’s initial public offering and secondary offering. Similar suits were filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Therefore, for pretrial purposes, the Whalen action is being coordinated with the approximately 300 other suits before United States District Court Judge Shira Scheindlin of the Southern District of New York under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Whalen action, namely, Nelson Caldwell, Salvatore D’Auria and Matthew Taylor, were dismissed without prejudice by an October 9, 2002 Order of the Court, approving the parties’ October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order denying the Company’s motion to dismiss.

In June and July 2003, nearly all of the issuers named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “issuer-defendants”), including the Company, approved a tentative settlement proposal that is reflected in a memorandum of understanding. The Company’s Board of Directors approved the memorandum of understanding in June 2003 on certain conditions, including the number of issuers participating in the settlement. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of the Company’s control, including approval by the Court. The underwriter-defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters in the Whalen suit, are not parties to the memorandum of understanding.

The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of the Company will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount that the Company would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, the Company would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of March 31, 2004, the Company has not accrued a liability for this matter.

In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”).

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of investors who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs were appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants reached a settlement of the Securities Litigation Action in December 2003. Subject to preliminary and final approval by the Court, the Company’s insurance carriers agreed to pay $10 million, on behalf of the Company, to settle the suit. The settlement includes a release of all defendants. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carriers agreed to pay the entire $10 million settlement amount and, therefore, recovery from the insurance carriers was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The insurance carriers paid the settlement amount to plaintiffs’ escrow agent in January 2004. The Court preliminarily approved the settlement on February 24, 2004. The settlement amount will be paid out of escrow if and when the Court finally approves the settlement. A hearing before the Court to consider final approval of the terms of settlement is currently scheduled for May 14, 2004. Because the settlement is subject to Court approval, there is no guarantee the settlement will become final.

Lefkowitz v. D’Auria, et al

On March 19, 2003, Chesky Lefkowitz, a stockholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment, and improper insider stock trading based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The Company and the individual defendants reached a settlement of the derivative action in December 2003. The settlement involves the Company’s adoption of certain corporate governance measures and payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel in the amount of $722,000 and an incentive award to the derivative plaintiff in the amount of $3,000. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carrier involved in this suit agreed to pay the entire $725,000 settlement amount and, therefore, recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The settlement was approved by the Court on January 12, 2004, and, shortly thereafter, the insurance carrier paid the settlement amount to the derivative plaintiff’s counsel. Therefore, in the first quarter of 2004, the $725,000 was removed from the insurance settlement receivable and the legal settlement liability.  The settlement includes a release of the Company and the individual defendants.

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

NOTE 7—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended March 31,
	2003	2004
United States	$5,731	$5,488
International:
Canada	120	299
Ireland	253	145
Japan	164	123
All other countries	333	122
	$6,601	$6,177

Two customers, Atlantic Telephone Membership Corporation and Home Telephone Company accounted for 12% and 11%, respectively of the Company’s revenue for the three months ended March 31, 2003.  One customer, Pioneer Long Distance Inc., accounted for 10% of the Company’s revenue for the three months ended March 31, 2004.

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

Revenue relating to the broadband transport and service management products was $1,658 and $1,936 for the three months ended March 31, 2003 and 2004, respectively. Revenue related to video processing systems was $4,943 and $4,241 for the three months ended March 31, 2003 and 2004, respectively.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between 2004 and 2007 and that this market space will continue to become more competitive, (3) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (4) our expectation that digital subscriber line or DSL technology will continue to dominate telco broadband networks for the foreseeable future, (5) our belief that new controls and procedures have addressed the conditions identified by our auditors as material weaknesses, (6)  our expectation that sales related to VTC products will continue to increase in 2004 and sales relating to our broadband transport and service management products will also increase in 2004, but at a lower rate of increase, (7) our expectation that capital expenditures for research and development will decrease in 2004, (8) our expectation that capital expenditures in 2004 will be comparable to 2003 and that these capital expenditures will be funded from operations, (9) our belief that our cash and cash equivalents as of March 31, 2004 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months, (10) our expectation that working capital will begin to increase in future periods, (11) our expectation that the amount of cash used to fund our operations will decrease in 2004, (12) our expectation that we will seek additional equity funding in the second quarter of 2004, (13) our expectation that future license and royalty revenue will consist primarily of royalties received by us for products sold by our licensees and that such license and royalty revenue will not constitute a substantial portion of our revenue in future periods, (14) our expectation that we will incur losses in the near future, (15) our expectation that some competitors will market some of their products for use in TV over DSL applications, (16) our anticipation that our sales and operating margins will continue to fluctuate, (17) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (18) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, and (19) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

The cautionary statements contained under the caption “Additional Risk Factors that Could Affect Our Operating Results and the Market Price of Our Stock” and other similar statements contained elsewhere in this report, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause our actual results, performance or achievements expressed or implied by such forward-looking statements.

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

With our November 2002 acquisition of Tektronix’s subsidiary VTC, we extended our product offerings to add video processing systems for digital TV headends and for the transmission of video signals over private and government networks. The acquisition of VTC resulted in significant changes in our business, including: (1) changes in our organizational structure and employee staffing; (2) relocation of our administrative offices, executive offices (as of January 2004) and a significant portion of our operations from Pleasanton, California to Lake Oswego, Oregon, the prior headquarters of VTC; (3) an expansion of our sales and marketing efforts to include VTC products; and (4) a reprioritization of our research and development efforts to focus on products that we acquired in our acquisition of VTC. With our acquisition of VTC, sales of video processing systems now represent a majority of our total revenues and will provide most of our growth opportunities for the foreseeable future.

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

Prior to our acquisition of VTC, international sales represented 56.3% and 43.0% of our total sales in 2001 and 2002, respectively. Since our acquisition of VTC, international sales have represented a smaller percentage of our overall business relative to prior years, though international sales are still a material portion of our total sales. In 2003, international sales represented 18.4% of our total sales and for the three months ended March 31, 2004, international sales represented 11.2% of our total sales.

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

The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these new technologies to maintain our market position.  Digital subscriber line (“DSL”) technologies use sophisticated modulation schemes to pack data onto copper wires.  DSL technologies are sometimes referred to as “last mile” technologies because they are used only for connections from a telephone switching station to a home or office, not between switching stations.  The limitations on the amount of data that can be transmitted in a fixed amount of time (“bandwidth”) and distance limitations of the copper based last mile constrain both the number of video channels that may be delivered simultaneously over a DSL network and the number of customers that are reachable from a telco central office.  Emerging advancements in video compression technology will soon enable high quality video streams to be transported at lower data transfer rates or “bit rates” than currently deployed.  These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time.  ADSL is a new technology that allows more data to be sent over existing copper telephone lines.  Additionally, there are DSL advancements emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL bit rates over longer distances.  As our products continue to incorporate these new technological advancements we expect demand for our products will increase since they will enable more telcos to reach a higher percentage of their customers with a larger number of video channels.

While DSL technologies will continue to dominate telco broadband networks for the foreseeable future, telephone companies are beginning to construct fiber optic networks to their customers’ homes. Though fiber-to-the-home will eliminate bandwidth limitations on delivering higher speed data services and high-quality video offerings, telephone companies deploying fiber-to-the-home will require advanced video processing systems, such as our Astria Product line, to convert signals between multiple protocols used in their networks.

The digital media industry continues to be intensely competitive.  We are continuing to focus on developing technologies and introducing new products and we expect that our research and development expenses will increase throughout the remainder of 2004. We continue to aggressively market our new and existing products and to expand our marketing efforts domestically and internationally.  Nevertheless, our operations have been subject, and will continue to be subject, to pressure from weakness in the overall technology sector as well as the digital media industry.  During the first quarter of 2004 our sales cycle generally increased and customers delayed purchasing decisions.  The deferral of customer orders reduced our revenue in the first quarter of 2004.  We believe this lengthening of the decision making process is the result of an increasing variety of other products that interface with our systems. We have been operating at a loss since inception and, based on expected revenues, we anticipate that we will continue to operate at loss during the remainder of 2004.  As we announced on April 26, 2004, we expect revenues during the second quarter of 2004 to increase by 5% and our gross margin to increase to approximately 40%.  However, the deferral of customer orders we experienced during the first quarter may continue, which may result in reduced revenues in the future.

Internal Controls and Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2004. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Notwithstanding these limitations, as of the end of the period covered by this report, based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the three months ended March 31, 2004, we implemented the following measures:

•                                          Perform quarterly physical inventory counts at all locations;

•                                          Established improved inventory systems and accounting controls, hired additional qualified personnel, improved intra-company communications, implemented appropriate organizational and line of reporting changes; and

•                                          Established improved procedures for the timely reconciliation and confirmation of accounts payable balances.

We implemented these measures because in connection with the completion of PricewaterhouseCoopers LLP’s audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considered to be material weaknesses, as defined by Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit.” PricewaterhouseCoopers LLP identified the following two material weaknesses in our internal controls and processes:

1.                                       Our internal controls were inadequate to properly record our inventory quantities in an accurate and timely manner; and

2.                                       Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers’ records, considering what the suppliers had shipped to us prior to period end.

Management believes its new controls and procedures have addressed the conditions identified by PricewaterhouseCoopers LLP as material weaknesses.  We plan to continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

Definitions for Discussion of Results of Operations

Our discussion of our results of operations focuses on the following items from our income statement: Total revenues consists of product sales, and license and royalty fees. Product revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Product revenue also consists of revenue from our broadband transport and service management products. License and royalty fees consist of non-refundable license fees and royalties received by us for products sold by our licensees. Since our acquisition of VTC, a large part of our quarterly revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue for each quarter. If we were to sell even one less system than our forecasted number of headend sales per quarter, our quarterly revenue would be materially impacted. As we have not entered into any new license or royalty agreements since 2000, we expect that our license and royalty revenue will decrease in the foreseeable future. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years’ acquisitions.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2003	2004
Total revenues	100.0%	100.0%
Cost of goods sold	49.4	83.0
Gross profit (loss)	50.6	17.0
Operating expenses:
Sales and marketing	29.2	30.8
Research and development	31.6	29.5
General and administrative	18.2	18.1
Impairment of intangible assets	—	3.3
Amortization of intangible assets	7.0	6.4
Total operating expenses	86.0	88.1
Loss from operations	(35.3)	(71.1)
Interest and other income, net	1.5	(0.9)
Net loss	(33.8)%	(72.0)%

Three Months Ended March 31, 2003 and 2004

Total Revenues.  For the three months ended March 31, 2004, our total revenues decreased by 6.4% to $6.2 million from $6.6 million for the three months ended March 31, 2003. During this same period, our product revenue decreased by 3.8% to $6.2 million from $6.4 million for the three months ended March 31, 2003. This $0.2 million decrease in product revenue was due primarily to the adverse effect of several digital TV headend sales not closing in the quarter as expected.  While the market for digital TV headend sales continues to expand, we are seeing an increase in a variety of factors that is causing many prospective customers to delay their purchase decision.  Sales of broadband transport and service management products increased from $1.7 million in the first quarter of 2003 to $1.9 million in the first quarter of 2004.   For the three months ended March 31, 2004, our license and royalty revenue decreased to $18 thousand from $0.2 million for the three months ended March 31, 2003.

Cost of Goods Sold.  For the three months ended March 31, 2004, our cost of goods sold increased by $1.8 million to $5.1 million from $3.3 million for the three months ended March 31, 2003. The increase in cost of goods sold was due to a $1.0 million increase in our reserves for obsolete inventory and a lower of cost or market adjustment for certain inventory components, an increase in material costs of $0.2 million, direct labor and other direct expenses of $0.5 million related to completion of certain project installations, and other miscellaneous expenses of $0.1 million.   Our gross profit decreased by $2.3 million to $1.0 million for the three months ended March 31, 2004 from $3.3 million for the three months ended March 31, 2003.  This decrease in gross profit is due to an increase of $1.0 million in inventory reserves and a gross margin decrease of $1.5 million relating to our video content processing products.  The decrease in our gross margin was partially offset by an increase of $0.2 million attributable to our broadband transport and service management products.

Sales and Marketing.  For the three months ended March 31, 2004 and 2003, our sales and marketing expenses remained consistent at $1.9 million.

Research and Development.  For the three months ended March 31, 2004, our research and development expense decreased by 12.7% to $1.8 million from $2.1 million for the three months ended March 31, 2003. The $0.3 million decrease in our research and development expense for the first quarter of 2004 when compared with the same period in 2003 was due to a decrease of $0.3 million in personnel related costs. We continued to reduce research and development expenses in the first quarter of 2004 to bring them into better alignment with our current revenues. We expect that our research and development expenses will increase throughout the remainder of 2004. Our capital expenditures for research and development were $0.1 million and $0.3 million for the three months ended March 31, 2003 and 2004, respectively. We expect capital expenditures for research and development to decrease in 2004.

General and Administrative.  For the three months ended March 31, 2004, our general and administrative expense decreased by 7.1% to $1.1 million from $1.2 million for the three months ended March 31, 2003. The $0.1 million decrease in our general and administrative expense for the first quarter of 2004 when compared with the same period in 2003 was due to decreases of $0.2 million in personnel costs from a workforce reduction in the third quarter of 2003 and $0.1 million in insurance expenses, partially offset by an increase of $0.2 million in professional services.

Impairment of Intangible Assets.  During the first quarter of 2004, we determined that certain of the technology acquired as part of the purchase of the ViaGate Technology assets had become impaired. As a result, we recorded an impairment charge of $0.2 million to write off the book value of the intangible assets associated with this technology. There was no such impairment for the three months ended March 31, 2003.

Amortization of Intangible Assets.  Amortization of intangible assets is comprised of intangibles related to the acquisitions of Xstreamis Limited in 2000, and VTC in 2002. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three months ended March 31, 2004, amortization of intangible assets decreased by 13.7% to $0.4 million from $0.5 million for the three months ended March 31, 2003.  The $0.1 decrease for the first quarter of 2004 when compared with the same period in 2003 was due to a reduction in amortization expense, from an intangible asset reaching full amortization in the fourth quarter of 2003.

Interest and Other Income, Net.  Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the three months ended March 31, 2004, our interest and other income, decreased to a net expense of $0.1 million from a net interest and other income of $0.1 million for the three months ended March 31, 2003. The decrease in the first quarter of 2004 of $0.2 million compared with the first quarter of 2003 was primarily the result of lower interest rates on lower average cash balances and increased interest expense associated with the $3.2 million note issued in connection with our purchase of VTC in November 2002.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12.3 million at March 31, 2004, compared with cash and cash equivalents of $14.4 million at December 31, 2003, reflecting a net reduction in cash and cash equivalents of $2.1 million.

Cash used in operating activities was $1.5 million for the three months ended March 31, 2004, compared with $4.4 million for the three months ended March 31, 2003. The reduced cash used in operating activities was primarily due to a decrease in accounts receivable due to lower revenue levels in the first quarter of 2004 and an increase in accounts payable and accrued liabilities due to an increase in end of quarter purchases offset by an increase in prepaid expenses.  We recorded a provision for inventory within cost of goods sold totaling $1.0 million in the first quarter of 2004, related to the costs of raw materials and finished goods in excess of what we reasonably expected to sell in the foreseeable future as of the first quarter of 2004.  We also reduced inventory costs to market value.

Additions to property and equipment were $0.7 million in the first quarter of 2004, compared with $0.3 million in the first quarter of 2003, primarily reflecting an increased investment in research and development assets. In 2004 we expect capital expenditures to be comparable to 2003. We expect these capital expenditures to be funded from operations.

The following table sets forth our contractual obligations as of March 31, 2004:

	Payments due by period
Contractual Obligations	Total	Remainder of 2004	2005 to 2006	2007 to 2008	Thereafter
Long-Term Debt Obligations	$3,603	$—	$—	$3,603	$—
Operating Lease Obligations	960	694	266	—	—
Purchase Obligations	364	364	—	—	—
Other Long-Term Liabilities	31	—	31	—	—
Total	$4,958	$1,058	$297	$3,603	$—

We do not have any off balance sheet arrangements.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. Principal and accrued interest on the note payable is $3.6 million at March 31, 2004.  Accrued interest in the first quarter of 2004 was $0.1 million.

In connection with the settlement of certain legal matters in December 2003, we have recorded a liability and a receivable, each in the amount of $10.7 million, in our December 31, 2003 balance sheet. This amount will be paid by our insurance carriers, and accordingly, such liability is not reflected in the above table. The settlement amount will be reversed from our balance sheet during 2004, at such time as the settlements are formally approved by the respective courts.  One of the settlements was formally approved by the courts in the first quarter of 2004, and therefore, we reversed $0.7 million relating to that settlement from the balance sheet.  As of March 31, 2004, we have a receivable and liability of $10.0, respectively, on our balance sheet.

We have incurred substantial losses and negative cash flows from operations since inception. For the three months ended March 31, 2004, we incurred a net loss of $4.5 million, negative cash flows from operating activities of $1.5 million, and have an accumulated deficit of $286.5 million.

We believe that the cash and cash equivalents as of March 31, 2004 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months. However, in the event that general economic conditions worsen, we may require additional cash to fund our operations. We plan to seek additional equity funding to provide working capital, fund potential acquisitions and potentially redeem the VTC acquisition indebtedness. We cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

Revenue recognition.  We generate revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of our software products. We sell products through direct sales channels and through distributors. Generally, product revenue is generated from the sale of video processing systems and components and the sale of broadband transport and service management products. Turnkey solution revenue is principally generated by the sale of complete end-to-end video processing systems that are designed, developed and produced according to a buyer’s specifications.

Product revenue is generated primarily from the sale of complete end-to-end video processing systems generally referred to as turnkey solutions. Turnkey solutions are multi-element arrangements, which consist of hardware products, software products, professional services and post-contract support. Sales of turnkey solutions are classified as product revenue in the statement of operations.

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

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility of the arrangement fee.  Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy.  We sell to customers for which there is a history of successful collection and to new customers for which such history may not exist.  New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position.  Such credit limits are only increased after a successful collection history with the customer has been established.  If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

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

No such impairment was recorded in the first quarter of 2003.  During 2004, we determined that certain intangible long-lived assets were impaired and recorded a loss of $0.2 million under SFAS No. 144. Future events could cause us to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal contingencies.     We are currently involved in certain legal proceedings as discussed in note 6. Because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in certain of these legal proceedings. We recorded a liability for the In re Tut Systems, Inc. Securities Litigation matter, as well as an equal and corresponding receivable. We have not recorded a liability for the Whalen matter as a consequence of several uncertainties. As additional information becomes available, we will assess the potential liability related to these litigation matters and may revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations, financial condition or cashflows.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, the (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements,” and subsequently revised in December 2003 with the issuance of FIN 46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004.  The adoption of this Interpretation in the period ended March 31, 2004 did not have a material impact on our results of operations, financial position or cash flows.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of March 31, we had an accumulated deficit of $286.5 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, if we do so, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenditures. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

Our primary competitors in the digital TV headend market are small private companies that are focused on a more narrow product line than ours, thereby allowing these competitors to devote substantially more targeted resources to developing and marketing new products than we can. As we begin to target larger telco customers for our video content processing systems, we expect more competition from large public companies like Harmonic, Inc., Tandberg Television ASA, and Motorola, Inc., all of which have substantially greater financial, technical and other resources than we do. These competitors have achieved success in providing headend components for cable multiple system operators and satellite TV providers and we expect these competitors to market some of their products for use in TV over DSL applications. For example, in the past, Harmonic provided video content processing systems to SaskTel, a large Canadian telephone service provider. Harmonic also recently announced that it will provide video content processing systems to Video Networks Limited, a video-over-DSL provider in the United Kingdom.

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

Over the last 12 quarters, our sales per quarter have fluctuated between $9.2 million and $2.0 million. Over the same periods, our loss from operations as a percentage of revenue has fluctuated between approximately 5.2% and 1,274% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

•                                          the timing of customers’ purchase decisions, acceptance of our new products and possible cancellations;

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

Sales to customers outside of the United States accounted for approximately 13.2% and 11.2% for the three months ended March 31, 2003 and 2004, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

If our contract manufacturers, third-party OEMs and third-party suppliers fail to produce quality products or parts in a timely manner, we may not be able to meet our customers’ demands.

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

The telecommunications and data communications industries are characterized by the existence of extensive patent portfolios and frequent intellectual property litigation. From time to time, we have received, and may in the future receive, claims that we are infringing third parties’ intellectual property rights. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, divert management time and attention and other resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us. In addition, any such litigation could force us to cease selling or using certain products or services, or to redesign such products or services. Further, we may in the future initiate claims or litigation against third-parties for infringement of our intellectual property rights or to determine the scope and validity of our intellectual property rights or those of competitors. Such litigation could result in substantial costs and diversion of resources. Any of the foregoing could have an adverse effect upon our revenue, profitability, reputation or growth strategy.

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

In January 2004, our auditors identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our CEO and CFO determined that, as of December 31, 2003, our disclosure controls and procedures were not sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC.  These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting.  (See page 20 of the Form 10-K/A for further discussion of these weaknesses.)  In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Exchange Act and the rules promulgated thereunder.  If we cannot do so, investors will sell our shares and industry analysts will either make incorrect recommendations about our company or else end coverage of our company altogether, any of which results could harm our reputation and adversely impact our share price.

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

We have completed a number of acquisitions as part of our efforts to expand and diversify our business. For example, we acquired our video content processing and video transmission businesses from Tektronix in November 2002 when we purchased its subsidiary, VTC. We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies, and if we fail to manage the integration of acquired companies, it could adversely affect our operations and growth strategy. Any acquisition involves numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, we may incur unanticipated expenses, difficulties and other adverse consequences relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may also result in potentially dilutive issuances of our equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our revenue, profitability, operations or growth strategy.

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

Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales could occur could materially and adversely affect our stock price and make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

Our charter, bylaws, retention and change of control plans and Delaware law contain provisions that could delay or prevent a change in control.

Certain provisions of our charter and bylaws and our retention and change of control plans, the “Plans,” may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. The provisions of the charter and bylaws and the Plans could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our Board has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock. The Plans provide for severance payments and accelerated stock option vesting in the event of termination of employment following a change of control. The provisions of the charter and bylaws, and the Plans, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at March 31, 2004.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

ITEM 4.     CONTROLS AND PROCEDURES

(a)           Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2004. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Notwithstanding these limitations, as of the end of the period covered by this report, based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the three months ended March 31, 2004, we implemented the following measures:

•                                          Perform quarterly physical inventory counts at all locations;

•                                          Established improved inventory systems and accounting controls, hired additional qualified personnel, improved intra-company communications, implemented appropriate organizational and line of reporting changes; and

•                                          Established improved procedures for the timely reconciliation and confirmation of accounts payable balances.

We implemented these measures because in connection with the completion of PricewaterhouseCoopers LLP’s audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considered to be material weaknesses, as defined by Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit.” PricewaterhouseCoopers LLP identified the following two material weaknesses in our internal controls and processes:

1.                                       Our internal controls were inadequate to properly record our inventory quantities in an accurate and timely manner; and

2.                                       Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers’ records, considering what the suppliers had shipped to us prior to period end.

Management believes its new controls and procedures have addressed the conditions identified by PricewaterhouseCoopers LLP as material weaknesses.  We plan to continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Whalen v. Tut Systems, Inc. et al

On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaint also names as defendants the underwriters for our initial public offering and secondary offering. Similar suits were filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Therefore, for pretrial purposes, the Whalen action is being coordinated with the approximately 300 other suits before United States District Court Judge Shira Scheindlin of the Southern District of New York under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Whalen action, namely, Nelson Caldwell, Salvatore D’Auria and Matthew Taylor, were dismissed without prejudice by an October 9, 2002 Order of the Court, approving the parties’ October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order denying our motion to dismiss.

In June and July 2003, nearly all of the issuers named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “issuer-defendants”), including our Company, approved a tentative settlement proposal that is reflected in a memorandum of understanding. Our Board of Directors approved the memorandum of understanding in June 2003 on certain conditions, including the number of issuers participating in the settlement. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of our control, including approval by the Court. The underwriter-defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the memorandum of understanding.

The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on our behalf will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount that we would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, we would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of March 31, 2004, we have not accrued a liability for this matter.

In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”).

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of investors who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs were appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants reached a settlement of the Securities Litigation Action in December 2003. Subject to preliminary and final approval by the Court, our insurance carriers agreed to pay $10 million, on our behalf, to settle the suit. The settlement includes a release of all defendants. The Company has recorded a liability in its financial statements for the proposed amount of the settlement. In addition, because the insurance carriers agreed to pay the entire $10 million settlement amount and, therefore, recovery from the insurance carriers was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The insurance carriers paid the settlement amount to plaintiffs’ escrow agent in January 2004. The Court preliminarily approved the settlement on February 24, 2004. The settlement amount will be paid out of escrow if and when the Court finally approves the settlement. A hearing before the Court to consider final approval of the terms of settlement is currently scheduled for May 14, 2004.  Because the settlement is subject to Court approval, there is no guarantee the settlement will become final.

Lefkowitz v. D’Auria, et al

On March 19, 2003, Chesky Lefkowitz, one of our stockholders, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of our current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment, and improper insider stock trading based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on our behalf, equitable relief, and attorneys’ fees. On May 21, 2003, we and the individual defendants filed separate demurrers to the complaint. We and the individual defendants reached a settlement of the derivative action in December 2003. The settlement involves our adoption of certain corporate governance measures and payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel in the amount of $722,000 and an incentive award to the derivative plaintiff in the amount of $3,000. We have recorded a liability in our financial statements for the proposed amount of the settlement. In addition, because the insurance carrier involved in this suit agreed to pay the entire $725,000 settlement amount and, therefore, recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. Accordingly, there is no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The settlement was approved by the Court on January 12, 2004, and, shortly thereafter, the insurance carrier paid the settlement amount to the derivative plaintiff’s counsel. Therefore, in the first quarter of 2004, the $725,000 was removed from the insurance settlement receivable and the legal settlement liability.  The settlement includes a release of our company and the individual defendants.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

Exhibit Number	Description

10.7	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.8

Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.10	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.11	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(4)

10.12*	Executive Retention and Change of Control Plan.(6)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)

10.15*	1999 Non-Statutory Stock Option Plan(7)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Forms 8-K during the quarter ended March 31, 2004:

On February 2, 2004, the Company furnished a Current Report on Form 8-K regarding the Company’s issuance of a press release stating its earnings for the fourth quarter and year ended December 31, 2003.

On April 2, 2004, the Company furnished a Current Report on Form 8-K regarding the Company’s issuance of a press release regarding its preliminary revenue for the first quarter ended March 31, 2004.

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

Date: May 7, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.7	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

10.8

Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.10	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)

10.11	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(4)

10.12*	Executive Retention and Change of Control Plan.(6)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)

10.15*	1999 Non-Statutory Stock Option Plan(7)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

Exhibit Number	Description

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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