Form 10-Q/A
period 2003-03-31
TUT SYSTEMS INC
filed 2004-06-11
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1 TO FORM 10-Q)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐.

As of April 23, 2003, 19,805,041 shares of registrant’s common stock, par value $0.001 per share, were issued and outstanding.

The undersigned registrant hereby amends the Form 10-Q originally filed on May 1, 2003, (the “Form 10-Q”) solely for the purpose of revising Item 4 of Part I in its entirety, as set forth herein. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update the disclosures therein in any way other than as reflected herein.

Item 4 of the 10-Q is hereby amended and restated in its entirety as follows:

PART I

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, the end of the period covered by the Form 10-Q for the first quarter, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in the reports that the Company filed and submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) was recorded, processed, summarized and reported as and when required. Likewise, our Chief Executive Officer and Chief Financial Officer concluded that there had not been any change in the company’s internal control over financial reporting that occurred during the period covered by the 10-Q that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting that was identified in connection with the Company’s evaluation of its internal control over financial reporting.

However, subsequent to these initial conclusions that our Chief Executive Officer and Chief Financial Officer reached regarding our disclosure controls and procedures and our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that these original conclusions were incorrect. Our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2003 and, therefore, our disclosure in the Form 10-Q relating to disclosure controls and procedures and our internal control over financial reporting was incorrect.

In particular, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that our disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.

In January 2004 in connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considers to be material weaknesses, as defined by Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit.” The material weaknesses that PricewaterhouseCoopers identified related to inventory controls and the accounts payable process for the Company’s Videotele.com business, which the Company acquired in November 2002. Specifically:

1.	Our internal controls are inadequate to properly record our inventory quantities in an accurate and timely manner; and

2.	Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers’ records, considering what the suppliers had shipped to us prior to period end.

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constitute deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believed that there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made, in our Form 10-K for the fiscal year ended December 31, 2003, as subsequently amended.

At the time of our acquisition of the Videotele.com business in November 2002, we had in place disclosure controls and procedures and processes for our existing business (i.e., our pre-November 2002 business) that our CEO and CFO at the time believed to be sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC. Likewise, we had in place internal controls that our CEO and CFO believed at the time of the VTC acquisition to be sufficient to “provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.”

Since December 31, 2002, we have continued to review our disclosure controls and procedures and internal controls periodically in connection with our Form 10-Q filings. Throughout 2003, our CEO and CFO continued to believe that our disclosure controls and procedures and internal controls allowed us to provide all material and necessary disclosure in a timely manner, as required by the Exchange Act and the applicable rules thereunder.

In January 2004, during the audit of our financial statements for the fiscal year ended December 31, 2003, PricewaterhouseCoopers discovered the material weaknesses noted above and brought these weaknesses to our attention. Based on discussions with PricewaterhouseCoopers and the audit committee of our Board of Directors, we worked throughout our year-end 2003 accounting close and audit to identify the nature, scope and materiality of these weaknesses in our internal controls and their impact on our fiscal year 2003 financial statements and to determine the extent to which these internal control weaknesses might adversely affect our disclosure controls and procedures. Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fourth quarter of fiscal 2003, we determined that the accounts payable process had failed to record certain liabilities associated with VTC products that we purchased, principally from our contract manufacturer and certain other suppliers. We quantified this internal control weakness relating to accounts payable recordation by reconciling our records to that of our contract manufacturer and reviewing our liabilities with other vendors. We quantified the inventory process control weakness by taking complete physical inventories at each VTC inventory location and reconciling the results to our records. Upon completion of our analysis and testing, we identified an additional charge of approximately $34,000 to cost of goods sold related to the internal control weaknesses identified above. We recorded this charge prior to issuing our financial statements for the year ended December 31, 2003. In addition to our review of the financial statements for the fiscal year ended December 31, 2003, we re-confirmed that our accounts payable recordation and inventory controls were effective for the year ended December 31, 2002.

Given the material weaknesses that were identified during the audit of our financial statements for the fiscal year ended December 31, 2003, we also conducted a review of our internal controls for the first three fiscal quarters of 2003 and determined that our inventory controls and accounts payable processes were not adequately effective for those quarterly periods, though these weaknesses had an immaterial impact on our balance sheet for each of the 2003 quarterly periods. Furthermore, we determined that the inadequate controls had a de minimis impact on our net loss and earnings trend for those quarterly periods. The impact on our net loss was less than $10,000 for the first quarter of 2003. There was no impact on net loss for the second and third quarters of 2003.

During our review of these internal controls weaknesses, we identified the cause of these internal control weaknesses to be the result of prior VTC accounting staff turnover that occurred during the first quarter of 2003. During this quarter, key accounting staff of VTC left the company without sufficient time to transition all of the internal controls and institutional knowledge to our remaining finance and accounting staff.

In addition to identifying the above two internal control weaknesses relating to inventory and the accounts payable process, we also tested our other internal controls to determine whether there were other such material weaknesses aside from the inventory and accounts payable weaknesses mentioned above that affected our financial statements for the fiscal year ended December 31, 2003. In particular, we tested our other internal controls by reviewing processes, analytical reviews and substantive testing that included other third-party confirmations and by reviewing activity subsequent to year-end 2003. Based on these tests, we did not identify any other material weaknesses in internal controls. Therefore, our CEO and CFO believed at the time of the original filing of the Form 10-K on February 2, 2004 that they had reasonable grounds to conclude that the weaknesses in internal controls related solely to those items mentioned above and resulted in an immaterial charge of approximately $34,000.

Based on their review of our internal controls as described above, our CEO and CFO also assessed our disclosure controls and procedures for the fiscal year ended December 31, 2003. Our CEO and CFO believed at the time of the original filing of the Form 10-K that they had reasonable grounds to conclude that, other than the inventory and accounts payable weaknesses that PricewaterhouseCoopers had identified, there were no other material weaknesses in our disclosure controls and procedures and that the information required to be reported in the Form 10-K was recorded, processed, summarized and reported within the time periods specified by the applicable Exchange Act rules.

In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee is taking an active role in these efforts, including overseeing management’s implementation of corrective measures. With respect to inventory management, we will perform physical inventory counts at least at the end of each quarter. We are implementing improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, will be expanding our inventory receiving process to include remote locations, as appropriate and reconciling inventory to each customer order and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. Regarding accounts payable reconciliation, we will confirm our key accounts payable balances with our vendors and reconcile the confirmations to our accounting records on a quarterly basis.

Management believes that the controls and procedures identified above will address the conditions identified by PricewaterhouseCoopers as material weaknesses. These changes will become permanent elements of our internal controls. We are now confident that we have and are in the process of implementing the proper level of controls to correct the material weaknesses. We plan to continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2004

Tut Systems, Inc.

By:	/s/ Randall K. Gausman,
Randall K. Gausman,
Vice-President, Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.