Form 10-Q/A
period 2003-06-30
TUT SYSTEMS INC
filed 2004-06-11
CIK 878436

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

As of July 28, 2003, 19,991,689 shares of registrant’s common stock, par value $0.001 per share, were issued and outstanding.

The undersigned registrant hereby amends the Form 10-Q originally filed on July 31, 2003, (the “Form 10-Q”) solely for the purpose of revising Item 4 of Part I in its entirety, as set forth herein. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update the disclosures therein in any way other than as reflected herein.

Item 4 of the 10-Q is hereby amended and restated in its entirety as follows:

PART I

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, the end of the period covered by the Form 10-Q for the second quarter, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in the reports that the Company filed and submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) was recorded, processed, summarized and reported as and when required. Likewise, our Chief Executive Officer and Chief Financial Officer concluded that there had not been any change in the company’s internal control over financial reporting that occurred during the period covered by the 10-Q that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting that was identified in connection with the Company’s evaluation of its internal control over financial reporting.

However, subsequent to these initial conclusions that our Chief Executive Officer and Chief Financial Officer reached regarding our disclosure controls and procedures and our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that these original conclusions were incorrect. Our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2003 and, therefore, our disclosure in the Form 10-Q relating to disclosure controls and procedures and our internal control over financial reporting was incorrect.

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

Date: June 10, 2004

Tut Systems, Inc.

By:	/s/ Randall K. Gausman
Randall K. Gausman,
Vice-President, Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.