Form 10-K/A
period 2003-12-31
TUT SYSTEMS INC
filed 2004-06-11
CIK 878436

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2 TO FORM 10-K)

(Mark One)
☒	Annual Report pursuant to Section 13 or 15 of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
☐	Transition Report pursuant to Section 13 or 15 of the Securities Exchange Act of 1934
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $78,767,255 as of June 30, 2003 based on the closing price of the common stock as reported on The Nasdaq National Market for June 30, 2003. There were 20,423,257 shares of the Registrant's common stock issued and outstanding on June 8, 2004.

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
ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Amendment No. 2 to the Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall." We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. These risks and uncertainties include those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained in this annual report include statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between 2003 and 2007, (3) our intention to expand our relationship with value-added distributors and partners in Europe and Asia, (4) our intention to expand and further specialize our video trunking products for surveillance and broadcast TV backhaul applications, (5) our anticipation that we will introduce products to support new technologies, (6) our expectation that small to medium size IOCs in the U.S. will remain our primary near term customers for Astria products, (7) our belief that our cash and cash equivalents as of December 31, 2003 are sufficient to fund our operating activities and capital expenditure for the next twelve months, (8) our expectation that working capital will begin to increase in future periods, (9) our expectation that we will seek additional equity funding in the first quarter of 2004 and (10) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

        The cautionary statements contained under the caption "Risk Factors" and other similar statements contained elsewhere in this report, including the documents that are incorporated by reference, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause our actual results, performance or achievements expressed or implied by such forward-looking statements.

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

        As a result of these competitive threats, large telcos are beginning to use their existing digital subscriber line, or DSL, and fiber-to-the-home infrastructures to offer broadcast TV services and better compete for the end customer with a bundled offering of voice, data, and video services. DSL technologies use sophisticated signal blending techniques to deliver data through copper wires. Fiber-to-the-home refers to optical fiber that is installed from a telephone switch directly to a subscriber's home. In the meantime, many small independent operating telephone companies, or IOCs, and international carriers are already installing or planning to install digital video headends to offer broadcast TV service over their DSL and fiber infrastructures. According to a report released by InStat/MDR in April 2003, the number of telco video subscribers worldwide will increase from 572,000 at the end of 2003 to over 19.0 million by the end of 2007.

Technical Challenges for Delivering Broadcast Quality Video over Telco Networks

        To deliver broadcast quality video, a non-satellite-based service provider must install a digital TV headend to receive both national and local broadcast TV signals and to properly process these signals for delivery over fiber, cable, or copper-based DSL infrastructures. The limitations on the amount of data that telco DSL facilities can transmit in a fixed amount of time (such limitations are often referred to as bandwidth) when compared to the high bandwidth capacity of cable facilities means that telco headends require greater video processing performance. For example, video headends deployed by cable operators have been able to simply pass high speed satellite-fed TV signals directly to their cable networks without further video compression. Telcos, however, must use video headends that compress the widely data transmission rate of the source signal to a low constant data transmission rate over their DSL networks. Additionally, telco networks often are comprised of multiple hardware platforms that use varying sets of rules, or protocols, for transmitting signals. Therefore, to deliver video services, telcos require digital TV headends that are capable of converting video signals between hardware platforms using various protocols.

Technical Advancements Are Increasing the Available Market for Telcos to Deliver Video

        The bandwidth and distance limitations of the copper-based infrastructure from the telco to the subscriber's home constrain both the number of video channels that may be delivered simultaneously over a DSL system and the number of customers that are reachable from a telco central office. Emerging advancements in video compression technology will soon enable high quality video streams to be transported at much lower data transfer speeds. These emerging advancements are expected to lower data transfer rates by more than 65% relative to technologies currently used in existing satellite and cable facilities. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained DSL lines for the first time. Additionally, there are DSL advancements emerging that expand the available bandwidth from the telco to the subscriber's home thereby supporting higher DSL data transfer rates over longer distances. The combination of these advancements will enable telcos to reach a higher percentage of their customers with a larger number of video channels.

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

The Market for Enterprise and Government Video Systems

        Private enterprises and government entities also use digital video processing systems to distribute video for applications that include corporate training, video and film production, video surveillance, and distance education. In these applications, the particular video source to be encoded may be a signal from a local TV station that needs to be brought back to a regional or statewide digital TV headend that may be 100 miles away, it may be a signal received from an outdoor surveillance camera that needs to reach a decoder or personal computer for viewing hundreds of miles away, or it may be a signal from a university seminar that needs to feed multiple remote classroom sites. This market is also characterized by tradeoffs between the cost of long-distance broadband facilities and the cost of video encoding systems to reduce the need for additional bandwidth. We believe that this market will also expand as advanced video encoding techniques lower the bandwidth requirements for transmitting video signals.

Our Solutions

        Our suite of products is focused on enabling the delivery of broadcast quality video over traditional telco networks. We leverage VTC's previous 20 years of experience as part of Tektronix to develop video-based products that meet the special video processing requirements of telcos. Unlike standard cable headends, our Astria digital video headend solution converts the high and varying data transfer rate signal received as input from a satellite or terrestrial source into a lower constant data transfer rate video stream for subsequent delivery over a telco's DSL or fiber-to-the-home access network. Our high-performance, cost-effective systems are based on the standards developed by the Motion Pictures Expert Group, or MPEG, including MPEG-1 and MPEG-2. We are developing upgrades to the Astria family of products (for introduction in the second half of 2004) to support the emerging MPEG-4 and Microsoft Windows Media 9 compression technologies that will provide lower encoding rates and more advanced interactivity than the current MPEG standards. We believe that the lower encoding rates of these new technologies will extend the reach of video services and enable high-definition TV to be delivered over bandwidth-constrained copper networks. Customers for our Astria video content processing systems include independent operating companies in North America, such as Oxford Networks, and international incumbent carriers, such as PCCW in Hong Kong.

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

  •
  Offer advanced encoding technologies as soon as practical that lower the data transfer rate of video streams to extend the reach of video over DSL networks and allow new services such as high-definition TV;

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

  Astria CP (Content Processor)

        Our Astria CP is a digital video processing platform typically used by carriers at a digital TV headend location to convert hundreds of TV channels into low, constant-data-transmission-rate video formats for delivery over any broadband access network. It is a third-generation, video processing system that we have specifically designed for the digital TV marketplace. The Astria CP uses our patent-pending QualView™ software applications to deliver high quality video when converting satellite-

based variable data transmission rate video and audio signals to low, constant-data-transmission-rate content for delivery over telco networks. These QualView applications can separate the desired TV channels from a mix of over 200 channels received from various satellites, lower the data transmission rate of the desired channels, and convert the video signals to the appropriate network interface and protocol. The Astria CP also supports encoder modules that convert uncompressed video signals to compressed constant-data-transmission-rate video streams.

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

        Today the Astria CP processes video content in standard MPEG-1 or MPEG-2 formats. We are developing upgrades to the Astria family of products to support the emerging MPEG-4 and Windows Media 9 encoding technologies. These new technologies will provide lower encoding rates and more advanced interactivity than MPEG standards previously provided. We anticipate first commercial availability of these capabilities in the second half of 2004. These capabilities will enable our customers to reach the next stage data transmission rate reduction without having to upgrade their complete headend, thus preserving the customer's original investment. This will also enable video streams to be easily viewed from the large base of personal computers running MPEG-4 Windows Media players.

  Astria RCP (Remote Content Processor)

        For service providers delivering digital TV over regional or statewide networks, our Astria RCP provides an affordable way to distribute video signals sourced from a single digital TV headend. The Astria RCP typically accepts pre-processed TV channels from a centralized Astria CP via a fiber backbone network and performs appropriate network and protocol conversion for delivery of the video streams over a variety of telco access networks. The Astria RCP can also be used to encode and compress local TV channels. This flexibility allows service providers to place Astria RCPs at the edge of a fiber optic transport network to deliver aggregated and localized content to a specific region or community. The ability to add or drop channels into the line-up at the edge of the transport network allows service providers to incorporate local programming, advertising, and emergency alert system content. This capability enables a service provider to offer a customized mix of channels and content that is relevant to local subscribers. The Astria RCP comes in two versions, a 12-slot version based on the same chassis as the Astria CP and a 6-slot version. In contrast to the Astria CP, the RCP does not process the high, variable-data-transmission-rate signals received from satellites.

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

        Our XL line of Ethernet extension products is often used by individual enterprises to extend their data networks over distances that cannot be accommodated by standard Ethernet wiring. Various XL products operate over distances of up to 20,000 feet, at data transmission rates up to 10 Mbps, all over a single pair of ordinary telephone wires. In certain situations, these XL products are used in combination with our M2 products to support the encoding of local content to feed digital video headends.

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

Available Information

        Our Annual Report on Form 10-K, as amended, Quarterly Reports on Form 10-Q, as amended, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.tutsystems.com when such reports are available on the Securities and Exchange Commission website. The contents of our website are not incorporated into this Form 10-K/A.

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

ITEM 3.    LEGAL PROCEEDINGS

Whalen v. Tut Systems, Inc. et al

        On October 30, 2001, we and certain of our current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from our January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and alleges claims against certain of our current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaint also names as defendants the underwriters for our initial public offering and secondary offering. Similar suits were filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Therefore, for pretrial purposes, the Whalen action is being coordinated with the approximately 300 other suits before United States District Court Judge Shira Scheindlin of the Southern District of New York under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Whalen action, namely, Nelson Caldwell, Salvatore D'Auria and Matthew Taylor, were dismissed without prejudice by an October 9, 2002 Order of the Court, approving the parties' October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order denying our motion to dismiss.

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

        On June 8, 2004 the last reported sale price of our common stock on the Nasdaq National Market was $3.08 per share. As of June 8, 2004, there were 20,423,257 shares of our common stock outstanding and approximately 275 holders of record of our common stock.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents our selected consolidated financial data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, the fiscal years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements. The selected consolidated financial data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes included elsewhere in this report.

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

Material Trends and Uncertainties

        We pay close attention to and monitor various trends and uncertainties about our business. There is a growing demand by independent operating telephone companies to offer video services to their customer base. According to a report released by InStat/MDR in April 2003, the number of telco video subscribers worldwide will increase from 572,000 at the end of 2003 to over 19.0 million by the end of 2007. While this growing market presents opportunities to serve a larger customer base, we are also seeing the emergence of intense competition as more companies compete to sell digital TV headend products. We expect this market space will continue to become more competitive in the future. As we begin to target larger telco customers, we expect to compete with larger public companies, including Harmonic, Motorola and Tandberg Television. Our immediate competitors in the digital TV headend markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing, marketing and selling new products than we are able to. In addition, these companies may become targets for acquisition by larger companies, in which case we would face competitors with substantially greater name recognition, and technical, financial and marketing resources than we have. This increased competitive pressure may adversely affect the amount and timing of our revenue in future periods, thereby making it more difficult for us to accurately forecast our future revenue, and may also adversely affect our product and service margins.

        The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these new technologies to maintain our market position. Digital subscriber line, or DSL, technologies use sophisticated signal blending techniques to transmit data through copper wires. The limitations on the amount of data that can be transmitted in a fixed amount of time (such limitations are referred to as bandwidth) and the distance data may be transmitted using copper wire constrain both the number of video channels that may be delivered simultaneously and the number of customers that are reachable from a telco central office over a DSL network. Emerging advancements in video compression technology will soon enable high quality video streams to be transported at lower data transfer rates than currently deployed. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. ADSL is a new technology that allows more data to be transmitted over existing copper telephone lines compared with standard DSL. Additionally, DSL advancements are emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL data transfer rates over longer distances. As our products continue to incorporate these new technological advancements, we expect the demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels. However, because of the increasing competition in the markets in which we compete, regardless of our revenue and product and service margins in future periods, we will have to continue to devote significant resources to research and development in future periods in order to continue to offer our customers competitive products that incorporate these emerging technologies. As a consequence, we expect that our research and development expenses will increase throughout the remainder of 2004 relative to our spending in 2003.

        As we continue to capitalize on the growing number of telcos deploying video services in the United States and abroad, we will also have to continue to aggressively market our new and existing products and expand our marketing and sales efforts domestically and internationally. Nevertheless, our operations have been and will continue to be subject to pressure from weakness in the overall technology sector as well as the digital media industry, including the potential for a lengthening of our sales cycle and the potential delay of customer purchasing decisions, which may reduce our expected revenue. Any such lengthening of the purchase decision by prospective customers would likely result from several factors that are affecting the overall digital TV headend market. Such factors include, but are not limited to, the introduction of advanced compression technologies later this year and early next year, the transition to more efficient data transmission technologies and the emergence of video signal encryption requirements. Therefore, given the opportunities offered by the growing number of telcos deploying video services and the lengthening of the sales cycle, we expect to maintain our sales and marketing expenses at levels consistent with our future revenue expectations.

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

        In January 2004 in connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP, the Company's independent auditors, advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considers to be material weaknesses, as defined by Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit." The material weaknesses that PricewaterhouseCoopers identified related to inventory controls and the accounts payable process for the Company's Videotele.com business, which the Company acquired in November 2002. Specifically:

  1.
  Our internal controls are inadequate to properly record our inventory quantities in an accurate and timely manner; and

  2.
  Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers' records, considering what the suppliers had shipped to us prior to period end.

        While these material weaknesses had an immaterial effect on our reported results, they nevertheless constitute deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made, in this Form 10-K/A.

        At the time of our acquisition of the Videotele.com business in November 2002, we had in place disclosure controls and procedures and processes for our existing business (i.e., our pre-November 2002 business) that our CEO and CFO at the time believed to be sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC. Likewise, we had in place internal controls that our CEO and CFO believed at the time of the VTC acquisition to be sufficient to "provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles."

        Since December 31, 2002, we have continued to review our disclosure controls and procedures and internal controls periodically in connection with our Form 10-Q filings. Throughout 2003, our CEO and CFO have continued to believe that our disclosure controls and procedures and internal controls have allowed us to provide all material and necessary disclosure in a timely manner, as required by Exchange Act and the applicable rules thereunder.

        In January 2004, during the audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers discovered the material weaknesses noted above and brought these weaknesses to our attention. Based on discussions with PricewaterhouseCoopers and the audit committee of our Board of Directors, we worked throughout our year-end 2003 accounting close and audit to identify the nature, scope and materiality of these weaknesses in our internal controls and their impact on our fiscal year 2003 financial statements and to determine the extent to which these internal control weaknesses might adversely affect our disclosure controls and procedures. Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fourth quarter of fiscal 2003, we determined that the accounts payable process had failed to record certain liabilities associated with VTC products that we purchased, principally from our contract manufacturer and certain other suppliers. We quantified this internal control weakness relating to accounts payable recordation by reconciling our records to that of our contract manufacturer and reviewing our liabilities with other vendors. We quantified the inventory process control weakness by taking complete physical inventories at each VTC inventory location and reconciling the results to our records. Upon completion of our analysis and testing, we identified an additional charge of approximately $34,000 to cost of goods sold related to the internal control weaknesses identified above. We recorded this charge prior to issuing our financial statements for the year ended December 31, 2003. In addition to our review of the financial statements for the year ended December 31, 2003, we re-confirmed that our accounts payable recordation and inventory controls were effective for the year ended December 31, 2002.

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

        In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee is taking an active role in these efforts, including overseeing management's implementation of corrective measures. With respect to inventory management, we will perform physical inventory counts at least at the end of each quarter. We are implementing improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, will be expanding our inventory receiving process to include remote locations, as appropriate and reconciling inventory to each customer order and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. Regarding accounts payable reconciliation, we will confirm our key accounts payable balances with our vendors and reconcile the confirmations to our accounting records on a quarterly basis.

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

Definitions for Discussion of Results of Operations

        Our discussion of our results of operations focuses on the following items from our income statement: Total revenues consists of product sales, and license and royalty fees. Product revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Product revenue also consists of revenue from our broadband transport and service management products. License and royalty fees consist of non-refundable license fees and royalties received by us for products sold by our licensees. Since our acquisition of VTC, a large part of our quarterly revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue for each quarter. If we were to sell even one less system than our forecasted number of headend sales per quarter, our quarterly revenue would be materially impacted. As we did not enter into any new license or royalty agreements during 2001, 2002 or 2003 [or for the first quarter of 2004?], we expect that our license and royalty revenue will decrease in the foreseeable future. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years' acquisitions.

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

        Total Revenues.    For the year ended December 31, 2003, our total revenues increased by 243.5% to $32.2 million from $9.4 million for the year ended December 31, 2002. During this same period, our product revenue increased by 266.7% to $31.5 million from $8.6 million for the year ended December 31, 2002. This $22.9 million increase in product revenue was due solely to the sale of our video processing systems. Fiscal year 2003 was the first full year that included revenue from our VTC acquisition in November 2002. During 2003, we experienced a growing demand for our video processing systems from independent operating telephone companies as they in turn experienced increasing demand for video services in the markets they serve. Product revenue from the sale of our broadband transport and service management products changed by less than 0.5% from 2002 to 2003. We operate in a single business segment across two related markets. We measure our product revenue by our two product lines only and therefore are unable to further quantify the impact of individual products on our revenue. For the year ended December 31, 2003, our license and royalty revenue decreased by 9.0% to $0.7 million from $0.8 million for the year ended December 31, 2002. We expect sales related to VTC products to continue to increase in 2004 and sales relating to our broadband transport and service management products to also increase in 2004, but a lower rate of increase.

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

        Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-

carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility of the arrangement fee. Management's judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We sell to customers for which there is a history of successful collection and to new customers for which such history may not exist. New customers are subject to a credit review process, which evaluates the customers' financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

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

        The markets for video content processing, transmission and high-speed data access systems are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end-user requirements and evolving industry standards. To remain competitive, we must continually improve the performance, features and reliability of our products. For example, advancements in compression technology are leading the video content processing industry to begin the transition to next generation compression standards. These advances will allow for further reductions in the bandwidth required to deliver standard definition video channels and introduce the possibility of delivering high-definition television over asymmetric digital subscriber lines, or ADSL, for the first time. ADSL is a new technology that allows more data to be transmitted over copper telephone lines than standard DSL. Further advances in compression technology, or the emergence of new industry standards would require that we further redesign our products to incorporate, and remain compatible with, emerging technologies and industry standards.

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

If we are unable to address the material weaknesses in our internal controls that our independent registered public accounting firm identified in the fourth quarter of fiscal 2003, such weaknesses could materially and adversely affect our ability to provide the public with timely and accurate material information about our company, which could harm our reputation and share price.

        In January 2004, our independent registered public accounting firm identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our CEO and CFO determined that, as of December 31, 2003, our disclosure controls and procedures were not sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC and accumulated and communicated to our management, including our

CEO and CFO, to allow timely discussions regarding required disclosure. These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting. We are currently working to fully address these issues. (See pages 20-21 of this Form 10-K/A for further discussion of these weaknesses.) In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Exchange Act and the rules promulgated thereunder. If we cannot do so, investors will sell our shares and industry analysts will either make incorrect recommendations about our company or else end coverage of our company altogether, any of which results could harm our reputation and adversely impact our share price.

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
Liabilities:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Tut Systems, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tut Systems, Inc. (the Company) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Office equipment	3-5 years
Computers and software	3-7 years
Test equipment	3-5 years
Leasehold improvements	1-7 years

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

$7,155

        The following unaudited pro forma consolidated information gives effect to the acquisition of VTC as if it had occurred on January 1, 2001 and 2002 by consolidating the results of operations of VTC with the results of operations of the Company for the years ended December 31, 2001 and 2002. These pro forma results exclude the nonrecurring write-off of in-process research and development of $562 related to the VTC acquisition for the years ended December 31, 2001 and 2002.

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

NOTE 10—STOCKHOLDERS' EQUITY.

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

        Activity under the 1992, 1998 and 1999 Plans (the "Plans") are summarized as follows:

			Outstanding Options
	Shares Available For Grant	Options Exercised	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, January 1, 2001	587	1,055	2,755	$0.36-100.63	$91,858	$33.34
Options authorized	375	—	—	—	—	—
Options granted	(2,450)	—	2,450	0.11-6.19	5,566	2.27
Options exercised	—	66	(66)	0.11-3.60	(59)	0.89
Options terminated	2,144	—	(2,235)	0.52-100.63	(75,454)	33.76
Restricted stock issued	(13)	—	—	—	—	—
Repurchases of unvested shares	5	—	—	—	—	—

Balance, December 31, 2001	648	1,121	2,904	0.11-68.25	21,911	7.54
Options authorized	1,175	—	—	—	—	—
Options granted	(2,371)	—	2,371	0.76-1.81	3,208	1.35
Options exercised	—	11	(11)	0.48-1.45	(12)	1.09
Options terminated	1,104	—	(1,060)	0.11-54.88	(4,799)	4.53

Balance, December 31, 2002	556	1,132	4,204	0.11-68.25	20,308	4.83
Options authorized	375
Options granted	(604)		604	1.25-5.77	1,405	2.33
Options exercised		440	(440)	0.11-3.75	(831)	1.89
Options terminated	719		(719)	1.21-54.88	(1,364)	1.89

Balance, December 31, 2003	1,046	1,572	3,649	$0.11-68.25	$19,518	$5.35

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in our independent registered public accounting firm during the past two fiscal years. There have been no disagreements with our independent registered public accounting firm on our accounting or financial reporting or auditing scope of procedure that would require our registered public accounting firm to make reference to such disagreement in their report on our consolidated financial statements and financial statement schedule, or otherwise require disclosure in this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

        In January 2004 in connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considers to be material weaknesses, as defined by Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit." The material weaknesses that PricewaterhouseCoopers identified related to inventory controls and the accounts payable process for the Company's Videotele.com business, which the Company acquired in November 2002. Specifically:

  1.
  Our internal controls are inadequate to properly record our inventory quantities in an accurate and timely manner; and

  2.
  Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers' records, considering what the suppliers had shipped to us prior to period end.

        While these material weaknesses had an immaterial effect on our reported results, they may nevertheless constitute deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements in this Form 10-K/A not misleading in light of the circumstances under which they were made.

        At the time of our acquisition of the Videotele.com business in November 2002, we had in place disclosure controls and procedures and processes for our existing business (i.e., our pre-November 2002 business) that our CEO and CFO at the time believed to be sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC. Likewise, we had in place internal controls that our CEO and CFO believed at the time of the VTC acquisition to be sufficient to "provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles."

        Since December 31, 2002, we have continued to review our disclosure controls and procedures and internal controls periodically in connection with our Form 10-Q filings. Throughout 2003, our CEO and CFO have continued to believe that our disclosure controls and procedures and internal controls have allowed us to provide all material and necessary disclosure in a timely manner, as required by the Exchange Act and the applicable rules thereunder.

        In January 2004, during the audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers discovered the material weaknesses noted above and brought these weaknesses to our attention. Based on discussions with PricewaterhouseCoopers and the audit committee of our Board of Directors, we worked throughout our year-end 2003 accounting close and audit to identify the nature, scope and materiality of these weaknesses in our internal controls and their impact on our fiscal year 2003 financial statements and to determine the extent to which these internal control weaknesses might adversely affect our disclosure controls and procedures. Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fourth quarter of fiscal 2003, we determined that the accounts payable process had failed to record certain liabilities associated with VTC products that we purchased, principally from our contract manufacturer and certain other suppliers. We quantified this internal control weakness relating to accounts payable recording by reconciling our records to that of our contract manufacturer and reviewing our liabilities with other vendors. We quantified the inventory process control weakness by taking complete physical inventories at each VTC inventory location and reconciling the results to our records. Upon completion of our analysis and testing, we identified an additional charge of approximately $34,000 to cost of goods sold related to the internal control weaknesses identified above. We recorded this charge prior to issuing our financial statements for the year ended December 31, 2003. In addition to our review of the financial statements for the year ended December 31, 2003, we re-confirmed that our accounts payable recording and inventory controls were effective for the year ended December 31, 2002.

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

        In addition to identifying the above internal control weaknesses relating to inventory and the accounts payable process, we also tested our other internal controls to determine whether there were other such material weaknesses aside from the inventory and accounts payable weaknesses mentioned above that affected our financial statements for the fiscal year ended December 31, 2003. In particular, we tested our other internal controls by reviewing processes, analytical reviews and substantive testing that included other third-party confirmations and by reviewing activity subsequent to year-end 2003. Based on these tests, we did not identify any other material weaknesses in internal controls. Therefore, our CEO and CFO believed at the time of the filing of the Form 10-K on February 2, 2004 that they had reasonable grounds to conclude that the weaknesses in internal controls related solely to those items mentioned above and resulted in an immaterial charge of approximately $34,000.

        Based on their review of our internal controls as described above, our CEO and CFO also assessed our disclosure controls and procedures for the fiscal year ended December 31, 2003. Our CEO and CFO believed at the time of the filing of the Form 10-K that they had reasonable grounds to conclude that, other than the inventory and accounts payable weaknesses that PricewaterhouseCoopers had identified, there were no other material weaknesses in our disclosure controls and procedures and that the information required to be reported in the Form 10-K was recorded, processed, summarized and reported within the time periods specified by the applicable Exchange Act rules.

        In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee is taking an active role in these efforts, including overseeing management's implementation of corrective measures. With respect to inventory management, we will perform physical inventory counts at least once at the end of each quarter. We are implementing improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, will be expanding our inventory receiving process to include remote locations, as appropriate and reconciling inventory to each customer order and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. Regarding accounts payable reconciliation, we will confirm our key accounts payable balances with our vendors and reconcile the confirmations to our accounting records on a quarterly basis.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is incorporated by reference in this Amendment No. 2 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and provides the information required in Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

        With respect to Section 16(a) compliance, the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Amendment No. 2 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and provides the information required in Item 10.

ITEM 11.    EXECUTIVE COMPENSATION

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Amendment No. 2 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and provides the information required in Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Amendment No. 2 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and provides the information required in Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Amendment No. 2 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and provides the information required in Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Amendment No. 2 to the Annual Report on Form 10-K/A pursuant to General Instruction G(3) and provides the information required in Item 14.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)

  1.    Financial Statements

        The following documents are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K/A:

  2.    Financial Statements Schedules

        The following financial statement schedule is filed as part of this Amendment No. 2 to the Annual Report on Form 10-K/A:

          Schedule II—Valuation and Qualifying Accounts and Reserves

        All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

  3.    Exhibits

        The exhibits listed on the accompanying index to exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salvatore D'Auria and Randall K. Gausman, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Amendment No. 2 to the Annual Report on Form 10-K/A, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SALVATORE D'AURIA Salvatore D'Auria	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 10, 2004
/s/ RANDALL K. GAUSMAN Randall K. Gausman	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 10, 2004
/s/ NEAL DOUGLAS Neal Douglas	Director	June 10, 2004
/s/ CLIFFORD H. HIGGERSON Clifford H. Higgerson	Director	June 10, 2004
/s/ GEORGE M. MIDDLEMAS George M. Middlemas	Director	June 10, 2004
/s/ ROGER H. MOORE Roger H. Moore	Director	June 10, 2004

TUT SYSTEMS, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses		Write-offs		Reclasses from Other Accounts		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	21,167	(954	)(1)	(13,305)		—		6,908
Year ended December 31, 2002	6,908	(2,277	)(2)	(5,821)		1,200	(5)	10
Year ended December 31, 2003	10	37		—		—		47
Allowance for doubtful notes receivable:
Year ended December 31, 2001	—	3,820		—		—		3,820
Year ended December 31, 2002	3,820	89	(3)	(3,909	)(4)	—		—
Year ended December 31, 2003	—	—		—		—		—
Valuation allowance for deferred tax assets:
Year ended December 31, 2001	55,241	31,386		—		—		86,627
Year ended December 31, 2002	86,627	18,428		—		—		105,055
Year ended December 31, 2003	105,055	2,604		—		—		107,659
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2001	13,755	34,237		(6,412)		11,752	(6)	53,332
Year ended December 31, 2002	53,332	7,125		(22,739)		—		37,718
Year ended December 31, 2003	37,718	(1,266	)(7)	(36,227)		—		225

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
10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)
10.10	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)
10.11	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(4)
10.12*	Executive Retention and Change of Control Plan.(6)
10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)
10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)
10.15*	1999 Non-Statutory Stock Option Plan.(7)
10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)
10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)
10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

11.1	Calculation of earnings per share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 82).
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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