Form 10-Q
period 2004-06-30
TUT SYSTEMS INC
filed 2004-07-28
CIK 878436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒  No  ☐

As of July 26, 2004, 20,431,650 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                                                                             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,370	$8,756
Accounts receivable, net of allowance for doubtful accounts of $47 and $45 in 2003 and 2004, respectively	7,062	4,812
Insurance settlement receivable	10,725	—
Inventories, net	4,181	4,749
Prepaid expenses and other	1,026	1,869
Total current assets	37,364	20,186
Property and equipment, net	1,722	1,834
Intangibles and other assets	3,685	2,712
Total assets	$42,771	$24,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,055	$3,109
Accrued liabilities	1,516	1,828
Legal settlement liability	10,725	—
Deferred revenue	253	232
Total current liabilities	15,549	5,169
Note payable	3,523	3,673
Other liabilities	44	18
Total liabilities	19,116	8,860
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2003 and 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 20,274 and 20,432 shares issued and outstanding in 2003 and 2004, respectively	20	20
Additional paid-in capital	305,777	306,088
Accumulated other comprehensive loss	(89)	(99)
Accumulated deficit	(282,053)	(290,137)
Total stockholders’ equity	23,655	15,872
Total liabilities and stockholders’ equity	$42,771	$24,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Product	$7,700	$5,105	$14,101	$11,264
License and royalty	165	18	365	35
Total revenues	7,865	5,123	14,466	11,299
Cost of goods sold	4,015	3,447	7,274	8,576
Gross margin	3,850	1,676	7,192	2,723
Operating expenses:
Sales and marketing	1,927	1,932	3,854	3,836
Research and development	2,248	1,860	4,334	3,682
General and administrative	1,105	1,099	2,307	2,216
Impairment of intangible assets	128	—	128	202
Amortization of intangible assets	459	376	918	772
Total operating expenses	5,867	5,267	11,541	10,708

Loss from operations	(2,017)	(3,591)	(4,349)	(7,985)
Interest and other (expense) income, net	(8)	(44)	93	(99)

Net loss	$(2,025)	$(3,635)	$(4,256)	$(8,084)

Net loss per share, basic and diluted (Note 3)	$(0.10)	$(0.18)	$(0.21)	$(0.40)

Shares used in computing net loss per share, basic and diluted (Note 3)	19,894	20,396	19,848	20,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(4,256)	$(8,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	488	650
Provision (recovery) for doubtful accounts	3	13
Provision for excess and obsolete inventory and abandoned products	15	995
Impairment of intangibles	128	202
Amortization of intangibles	918	772
Deferred interest on note payable	128	150
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,923)	2,237
Inventories	1,277	(1,563)
Prepaid expenses and other assets	(372)	(854)
Accounts payable and accrued liabilities	(4,231)	340
Deferred revenue	(559)	(21)
Net cash used in operating activities	(9,384)	(5,163)
Cash flows from investing activities:
Purchase of property and equipment	(516)	(762)
Net cash used in investing activities	(516)	(762)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	11	311
Net cash provided by financing activities	11	311
Net decrease in cash and cash equivalents	(9,889)	(5,614)
Cash and cash equivalents, beginning of period	25,571	14,370
Cash and cash equivalents, end of period	$15,682	$8,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

The Company designs, develops, and sells digital video processing systems that enable telephony-based service providers to deliver broadcast quality digital video signals over their networks. The Company also offers video processing systems that enable private enterprise and government entities to transport video signals over satellite, fiber, radio, or copper networks for surveillance, distance learning, and TV production applications. The Company also offers broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

Historically, the Company derived most of its sales from its broadband transport and service management products. In November 2002, the Company acquired VideoTele.com, or VTC, from Tektronix, Inc. to extend its product offerings to include digital video processing systems. Video-based products now represent a majority of the Company’s sales.

The Company has incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2004, the Company incurred a net loss of $8,084 and negative cash flows from operating activities of $5,163, and has an accumulated deficit of $290,137 at June 30, 2004. Management believes that the cash and cash equivalents as of June 30, 2004 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months.  However, in the event that general economic conditions worsen, the Company may require additional cash to fund its operations. The Company plans to seek additional equity funding to provide working capital, fund potential acquisitions and potentially redeem the VTC acquisition indebtedness.  The Company cannot assure that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material impact on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2003 and June 30, 2004 and for the three and six months ended June 30, 2003 and 2004 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2003 and June 30, 2004, its results of operations for the three and six months ended June 30, 2003 and 2004 and its cash flows for the six months ended June 30, 2003 and 2004. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on June 11, 2004. The balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2004.

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

In the case of software arrangements which require significant production, modification or customization of software, which encompasses all of the Company’s turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the post contract support (“PCS”) element, for which the Company has established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of-completion method, as stipulated by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value of the arrangement prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

For direct sales of video processing systems component products not included as part of turnkey solutions and the direct sale of broadband transport and service management products, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility of the arrangement fee. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company sells to customers for which there is a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, no credit is extended and revenue is recognized on a cash-collected basis, after shipment has occurred or the revenue has been earned under the percentage-of-completion method.

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

During the six months ended June 30, 2004, the Company determined that certain of the technology acquired as part of the purchase of the Viagate Technologies, Inc. assets in September 2001 had become impaired.  As a result, the Company incurred a loss of $202 to write-off the technology.

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss – as reported	$(2,025)	$(3,635)	$(4,256)	$(8,084)
Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(970)	(593)	(2,037)	(1,405)
Net loss – pro forma	$(2,995)	$(4,228)	$(6,293)	$(9,489)
Basic and diluted net loss per share – as reported	$(0.10)	$(0.18)	$(0.21)	$(0.40)
Basic and diluted net loss per share – pro forma	$(0.15)	$(0.21)	$(0.32)	$(0.47)

The fair value of options issued pursuant to the option plans and at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options.

The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss/income and net loss/earnings per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board, the (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements,” which was subsequently revised in December 2003 with the issuance of FIN46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation in the six months ended June 30, 2004 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The calculation of net loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss per share, basic and diluted:
Net loss	$(2,025)	$(3,635)	$(4,256)	$(8,084)
Net loss per share, basic and diluted	$(0.10)	$(0.18)	$(0.21)	$(0.40)
Shares used in computing net loss per share, basic and diluted	19,894	20,396	19,848	20,346
Antidilutive securities not included in net loss per share calculations	3,879	4,357	3,879	4,357

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(2,025)	$(3,635)	$(4,256)	$(8,084)
Unrealized losses on other assets	—	(15)	12	2
Foreign currency translation adjustments	(6)	(4)	(12)	(12)
Net change in other comprehensive loss	(6)	(19)	—	(10)
Total comprehensive loss	$(2,031)	$(3,654)	$(4,256)	$(8,094)

NOTE 5—BALANCE SHEET COMPONENTS:

	December 31, 2003	June 30, 2004
Inventories, net:
Finished goods	$4,015	$5,264
Raw materials	391	334
Allowance for excess and obsolete inventory and abandoned product	(225)	(849)
	$4,181	$4,749
Property and equipment:
Computers and software	$1,328	$1,577
Test equipment	2,277	2,771
Office equipment	41	56
	3,646	4,404
Less: accumulated depreciation	(1,924)	(2,570)
	$1,722	$1,834
Accrued liabilities:
Professional Services	$494	$892
Compensation	652	757
Other	370	179
	$1,516	$1,828

The Company recorded a provision for inventory within cost of goods sold totaling $21 in the three months ended June 30, 2004, and $995 in the six months ended June 30, 2004, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the second quarter of 2004.  The Company also reduced inventory costs to market value.

Intangible and other assets:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$8,125	$(5,003)	$3,122
Contract backlog	247	(247)	—
Customer list	86	(14)	72
Maintenance contract renewals	50	(12)	38
Trademarks	315	(52)	263
	$8,823	$(5,328)	3,495

Other non-current assets			190
			$3,685

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$7,922	$(5,741)	$2,181
Contract backlog	247	(247)	—
Customer list	86	(20)	66
Maintenance contract renewals	50	(17)	33
Trademarks	315	(75)	240
	$8,620	$(6,100)	2,520

Other non-current assets			192
			$2,712

During the six months ended June 30, 2004, the Company determined that certain of the technology acquired as part of the purchase of the Viagate Technologies, Inc. assets in September 2001 had become impaired.  As a result, the Company incurred a loss of $202 to write-off the technology.

The aggregate amortization expense for the three months ended June 30, 2003 and 2004 was $459 and $376, respectively and $918 and $772 for the six months ended June 30, 2003 and 2004.

Minimum future amortization expense as of June 30, 2004 is as follows:

Remainder of 2004	$752
2005	875
2006	424
2007	363
Thereafter	106
$2,520

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases equipment and office, assembly and warehouse space under non-cancelable operating leases that expire from 2004 through 2005.

Minimum future lease payments under operating leases as of June 30, 2004 are as follows:

Remainder of 2004	$435
2005	266
Thereafter	—
$701

Purchase commitments

The Company had non-cancelable commitments to purchase finished goods inventory totaling $1,009 and $447 in aggregate at December 31, 2003 and June 30, 2004, respectively.

Contingencies

Whalen v. Tut Systems, Inc. et al

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaint also names as defendants the underwriters for the Company’s initial public offering and secondary offering.  Similar suits were filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  Therefore, for pretrial purposes, the Whalen action is being coordinated with the approximately 300 other suits before United States District Court Judge Shira Scheindlin of the Southern District of New York under the matter In Re Initial Public Offering Securities Litigation.  The individual defendants in the Whalen action, namely, Nelson Caldwell, Salvatore D ‘Auria and Matthew Taylor, were dismissed without prejudice by an October 9, 2002 Order of the Court, approving the parties’ October 1, 2002 Stipulation of Dismissal.  On February 19, 2003, the Court issued an Opinion and Order denying the Company’s motion to dismiss.

A stipulation of settlement for the claims against the issuer-defendants, including the Company, was submitted to the Court on June 14, 2004 in the In Re Initial Public Offering Securities Litigation.  The settlement is subject to a number of conditions, most of which are outside of the Company’s control, including approval by the Court.  The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

The stipulation of settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of the Company will therefore depend on the final terms of the settlement, including the number of issuer-defendants that ultimately participate in the final settlement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants.

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement.  If the plaintiffs recover less than $1 billion,  the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of June 30, 2004, the Company has not accrued a liability for this matter.

In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”).

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of investors who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs were appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants reached a settlement of the Securities Litigation Action in December 2003. Subject to preliminary and final approval by the Court, the Company’s insurance carriers agreed to pay $10 million, on behalf of the Company, to settle the suit. The settlement includes a release of all defendants. The insurance carriers paid the settlement amount to plaintiffs’ escrow agent in January 2004. The Court preliminarily approved the settlement on February 24, 2004 and finally approved the settlement on May 14, 2004. The settlement became final on June 15, 2004, the date when the appeals period ended. Therefore, in the second quarter of 2004, the $10 million was removed from the insurance settlement receivable and the legal settlement liability.

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

NOTE 7—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
United States	$6,109	$3,753	$11,840	$9,154
International:
Canada	589	515	708	815
Ireland	291	584	545	730
All other countries	876	271	1,373	600
	$7,865	$5,123	$14,466	$11,299

No individual customer accounted for greater than 10% of the Company’s revenue for the three and six months ended June 30, 2003.  One customer, Enterasys Networks Ltd. accounted for 11% of the Company’s revenue for the three months ended June 30, 2004.  No individual customer accounted for greater than 10% of the Company’s revenue for the six months ended June 30, 2004.

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

Revenue relating to the broadband transport and service management products was $2,532 and $2,016 for the three months ended June 30, 2003 and 2004, respectively and $4,189 and $3,916 for the six months ended June 30, 2003 and 2004, respectively. Revenue related to video processing systems was $5,333 and $3,107 for the three months ended June 30, 2003 and 2004, respectively and $10,277 and $7,383 for the six months ended June 30, 2003 and 2004, respectively.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1)our belief that there is and will continue to be growing demand for video services in the future (2) our belief that video products will provide most of our growth opportunities for the foreseeable future, (3) our belief that the number of telco video subscribers will grow significantly between 2004 and 2007 and that this market space will continue to become more competitive,(4) our expectation that we will see growing demand for our products in the future, (5) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (6) our expectation that emerging advancements in video compression technology will allow more efficient transport of video streams, (7) our expectation that digital subscriber line or DSL technology will continue to dominate telco broadband networks for the foreseeable future, (8) our belief that new controls and procedures have addressed the conditions identified by our auditors as material weaknesses, (9) our expectation that capital expenditures for research and development will decrease in 2004, (10) our expectation that our research and development expenses will increase throughout the remainder of 2004, (11) our expectation that capital expenditures in 2004 will be comparable to 2003 and that these capital expenditures will be funded from operations,(12) our expectation that we will pay accrued interest on the note issued to Tektronix beginning January 31, 2006,(13) our belief that our cash and cash equivalents as of June 30, 2004 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months, (14) our expectation that working capital will begin to increase in future periods, (15) our expectation that we will seek additional equity funding in the third quarter of 2004, (16) our expectation that future license and royalty revenue will decrease in future periods, (17) our anticipation that our sales and operating margins will continue to fluctuate, (18) our expectation that revenue for the second half of 2004 will exceed revenue for the first half of the year, (19) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (20) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, and (21) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

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

Prior to our acquisition of VTC, international sales represented 56.3% and 43.0% of our total sales in 2001 and 2002, respectively. Since our acquisition of VTC, international sales have represented a smaller percentage of our overall business relative to prior years, though international sales are still a material portion of our total sales. In 2003, international sales represented 18.4% of our total sales and for the three and six months ended June 30, 2004, international sales represented 26.7% and 19.0%, respectively, of our total sales.

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

The digital media industry continues to be intensely competitive.  We are continuing to focus on developing technologies and introducing new products and we expect that our research and development expenses will increase throughout the remainder of 2004. We continue to aggressively market our new and existing products and to expand our marketing efforts domestically and internationally.  Nevertheless, our operations have been subject, and will continue to be subject, to pressure from weakness in the overall technology sector as well as the digital media industry.  During the first two quarters of 2004 our sales cycle generally increased and customers delayed purchasing decisions.  The deferral of customer orders reduced our revenue in the first two quarters of 2004 compared with prior periods and compared with what we had expected for those quarters.  We believe this lengthening of the decision making process is the result of an increasing variety of other products that interface with our systems. We have been operating at a loss since inception and, based on expected revenues, we anticipate that we will continue to operate at loss during the remainder of 2004.  As we announced on July 8, 2004, we expect revenues during the second half of 2004 will exceed revenue for the first half of the year.  However, the deferral of customer orders we experienced during the first half of 2004 may continue, which may result in reduced revenues in the future.

Internal Controls and Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2004. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that our disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements. As of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure control and procedures are effective.

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

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believed that as of December 31, 2003, there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made.

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

In January 2004, during the audit of our financial statements for the fiscal year ended December 31, 2003, PricewaterhouseCoopers LLP discovered the material weaknesses noted above and brought these weaknesses to our attention. Based on discussions with PricewaterhouseCoopers LLP and the audit committee of our Board of Directors, we worked throughout our year-end 2003 accounting close and audit to identify the nature, scope and materiality of these weaknesses in our internal controls and their impact on our fiscal year 2003 financial statements and to determine the extent to which these internal control weaknesses might adversely affect our disclosure controls and procedures. Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fourth quarter of fiscal 2003, we determined that the accounts payable process had failed to record certain liabilities associated with VTC products that we purchased, principally from our contract manufacturer and certain other suppliers. We quantified this internal control weakness relating to accounts payable recordation by reconciling our records to that of our contract manufacturer and reviewing our liabilities with other vendors. We quantified the inventory process control weakness by taking complete physical inventories at each VTC inventory location and reconciling the results to our records. Upon completion of our analysis and testing, we identified an additional charge of approximately $34,000 to cost of goods sold related to the internal control weaknesses identified above. We recorded this charge prior to issuing our financial statements for the year ended December 31, 2003. In addition to our review of the financial statements for the fiscal year ended December 31, 2003, we re-confirmed that our accounts payable recordation and inventory controls were effective for the year ended December 31, 2002.

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

Based on their review of our internal controls as described above, our CEO and CFO also assessed our disclosure controls and procedures for the fiscal year ended December 31, 2003. Our CEO and CFO believed at the time of the original filing of the Form 10-K that they had reasonable grounds to conclude that, other than the inventory and accounts payable weaknesses that PricewaterhouseCoopers LLP had identified, there were no other material weaknesses in our disclosure controls and procedures and that the information required to be reported in the Form 10-K was recorded, processed, summarized and reported within the time periods specified by the applicable Exchange Act rules.

In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee is taking an active role in these efforts, including overseeing management’s implementation of corrective measures. With respect to inventory management, we have performed physical inventory counts at least at the end of each quarter in 2004. We have implemented improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, have reiterated to key operations and accounting personnel the importance of proper inventory management and control. We will be expanding our inventory receiving process to include remote locations, as appropriate and reconciling inventory to each customer order. Regarding accounts payable reconciliation, we have confirmed our key accounts payable balances with our vendors and reconciled the confirmations to our accounting records on a quarterly basis in 2004.

Management believes that the controls and procedures identified above have and will address the conditions identified by PricewaterhouseCoopers LLP as material weaknesses. These changes will become permanent elements of our internal controls. We are now confident that we have and are in the process of implementing the proper level of controls to correct the material weaknesses. We plan to continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

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

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	51.1	67.3	50.3	75.9
Gross margin	48.9	32.7	49.7	24.1
Operating expenses:
Sales and marketing	24.5	37.7	26.6	34.0
Research and development	28.6	36.3	30.0	32.6
General and administrative	14.1	21.5	16.0	19.6
Impairment of intangibles	1.6	—	0.9	1.8
Amortization of intangibles	5.8	7.3	6.3	6.8
Total operating expenses	74.6	102.8	79.8	94.8
Loss from operations	(25.7)	(70.1)	(30.1)	(70.7)
Interest and other income, net	(0.1)	(0.9)	0.6	(0.9)
Net loss	(25.8)%	(71.0)%	(29.5)%	(71.6)%

Three and Six Months Ended June 30, 2003 and 2004

Total Revenues.  Our total revenues decreased to $5.1 million and $11.3 million for the three and six months ended June 30, 2004, respectively, when compared with total revenues of $7.9 million and $14.5 million for the same periods in 2003. For the three months ended June 30, 2004, our product revenue from video processing systems declined by 41.5% to $3.1 million from $5.3 million for the three months ended June 30, 2003.  For the six months ended June 30, 2004, our product revenue from video processing systems decreased by $2.9 million, or 28.2%, to $7.4 million from $10.3 million for the same period in 2003.    The decreases in video processing systems product revenue were due primarily to the adverse effect of several digital TV headend sales not closing during the period as expected.  While we believe the market for digital TV headend sales continues to expand, we are seeing an increase in a variety of factors that are causing many prospective customers to delay their purchase decisions.  Sales of broadband transport and service management products decreased from $2.5 million in the second quarter of 2003 to $2.0 million in the second quarter of 2004 and decreased from $4.2 million for the six months ended June 30, 2003 to $3.9 million for the six months ended June 30, 2004.   Included in sales of broadband transport and service management products were sales to one customer, Enterasys Networks Ltd. which accounted for 11% of our total revenue for the three months ended June 30, 2004.  For the three months ended June 30, 2004, our license and royalty revenue decreased to $18,000 from $0.2 million for the three months ended June 30, 2003 and decreased to $35,000 for the six months ended June 30, 2004 from $0.4 million for the six months ended June 30, 2003.  We expect that our license and royalty revenue will continue to decrease in the foreseeable future.

Cost of Goods Sold.  For the three months ended June 30, 2004, our cost of goods sold decreased by $0.6 million to $3.4 million from $4.0 million for the three months ended June 30, 2003. The decrease in cost of goods sold was due to a $0.9 million decrease in material costs relating to lower sales volume, partially offset by an increase in labor costs of  $0.2 million and an increase in overhead costs of $0.1 million.   Cost of goods sold increased by $1.3 million to $8.6 million during the six months ended June 30,

2004 from $7.3 million for the six months ended June 30, 2003.  This increase in costs of goods sold includes an increase of $1.0 million in inventory reserves recorded during the first quarter of 2004.  The remaining increase in costs of goods sold of $0.3 million includes an increase in labor costs of $0.3 million and an increase in overhead costs of $0.5 million, partially offset by a decrease in material costs of $0.5 million.

Sales and Marketing.  For the three and six months ended June 30, 2004 and 2003, our sales and marketing expenses remained consistent at $1.9 million and $3.8 million respectively.

Research and Development.  For the three months ended June 30, 2004, our research and development expense decreased by 17.3% to $1.9 million from $2.2 million for the three months ended June 30, 2003. The $0.3 million decrease in our research and development expense for the second quarter of 2004 when compared with the same period in 2003 was due to a decrease of $0.3 million in personnel related costs. We expect that our research and development expenses will increase throughout the remainder of 2004. Research and development expense decreased by $0.6 million to $3.7 million for the six months ended June 30, 2004 from $4.3 million for the six months ended June 30, 2003.  The $0.6 million decrease was due to a decrease of $0.6 million in personnel related costs.  Our capital expenditures for research and development were $0.1 million and $19,000 for the three months ended June 30, 2003 and 2004, respectively and $0.1 million and $0.3 million for the six months ended June 30, 2003 and 2004, respectively. We expect capital expenditures for research and development to decrease in 2004.

General and Administrative.  For the three months ended June 30, 2004 and 2003, our general and administrative expense remained consistent at $1.1 million.  For the six months ended June 30, 2004, general and administrative expense decreased to $2.2 million from $2.3 million for the six months ended June 30, 2003.  The $0.1 million decrease was due to a $0.2 million decrease in personnel related costs and a $0.2 million decrease in insurance costs offset by a $0.3 million increase in outside services.

Impairment of Intangible Assets.  During the first quarter of 2004, we determined that certain of the technology acquired as part of the purchase of the ViaGate Technology assets had become impaired. As a result, we recorded an impairment charge of $0.2 million to write off the book value of the intangible assets associated with this technology. During the second quarter of 2003, we recognized a loss of $0.1 million for the impairment of certain technology acquired as part of the acquisition of the assets of ViaGate.

Amortization of Intangible Assets.  Amortization of intangible assets is comprised of intangibles related to the acquisitions of Xstreamis Limited in 2000, and VTC in 2002. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three months ended June 30, 2004, amortization of intangible assets decreased by 18.1% to $0.4 million from $0.5 million for the three months ended June 30, 2003.  Amortization of intangible assets decreased by $15.9% to $0.8 million for the six months ended June 30, 2004 from $0.9 million for the six months ended June 30, 2003.

Interest and Other Income, Net.  Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the six months ended June 30, 2004, our interest and other income, decreased to a net expense of $0.1 million from a net interest and other income of $0.1 million for the six months ended June 30, 2003. The decrease in the six months ended June 30, 2004 of $0.2 million compared with the six months ended June 30, 2003 was primarily the result of lower interest rates on lower average cash balances and increased interest expense associated with the $3.2 million note issued in connection with our purchase of VTC in November 2002.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8.8 million at June 30, 2004, compared with cash and cash equivalents of $14.4 million at December 31, 2003, reflecting a net reduction in cash and cash equivalents of $5.6 million.

Cash used in operating activities was $5.2 million for the six months ended June 30, 2004, compared with $9.4 million for the six months ended June 30, 2003. The reduced cash used in operating activities was primarily due to a decrease in accounts receivable due to lower revenue in the second quarter of 2004 and an increase in accounts payable and accrued liabilities due to an increase in end of quarter inventory purchases.  We recorded a provision for excess and obsolete inventory within cost of goods sold totaling $1.0 million in the six months ended June 30, 2004.

Additions to property and equipment were $0.8 million in the six months ended June 30, 2004, compared with $0.5 million in the six months ended June 30, 2003, primarily reflecting an increased investment in research and development assets. In total we expect capital expenditures for 2004 to be comparable to 2003. We expect these capital expenditures to be funded from operations.

Cash from financing activities were $0.3 million in the six months ended June 30, 2004, compared with $11,000 for the six months ended June 30, 2003 from increased exercises of stock options.

The following table sets forth our contractual obligations as of June 30, 2004:

	Payments due by period
Contractual Obligations	Total	Remainder of 2004	2005 to 2006	2007 to 2008	Thereafter
Long-Term Debt Obligations	$3,673	$—	$—	$3,673	$—
Operating Lease Commitments	701	435	266	—	—
Purchase Obligations	447	447	—	—	—
Other Long-Term Liabilities	18	—	18	—	—
Total	$4,839	$882	$284	$3,673	$—

We do not have any off balance sheet arrangements.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. Principal and accrued interest on the note payable is $3.7 million at June 30, 2004.  Accrued interest in the six months ended June 30, 2004 was $0.1 million.

In connection with the settlements of certain legal matters in December 2003, we recorded a liability and a receivable, each in the amount of $10.7 million, in our December 31, 2003 balance sheet. The settlements were formerly approved by the respective courts during the six months ended June 30, 2004. These amounts were paid by our insurance carriers during the six months ended June 30, 2004. The settlements were formally approved by the respective courts during the six months ended June 30, 2004 and therefore, we removed the $10.7 million liability and receivable related to the settlements from the balance sheet as of June 30, 2004.

We have incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2004, we incurred a net loss of $8.1 million, negative cash flows from operating activities of $5.2 million, and have an accumulated deficit of $290.1 million.

We believe that the cash and cash equivalents as of June 30, 2004 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months. However, in the event that general economic conditions worsen, we may require additional cash to fund our operations. We plan to seek additional equity funding to provide working capital, fund potential acquisitions and potentially redeem the VTC acquisition indebtedness. We cannot be assured that such funding efforts will be successful. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility of the arrangement fee.  Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy.  We sell to customers for which there is a history of successful collection and to new customers for which such history may not exist.  New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position.  Such credit limits are only increased after a successful collection history with the customer has been established.  If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, no credit is extended and revenue is recognized on a cash-collected basis after shipment has occurred or the revenue has been earned under the percentage-of-completion method.

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

During the six months ended June 30, 2003, we determined that certain intangible long-lived assets were impaired and recorded a loss of $0.1 million under SFAS No. 144   During the six month ended June 30, 2004, we determined that certain intangible long-lived assets were impaired and recorded a loss of $0.2 million under SFAS No. 144. Future events could cause us to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, the (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements,” and subsequently revised in December 2003 with the issuance of FIN 46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004.  The adoption of this Interpretation in the six months ended June 30, 2004 did not have a material impact on our results of operations, financial position or cash flows.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of June 30, 2004, we had an accumulated deficit of $290.1 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, if we do so, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenditures. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

Sales to customers outside of the United States accounted for approximately 56.3%, 43.0% and 18.4% of revenue for the years ended December 31, 2001, 2002 and 2003, respectively and 18.2% and 19.0% for the six months ended June 30, 2003 and 2004, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

In January 2004, our independent registered public accounting firm identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our CEO and CFO determined that, as of December 31, 2003, our disclosure controls and procedures were not sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC and accumulated and communicated to our management, including our CEO and CFO, to allow timely discussions regarding required disclosure. These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting. We have worked to fully address these issues. In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder. If we cannot do so, investors will sell our shares and industry analysts will either make incorrect recommendations about our company or else end coverage of our company altogether, any of which results could harm our reputation and adversely impact our share price.

We are currently engaged in a securities class action lawsuit, which, if it were to result in an unfavorable resolution, could adversely affect our reputation, profitability and share price.

We are currently engaged as a defendant in a lawsuit (i.e., Whalen v. Tut Systems, Inc. et al.) that alleges securities law violations against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. While we have reached a settlement with the plaintiffs in this lawsuit, the settlement is subject to certain contingencies, including court approval of the terms of settlement. If the court does not approve this settlement, or any other applicable contingencies are not resolved or otherwise addressed, we would be required to resume litigation in this matter. If we were to resume litigation in these matters, there is no assurance that we would prevail and, if the outcome of such litigation were unfavorable to us, our reputation, profitability and share price could be adversely affected.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at June 30, 2004.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

ITEM 4.     CONTROLS AND PROCEDURES

(a)                                  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2004. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that our disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements. As of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure control and procedures are effective.

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

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believed that as of December 31, 2003, there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made.

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

In January 2004, during the audit of our financial statements for the fiscal year ended December 31, 2003, PricewaterhouseCoopers LLP discovered the material weaknesses noted above and brought these weaknesses to our attention. Based on discussions with PricewaterhouseCoopers LLP and the audit committee of our Board of Directors, we worked throughout our year-end 2003 accounting close and audit to identify the nature, scope and materiality of these weaknesses in our internal controls and their impact on our fiscal year 2003 financial statements and to determine the extent to which these internal control weaknesses might adversely affect our disclosure controls and procedures. Based on further detailed review of our internal controls as they relate to inventory and accounts payable during the fourth quarter of fiscal 2003, we determined that the accounts payable process had failed to record certain liabilities associated with VTC products that we purchased, principally from our contract manufacturer and certain other suppliers. We quantified this internal control weakness relating to accounts payable recordation by reconciling our records to that of our contract manufacturer and reviewing our liabilities with other vendors. We quantified the inventory process control weakness by taking complete physical inventories at each VTC inventory location and reconciling the results to our records. Upon completion of our analysis and testing, we identified an additional charge of approximately $34,000 to cost of goods sold related to the internal control weaknesses identified above. We recorded this charge prior to issuing our financial statements for the year ended December 31, 2003. In addition to our review of the financial statements for the fiscal year ended December 31, 2003, we re-confirmed that our accounts payable recordation and inventory controls were effective for the year ended December 31, 2002.

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

Based on their review of our internal controls as described above, our CEO and CFO also assessed our disclosure controls and procedures for the fiscal year ended December 31, 2003. Our CEO and CFO believed at the time of the original filing of the Form 10-K that they had reasonable grounds to conclude that, other than the inventory and accounts payable weaknesses that PricewaterhouseCoopers LLP had identified, there were no other material weaknesses in our disclosure controls and procedures and that the information required to be reported in the Form 10-K was recorded, processed, summarized and reported within the time periods specified by the applicable Exchange Act rules.

In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee is taking an active role in these efforts, including overseeing management’s implementation of corrective measures. With respect to inventory management, we have performed physical inventory counts at least at the end of each quarter in 2004. We have implemented improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. We will be expanding our inventory receiving process to include remote locations, as appropriate and reconciling inventory to each customer order. Regarding accounts payable reconciliation, we have confirmed our key accounts payable balances with our vendors and reconciled the confirmations to our accounting records on a quarterly basis in 2004.

Management believes that the controls and procedures identified above have and will address the conditions identified by PricewaterhouseCoopers LLP as material weaknesses. These changes will become permanent elements of our internal controls. We are now confident that we have and are in the process of implementing the proper level of controls to correct the material weaknesses. We plan to continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Whalen v. Tut Systems, Inc. et al

On October 30, 2001, the Company and certain of its current and former officers and directors were named as defendants in Whalen v. Tut Systems, Inc. et al., Case No. 01-CV-9563, a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. An amended complaint was filed on December 5, 2001. A consolidated amended complaint was filed on April 19, 2002. The consolidated amended complaint asserts that the prospectuses from the Company’s January 29, 1999 initial public offering and its March 23, 2000 secondary offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and under Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, and alleges claims against certain of its current and former officers and directors under Sections 15 and 20(a) of the Securities Act. The complaint also names as defendants the underwriters for the Company’s initial public offering and secondary offering.  Similar suits were filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  Therefore, for pretrial purposes, the Whalen action is being coordinated with the approximately 300 other suits before United States District Court Judge Shira Scheindlin of the Southern District of New York under the matter In Re Initial Public Offering Securities Litigation.  The individual defendants in the Whalen action, namely, Nelson Caldwell, Salvatore D ‘Auria and Matthew Taylor, were dismissed without prejudice by an October 9, 2002 Order of the Court, approving the parties’ October 1, 2002 Stipulation of Dismissal.  On February 19, 2003, the Court issued an Opinion and Order denying the Company’s motion to dismiss.

A stipulation of settlement for the claims against the issuer-defendants, including the Company, has been submitted to the Court on June 14, 2004, in the In Re Initial Public Offering Securities Litigation.  The settlement is subject to a number of conditions, most of which are outside of the Company’s control, including approval by the Court.  The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

The stipulation of settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of the Company will therefore depend on the final terms of the settlement, including the number of issuer-defendants that ultimately participate in the final settlement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants.

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement.  If the plaintiffs recover less than $1 billion,  we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of June 30, 2004, we have not accrued a liability for this matter.

In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”).

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. The complaints were filed on behalf of a purported class of investors who purchased our stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that we and certain of our current and former officers and directors made false and misleading statements about our business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs were appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants reached a settlement of the Securities Litigation Action in December 2003. Subject to preliminary and final approval by the Court, our insurance carriers agreed to pay $10 million, on our behalf, to settle the suit. The settlement includes a release of all defendants. The insurance carriers paid the settlement amount to plaintiffs’ escrow agent in January 2004. The Court preliminarily approved the settlement on February 24, 2004 and finally approved the settlement on May 14, 2004. The settlement became final on June 15, 2004, the date when the appeals period ended.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 19, 2004 (the “Annual Meeting”).  At the Annual Meeting, stockholders voted on two matters:  (i) the election of two Class III directors for a term of three years expiring in 2007, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s registered public accounting firm.  The stockholders elected management’s nominees as the Class III directors in an uncontested election and ratified the appointment of the registered public accounting firm by the following votes, respectively:

(i)                                     Election of the Class III directors for a terms expiring in 2007:

	Votes For	Votes Against	Votes Abstained	Broker Non Votes
Salvatore D’Auria	15,730,298	217,478
Roger Moore	15,730,298	217,478

The Company’s Board of Directors is currently comprised of five members who are divided into three classes with overlapping three year terms.

(ii)                                  Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
15,884,123	62,281	1,372

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(10)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.7	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

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

(10)                            Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*                                         Indicates management contracts or compensatory plans and arrangements.

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Forms 8-K during the quarter ended June 30, 2004:

On April 27, 2004, the Company furnished a Current Report on Form 8-K regarding the Company’s issuance of a press release announcing its earnings for the first quarter ended March 31, 2004.

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

Date: July 28, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect.(10)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.7	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)

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

(10)                            Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*                                         Indicates management contracts or compensatory plans and arrangements.