Form 10-Q/A
period 2003-03-31
TUT SYSTEMS INC
filed 2004-09-02
CIK 878436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 2 TO FORM 10-Q)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.

As of April 23, 2003, 19,805,041 shares of registrant’s common stock, par value $0.001 per share, were issued and outstanding.

The undersigned registrant hereby amends the Form 10-Q originally filed on May 1, 2003, as amended on June 11, 2004 (the “Form 10-Q”), solely for the purpose of revising the Company’s disclosure of whether it is an accelerated filer, as set forth herein.  At the time of the filing of the first amendment to the Form 10-Q on June 11, 2004, the Company incorrectly indicated in its filing that it was an accelerated filer, as that term is defined in Rule 12b-2 of the Act. The Company was not an accelerated filer at the time of filing the Form 10-Q, nor at the time that the Form 10-Q was amended on June 11, 2004.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, as amended, or modify or update the disclosures therein in any way other than as reflected below.

Solely with respect to disclosure of whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act), the cover page to the Form 10-Q is hereby amended and restated as follows:

“Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.”

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 2, 2004
Tut Systems, Inc.

	By:	/s/ Randall K. Gausman
,		Randall K. Gausman
Vice-President, Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.