Form 10-Q/A
period 2003-06-30
TUT SYSTEMS INC
filed 2004-09-02
CIK 878436

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

The undersigned registrant hereby amends the Form 10-Q originally filed on July 31, 2003, as amended on June 11, 2004 (the “Form 10-Q”), solely for the purpose of revising the Company’s disclosure of whether it is an accelerated filer, as set forth herein.  At the time of the filing of the Form 10-Q, the Company incorrectly indicated in its filing that it was an accelerated filer, as that term is defined in Rule 12b-2 of the Act. The Company was not an accelerated filer at the time of filing the Form 10-Q, nor at the time that the Form 10-Q was amended on June 11, 2004.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, as amended, or modify or update the disclosures therein in any way other than as reflected below.

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