Form 10-K/A
period 2003-12-31
TUT SYSTEMS INC
filed 2004-09-02
CIK 878436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 3 TO FORM 10-K)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $44,386,346 as of June 30, 2003 based on the closing price of the common stock as reported on The Nasdaq National Market for June 30, 2003. There were 20,423,257 shares of the Registrant’s common stock issued and outstanding on June 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

The undersigned registrant hereby amends the Form 10-K originally filed on February 2, 2004, as amended on April 7, 2004 and as further amended on June 11, 2004 (the “Form 10-K”), solely for the purpose of revising the Company’s disclosure of whether it is an accelerated filer and to correct the disclosure about the aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2003, as set forth herein.  At the time of the filing of the Form 10-K, the Company incorrectly indicated in its filing that it was an accelerated filer, as that term is defined in Rule 12b-2 of the Act, and included an incorrect number relating to the aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2003. The Company was not an accelerated filer at the time of filing the Form 10-K, nor at the times that the Form 10-K was amended on April 7, 2004 and June 11, 2004.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, as amended, or modify or update the disclosures therein in any way other than as reflected below.

Solely with respect to disclosure of whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act) and as it relates to the aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2003, the cover page to the Form 10-K is hereby amended and restated as follows:

“Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $44,386,346 as of June 30, 2003 based on the closing price of the common stock as reported on The Nasdaq National Market for June 30, 2003. There were 20,423,257 shares of the Registrant’s common stock issued and outstanding on June 8, 2004.”

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