Form 10-Q
period 2004-09-30
TUT SYSTEMS INC
filed 2004-10-28
CIK 878436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Registrant’s telephone number, including area code: (971) 217-0400

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

Yes  ☐  No  ☒

As of October 26, 2004,  25,077,391 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and September 30, 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.                          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,370	$9,253
Accounts receivable, net of allowance for doubtful accounts of $47 and $37 in 2003 and 2004, respectively	7,062	5,122
Insurance settlement receivable	10,725	—
Inventories, net	4,181	4,447
Prepaid expenses and other	1,026	1,611
Total current assets	37,364	20,433
Property and equipment, net	1,722	1,893
Intangibles and other assets	3,685	2,293
Total assets	$42,771	$24,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$2,562
Accounts payable	3,055	3,102
Accrued liabilities	1,516	1,952
Legal settlement liability	10,725	—
Deferred revenue	253	161
Total current liabilities	15,549	7,777
Note payable	3,523	3,743
Other liabilities	44	4
Total liabilities	19,116	11,524
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2003 and 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 20,274 and 20,469 shares issued and outstanding in 2003 and 2004, respectively	20	20
Additional paid-in capital	305,777	306,106
Accumulated other comprehensive loss	(89)	(150)
Accumulated deficit	(282,053)	(292,881)
Total stockholders’ equity	23,655	13,095
Total liabilities and stockholders’ equity	$42,771	$24,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue:
Product	$8,283	$6,668	$22,384	$17,932
License and royalty	239	4	604	40
Total revenue	8,522	6,672	22,988	17,972
Cost of goods sold	3,751	4,102	11,025	12,678
Gross margin	4,771	2,570	11,963	5,294
Operating expenses:
Sales and marketing	1,848	2,001	5,702	5,838
Research and development	1,887	1,844	6,221	5,526
General and administrative	1,018	1,044	3,325	3,260
Restructuring costs	292	—	292	—
Impairment of intangible assets	—	—	128	202
Amortization of intangible assets	442	376	1,360	1,148
Total operating expenses	5,487	5,265	17,028	15,974

Loss from operations	(716)	(2,695)	(5,065)	(10,680)
Interest and other (expense) income, net	(26)	(48)	67	(148)

Net loss	$(742)	$(2,743)	$(4,998)	$(10,828)

Net loss per share, basic and diluted (Note 3)	$(0.04)	$(0.13)	$(0.25)	$(0.53)

Shares used in computing net loss per share, basic and diluted (Note 3)	20,040	20,453	19,912	20,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(4,998)	$(10,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	796	972
Provision (recovery) for doubtful accounts	30	5
Provision for (reduction of) excess and obsolete inventory and abandoned products	(775)	1,397
Impairment of intangibles	128	202
Amortization of intangibles	1,360	1,148
Deferred interest on note payable	193	220
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(5,246)	1,935
Inventories	841	(1,663)
Prepaid expenses and other assets	(447)	(605)
Accounts payable and accrued liabilities	(2,649)	444
Deferred revenue	(786)	(92)
Net cash used in operating activities	(11,553)	(6,865)
Cash flows from investing activities:
Purchase of property and equipment	(745)	(1,143)
Net cash used in investing activities	(745)	(1,143)
Cash flows from financing activities:
Proceeds from line of credit	—	2,562
Proceeds from issuances of common stock, net	683	329
Net cash provided by financing activities	683	2,891
Net decrease in cash and cash equivalents	(11,615)	(5,117)
Cash and cash equivalents, beginning of period	25,571	14,370
Cash and cash equivalents, end of period	$13,956	$9,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

The Company designs, develops, and sells digital video processing systems that enable telephony-based service providers to deliver broadcast quality digital video signals over their networks. The Company also offers digital video processing systems that enable private enterprise and government entities to transport video signals over satellite, fiber, radio, or copper facilities for surveillance, distance learning, and TV production applications. The Company also offers broadband transport and service management products that enable the provisioning of high-speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

Historically, the Company derived most of its sales from its broadband transport and service management products. In November 2002, the Company acquired VideoTele.com, or VTC, from Tektronix, Inc. to extend its product offerings to include digital video processing systems. These video-based products now represent a majority of the Company’s sales.

The Company has incurred substantial losses and negative cash flows from operations since inception. For the nine months ended September 30, 2004, the Company incurred a net loss of $10,828 and negative cash flows from operating activities of $6,865, and has an accumulated deficit of $292,881 at September 30, 2004. Management believes that the cash and cash equivalents as of September 30, 2004 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months.  However, in the event that general economic conditions worsen, the Company may require additional cash to fund its operations. In October 2004, the Company completed the sale of 4,600 shares of its common stock at a price of $2.25 per share for gross proceeds of $10,350.  Net proceeds from the offering were approximately $8,700.  Failure to generate positive cash flow in the future could have a material impact on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2003 and September 30, 2004 and for the three and nine months ended September 30, 2003 and 2004 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2003 and September 30, 2004, its results of operations for the three and nine months ended September 30, 2003 and 2004 and its cash flows for the nine months ended September 30, 2003 and 2004. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on September 2, 2004. The balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2004.

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

During the nine months ended September 30, 2004, the Company determined that certain of the technology acquired as part of the purchase of the Viagate Technologies, Inc. assets in September 2001 had become impaired.  As a result, the Company incurred a loss of $202 to write-off the technology.

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss – as reported	$(742)	$(2,743)	$(4,998)	$(10,828)
Adjustment:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(816)	(497)	(2,853)	(1,902)
Net loss – pro forma	$(1,558)	$(3,240)	$(7,851)	$(12,730)
Basic and diluted net loss per share – as reported	$(0.04)	$(0.13)	$(0.25)	$(0.53)
Basic and diluted net loss per share – pro forma	$(0.08)	$(0.16)	$(0.39)	$(0.63)

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

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board, the (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements,” which was subsequently revised in December 2003 with the issuance of FIN46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation in the nine months ended September 30, 2004 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The calculation of net loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss per share, basic and diluted:
Net loss	$(742)	$(2,743)	$(4,998)	$(10,828)
Net loss per share, basic and diluted	$(0.04)	$(0.13)	$(0.25)	$(0.53)
Shares used in computing net loss per share, basic and diluted	20,040	20,453	19,912	20,361
Antidilutive securities not included in net loss per share calculations	3,132	4,320	3,132	4,320

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss	$(742)	$(2,743)	$(4,998)	$(10,828)
Unrealized losses on other assets	(43)	12	(41)
Foreign currency translation adjustments	(12)	(8)	(24)	(20)
Net change in other comprehensive loss	(12)	(51)	(12)	(61)
Total comprehensive loss	$(754)	$(2,794)	$(5,010)	$(10,889)

NOTE 5—BALANCE SHEET COMPONENTS:

	December 31, 2003	September 30, 2004
Inventories, net:
Finished goods	$4,015	$5,485
Raw materials	391	190
Allowance for excess and obsolete inventory and abandoned product	(225)	(1,228)
	$4,181	$4,447
Property and equipment:
Computers and software	$1,328	$1,787
Test equipment	2,277	2,941
Office equipment	41	56
	3,646	4,784
Less: accumulated depreciation	(1,924)	(2,891)
	$1,722	$1,893
Accrued liabilities:
Professional Services	$494	$858
Compensation	652	837
Other	370	257
	$1,516	$1,952

The Company recorded a provision for inventory within cost of goods sold totaling $402 in the three months ended September 30, 2004, and $1,397 in the nine months ended September 30, 2004, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the third quarter of 2004.  The Company also reduced inventory costs to market value.

Intangible and other assets:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$8,125	$(5,003)	$3,122
Contract backlog	247	(247)	—
Customer list	86	(14)	72
Maintenance contract renewals	50	(12)	38
Trademarks	315	(52)	263
	$8,823	$(5,328)	3,495

Other non-current assets			190
			$3,685

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$7,922	$(6,101)	$1,821
Contract backlog	247	(247)	—
Customer list	86	(24)	62
Maintenance contract renewals	50	(19)	31
Trademarks	315	(86)	229
	$8,620	$(6,477)	2,143

Other non-current assets			150
			$2,293

During the nine months ended September 30, 2004, the Company determined that certain of the technology acquired as part of the purchase of the assets of Viagate Technologies, Inc. in September 2001 had become impaired.  As a result, the Company incurred a loss of $202 to write-off the technology.

The aggregate amortization expense for the three months ended September 30, 2003 and 2004 was $442 and $376, respectively and $1,360 and $1,148 for the nine months ended September 30, 2003 and 2004.

Minimum future amortization expense as of September 30, 2004 is as follows:

Remainder of 2004	$376
2005	875
2006	424
2007	363
Thereafter	105
$2,143

NOTE 6 – LINE OF CREDIT

On September 23, 2004, the Company entered into a  revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006. All borrowings under this facility are classified as current liabilities.  Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories.   Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, borrowings under this facility were $2,562 million as of September 30, 2004. The annual interest rate as of September 30, 2004 was 5.25%.  The interest rate is equal to the bank’s base rate, or prime rate, currently at 4.75%, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. The credit facility is secured by all of the Company’s assets, and contains various covenants.  For further discussion of the credit facility, please see the discussion of the facility under “Liquidity and Capital Resources” in Item 2.  The Company repaid the borrowings under this facility in October 2004.

NOTE 7–COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases equipment and office, assembly and warehouse space under non-cancelable operating leases that expire from 2004 through 2007.

Minimum future lease payments under operating leases as of September 30, 2004 are as follows:

Remainder of 2004	$233
2005	731
2006	52
Thereafter	27
$1,043

Purchase commitments

The Company had non-cancelable commitments to purchase finished goods inventory totaling $1,009 and $479 in aggregate at December 31, 2003 and September 30, 2004, respectively.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement.  If the plaintiffs recover less than $1 billion,  the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of September 30, 2004, the Company has not accrued a liability for this matter.

In re Tut Systems, Inc. Securities Litigation, Civil Action No. C-01-2659-JCS (the “Securities Litigation Action”).

Beginning July 12, 2001, nine putative stockholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints were filed on behalf of a purported class of investors who purchased the Company’s stock during the period between July 20, 2000 and January 31, 2001, seeking unspecified damages. The complaints allege that the Company and certain of its current and former officers and directors made false and misleading statements about the Company’s business during the putative class period. Specifically, the complaints allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints were consolidated under the name In re Tut Systems, Inc. Securities Litigation, Master File No. C-01-2659-CW (the “Securities Litigation Action”). Lead plaintiffs and lead counsel for plaintiffs were appointed. Plaintiffs filed a consolidated class action complaint on February 4, 2002. Defendants filed a Motion to Dismiss on March 29, 2002. On August 15, 2002, the Court granted in part and denied in part the Motion to Dismiss. On September 23, 2002, plaintiffs filed an amended complaint. Defendants filed a Motion to Dismiss the amended complaint, and on August 6, 2003 the Court granted in part that Motion. On September 24, 2003, defendants answered the remaining allegations of the amended complaint. Defendants reached a settlement of the Securities Litigation Action in December 2003. Subject to preliminary and final approval by the Court, the Company’s insurance carriers agreed to pay $10 million, on behalf of the Company, to settle the suit. The settlement includes a release of all defendants. The insurance carriers paid the settlement amount to plaintiffs’ escrow agent in January 2004. The Court preliminarily approved the settlement on February 24, 2004 and finally approved the settlement on May 14, 2004.  In the second quarter of 2004, the amounts were paid by the Company’s insurance carriers and the $10 million was removed from the insurance settlement receivable and the legal settlement liability.The settlement became final on September 15, 2004, the date when the appeals period ended.

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

NOTE 8—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue is attributed to the following countries based on the location of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
United States	$6,999	$4,971	$18,839	$14,125
International:
Ireland	—	472	545	1,201
Canada	911	465	1,619	1,279
China	181	390	512	421
Korea	—	162	—	162
All other countries	431	212	1,473	784
	$8,522	$6,672	$22,988	$17,972

No individual customer accounted for greater than 10% of the Company’s revenue for the three and nine months ended September 30, 2004.  No individual customer accounted for greater than 10% of the Company’s revenue for the nine months ended September 30, 2003.  One customer, Oxford Networks, accounted for 15% of the Company’s revenue for the three months ended September 30, 2003.

Products

The Company designs, develops, and sells video processing systems and broadband transport and service management products. Video processing systems include both digital TV headend systems and video systems. The digital TV headend system enables telephony-based service providers to transport broadcast quality digital video signals across their networks and our digital video transmission systems optimize the delivery of video signals across enterprise, government and education networks. The broadband transport and service management products enable the transmission of broadband data over a single pair of copper wire for broadband internet applications across multi-tenant complexes such as hotels, apartments and private campus facilities.

Revenue relating to the broadband transport and service management products was $1,959 and $1,711 for the three months ended September 30, 2003 and 2004, respectively and $6,148 and $5,715 for the nine months ended September 30, 2003 and 2004, respectively. Revenue related to video processing systems was $6,563 and $4,961 for the three months ended September 30, 2003 and 2004, respectively and $16,840 and $12,257 for the nine months ended September 30, 2003 and 2004, respectively.

NOTE 9 – SUBSEQUENT EVENT

In October 2004, the Company completed the sale of 4,600 shares of its common stock at a price of $2.25 per share for gross proceeds of $10,350.  Net proceeds from the offering were approximately $8,700.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1) our belief that there is and will continue to be growing demand for video services in the future (2) our belief that video products will provide most of our growth opportunities for the foreseeable future, (3) our belief that the number of telco video subscribers will grow significantly between 2004 and 2008 and that this market space will continue to become more competitive,(4) our expectation that we will see growing demand for our products in the future, (5) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (6) our expectation that emerging advancements in video compression technology will allow more efficient transport of video streams, (7) our expectation that digital subscriber line or DSL technology will continue to dominate telco broadband networks for the foreseeable future, (8) our belief that new controls and procedures have addressed the conditions identified by our auditors as material weaknesses, (9) our expectation that we will maintain our sales and marketing expenses at levels consistent with our future revenue expectations, (10) our expectation that capital expenditures for research and development in 2004 will remain comparable to capital expenditures in 2003 (11) our expectation that our research and development expenses will increase throughout the remainder of 2004, (12) our expectation that capital expenditures in 2004 will be comparable to 2003 and that these capital expenditures will be funded from operations,(13) our expectation that negative cash flows from operating activities will decrease over the next several quarters, (14) our anticipation that we will continue to be able to borrow money under our line of credit with Silicon Valley Bank (15) our expectation that we will pay accrued interest on the note issued to Tektronix beginning January 31, 2006,(16) our belief that our cash and cash equivalents as of September 30, 2004 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months, (17) our expectation that revenue from broadband transport and service management products will decline slightly for the remainder of 2004, (18) our expectation that future license and royalty revenue will be minimal in future periods, (9) our anticipation that our sales and operating margins will continue to fluctuate, (20) our expectation that revenue for the fourth quarter of 2004 will exceed $7.0 million, (21) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (22) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, and (23) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

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

We also offer broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over a single pair of copper wire for broadband internet applications across multi-tenant complexes such as hotels, apartments and private campus facilities.

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

With our November 2002 acquisition of Tektronix’s subsidiary VTC, we extended our product offerings to add video processing systems for digital TV headends and for the transmission of video signals over private and government networks. The acquisition of VTC resulted in significant changes in our business, including: (1) changes in our organizational structure and employee staffing; (2) relocation of our administrative offices, executive offices (as of January 2004) and a significant portion of our operations from Pleasanton, California to Lake Oswego, Oregon, the prior headquarters of VTC; (3) an expansion of our sales and marketing efforts to include VTC products; and (4) a reprioritization of our research and development efforts to focus on products that we acquired in our acquisition of VTC. With our acquisition of VTC, sales of video processing systems now represent a majority of our total revenue and will provide most of our growth opportunities for the foreseeable future.

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

Prior to our acquisition of VTC, international sales represented 56.3% and 43.0% of our total sales in 2001 and 2002, respectively. Since our acquisition of VTC, international sales have represented a smaller percentage of our overall business relative to prior years, though international sales are still a material portion of our total sales. In 2003, international sales represented 18.4% of our total sales and for the three and nine months ended September 30, 2004, international sales represented 25.5% and 21.4%, respectively, of our total sales.

Material Trends and Uncertainties

We pay close attention to and monitor various trends and uncertainties emerging in the markets we serve. There is a growing demand by independent operating telephone companies to offer video services to their customer base. According to a report released by InStat/MDR in May 2004, the number of telco video subscribers worldwide will increase from 755,000 at the end of 2003 to over 14.0 million by the end of 2008. While this growing market presents opportunities to serve a larger customer base, we are also seeing the emergence of intense competition as more companies compete to sell digital TV headend products. We expect this market space will continue to become more competitive in the future. As we begin to target larger telco customers, we expect to compete with larger public companies, including Harmonic, Motorola and Tandberg Television. Our immediate competitors in the digital TV headend markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing, marketing and selling new products than we are able to. In addition, these companies may become targets for acquisition by larger companies, in which case we would face competitors with substantially greater name recognition, and technical, financial and marketing resources than we have.

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

The digital media industry continues to be intensely competitive.  We are continuing to focus on developing technologies and introducing new products and we expect that our research and development expenses will increase throughout the remainder of 2004. We continue to aggressively market our new and existing products and to expand our marketing efforts domestically and internationally.  Nevertheless, our operations have been subject, and will continue to be subject, to pressure from weakness in the overall technology sector as well as the digital media industry.  During the first three quarters of 2004, our sales cycle generally  increased and customers delayed purchasing decisions. The deferral of customer orders reduced our expected revenue in the first three quarters of 2004 compared with prior periods and compared with what we had expected for those quarters. We believe the lengthening of the purchase decision by prospective customers is the result of several factors affecting the overall digital TV headend market. In discussions with our customers, certain of those customers have indicated to us that factors causing these delays include, but are not limited to, their anticipation of the introduction of advanced compression technologies later this year and early next year, customers’ decisions to use more efficient data transmission technologies (decisions that some of our customers wish to make before they commit to purchasing headends) and customers’ decisions about using emerging video signal encryption technologies (decisions that some of our customers wish to make before they commit to purchasing headends). Therefore, given the opportunities offered by the growing number of telcos deploying video services and the lengthening of the sales cycle, we expect to maintain our sales and marketing expenses at levels consistent with our future revenue expectations.

We have been operating at a loss since inception and, based on expected revenue, we will continue to operate at a loss for the remainder of 2004.  As we announced on September 20, 2004, we expect revenue during the fourth quarter of 2004 will be approximately $7.0 million.  However, the deferral of customer orders we experienced during the first three quarters of 2004 may continue, which may result in reduced revenue in the future.

Internal Controls and Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2004. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that our disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements. As of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure control and procedures are effective.

In January 2004 in connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considers to be material weaknesses, as defined by Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit.” The material weaknesses that PricewaterhouseCoopers LLP identified related to inventory controls and the accounts payable process for the Company’s VideoTele.com business, which the Company acquired in November 2002. Specifically:

1.                                       Our internal controls are inadequate to properly record our inventory quantities in an accurate and timely manner; and

2.                                       Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers’ records, considering what the suppliers had shipped to us prior to period end.

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believed that as of December 31, 2003, and at the time of filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made.

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

In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee is taking an active role in these efforts, including overseeing management’s implementation of corrective measures. With respect to inventory management, since identifying those weaknesses in our internal controls, we have performed and will continue to perform physical inventory counts at least at the end of each quarter in 2004. We have implemented improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. We will be expanding our inventory receiving process to include remote locations, as appropriate and reconciling inventory to each customer order. Regarding accounts payable reconciliation, we have confirmed and will continue to confirm our key accounts payable balances with our vendors and reconciled the confirmations to our accounting records on a quarterly basis in 2004.

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

Definitions for Discussion of Results of Operations

Our discussion of our results of operations focuses on the following items from our income statement: Total revenue consists of product sales, and license and royalty fees. Product revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Product revenue also consists of revenue from our broadband transport and service management products. License and royalty fees consist of non-refundable license fees and royalties received by us for products sold by our licensees. Since our acquisition of VTC, a large part of our quarterly revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue for each quarter.

If we were to sell even one less system than our forecasted number of headend sales per quarter, our quarterly revenue would be materially impacted. As we have not entered into any new license or royalty agreements since 2000, we expect that our license and royalty revenue will be minimal for the foreseeable future. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years’ acquisitions.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	44.0	61.5	48.0	70.5
Gross margin	56.0	38.5	52.0	29.5
Operating expenses:
Sales and marketing	21.7	30.0	24.8	32.5
Research and development	22.2	27.6	27.0	30.7
General and administrative	11.9	15.6	14.5	18.1
Restructuring costs	3.4	—	1.3	—
Impairment of intangibles	—	—	0.6	1.1
Amortization of intangibles	5.2	5.6	5.9	6.4
Total operating expenses	64.4	78.9	74.1	88.9
Loss from operations	(8.4)	(40.4)	(22.0)	(59.4)
Interest and other income, net	(0.3)	(0.7)	0.3	(0.8)
Net loss	(8.7)%	(41.1)%	(21.7)%	(60.2)%

Three and Nine Months Ended September 30, 2003 and 2004

Total Revenue.  Our total revenue decreased to $6.7 million and $18.0 million for the three and nine months ended September 30, 2004, respectively, when compared with total revenue of $8.5 million and $23.0 million for the same periods in 2003. For the three months ended September 30, 2004, our product revenue from video processing systems declined by 24.4% to $5.0 million from $6.6 million for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, our product revenue from video processing systems decreased by $4.5 million, or 27.2%, to $12.3 million from $16.8 million for the same period in 2003.    The decreases in video processing systems product revenue were due primarily to the adverse effect of several digital TV headend sales not closing during the period as expected.  We continue to experience a variety of factors that are causing prospective customers to delay their purchase decisions.  Certain prospective  customers have indicated to us that factors causing these delays include, but are not limited to, their anticipation of the introduction and general availability of advanced compression technologies later this year and early next year, customers’ decisions to use more efficient data transmission technologies (decisions that some of our customers wish to make before they commit to purchasing headends) and customers’ decisions about using emerging video signal encryption technologies (decisions that some of our customers wish to make before they commit to purchasing headends).  Sales of broadband transport and service management products decreased from $2.0 million in the third quarter of 2003 to $1.7 million in the third quarter of 2004 and decreased from $6.1 million for the nine months ended September 30, 2003 to $5.7 million for the nine months ended September 30, 2004.   The decrease in broadband transport and service management products revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products (which transmit data over telephone wires). Accordingly, we expect that revenue from our broadband transport and service management products will decline slightly for the remainder of 2004, compared to the three months ended September 30, 2004.  For the three months ended September 30, 2004, our license and royalty revenue decreased to $4,000 from $0.2 million for the three months ended September 30, 2003 and decreased to $40,000 for the nine months ended September 30, 2004 from $0.6 million for the nine months ended September 30, 2003.  We expect that our license and royalty revenue will be minimal for the foreseeable future.

Cost of Goods Sold.  For the three months ended September 30, 2004, our cost of goods sold increased by $0.3 million to $4.1 million from $3.8 million for the three months ended September 30, 2003. This increase in costs of goods sold is due to a year over year net increase of $1.1 million in inventory reserves and an increase in labor costs of $0.2 million.  Partially offsetting these increases was a reduction in material costs of $1.0 million   Cost of goods sold increased by $1.7 million to $12.7 million during the nine months ended September 30, 2004 from $11.0 million for the nine months ended September 30, 2003.  This increase in costs of goods sold is due to a year over year increase of $2.2 million in inventory reserves.  Also included in this increase is $0.5 million in labor costs, $0.2 million in contractors expense, and $0.3 million in freight, travel and other expenses.  Partially offsetting these increases was a decrease in material costs of $1.5 million.

Sales and Marketing.  For the three months ended September 30, 2004, our sales and marketing expenses increased to $2.0 million from $1.8 million for the three months ended September 30, 2003.  The increase was due to higher personnel related costs.  For the nine months ended September 30, 2004, our sales and marketing expense increased to $5.8 million from $5.7 million for the nine months ended September 30, 2003.  The increase was due to higher expenses for advertising and trade shows.

Research and Development.  For the three months ended September 30, 2004, our research and development expense remained the same relative to the same period in 2003. Research and development expense decreased by $0.7 million to $5.5 million for the nine months ended September 30, 2004 from $6.2 million for the nine months ended September 30, 2003.  The $0.7 million decrease was due to a decrease in personnel related costs.  We expect that our research and development expenses will increase throughout the remainder of 2004. Our capital expenditures for research and development were $27,000 and $45,000 for the three months ended September 30, 2003 and 2004, respectively and $0.3 million and $0.6 million for the nine months ended September 30, 2003 and 2004, respectively. We expect capital expenditures for research and development in 2004 to remain comparable to capital expenditures in 2003.

General and Administrative.  For the three and nine months ended September 30, 2003 and 2004, our general and administrative expense remained the same at $1.0 million and $3.3 million, respectively.

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

Amortization of Intangible Assets.  Amortization of intangible assets is comprised of intangibles related to the acquisitions of Xstreamis Limited in 2000, and VTC in 2002. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three months ended September 30, 2003 and 2004, amortization of intangible assets remained consistent at $0.4 million.  Amortization of intangible assets decreased to $1.1 million for the nine months ended September 30, 2004 from $1.4 million for the nine months ended September 30, 2003.

Interest and Other Income, Net.  Interest and other income, net consists primarily of interest income and expense. For the nine months ended September 30, 2004, our interest and other income, decreased to a net expense of $0.1 million from a net interest and other income of $0.1 million for the nine months ended September 30, 2003. The decrease in the nine months ended September 30, 2004 of $0.2 million compared with the nine months ended September 30, 2003 was primarily the result of lower interest rates on lower average cash balances and increased interest expense associated with the $3.7 million note issued in connection with our purchase of VTC in November 2002.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9.3 million at September 30, 2004, compared with cash and cash equivalents of $14.4 million at December 31, 2003, reflecting a net reduction in cash and cash equivalents of $5.1 million.

Cash used in operating activities was $6.9 million for the nine months ended September 30, 2004, compared with $11.6 million for the nine months ended September 30, 2003. The reduced cash used in operating activities was primarily due to a decrease in accounts receivable due to lower revenue in the third quarter of 2004 and an increased focus on collections and an increase in accounts payable and accrued liabilities due to an increase in end of quarter inventory purchases.  We recorded a provision for excess and obsolete inventory within cost of goods sold totaling $1.4 million in the nine months ended September 30, 2004.

Additions to property and equipment were $1.1 million in the nine months ended September 30, 2004, compared with $0.7 million in the nine months ended September 30, 2003, primarily reflecting an increased investment in research and development assets. In total we expect capital expenditures for 2004 to be comparable to 2003. We expect these capital expenditures to be funded from operations.

Cash from financing activities was $2.9 million in the nine months ended September 30, 2004, compared with $0.7 million for the nine months ended September 30, 2003. The increase in cash was due to borrowings under the credit facility.

The following table sets forth our contractual obligations as of September 30, 2004:

	Payments due by period (in thousands)
Contractual Obligations	Total	Remainder of 2004	2005 to 2006	2007 to 2008	Thereafter
Long-Term Debt Obligations	$3,743	$—	$—	$3,743	$—
Operating Lease Commitments	1,043	233	731	52	27
Purchase Obligations	479	479	—	—	—
Other Long-Term Liabilities	4	4	—	—	—
Total	$5,269	$716	$731	$3,795	$27

We do not have any off balance sheet arrangements.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. Principal and accrued interest on the note payable is $3.7 million at September 30, 2004.  Accrued interest in the nine months ended September 30, 2004 was $0.2 million.

In connection with the settlements of certain legal matters in December 2003, we recorded a liability and a receivable, each in the amount of $10.7 million, in our December 31, 2003 balance sheet. The settlements were formerly approved by the respective courts and the amounts were paid by our insurance carriers during the nine months ended September 30, 2004. Therefore, we removed the $10.7 million liability and receivable related to the settlements from the balance sheet as of September 30, 2004.

We have seen a recent increase in orders for our products and therefore believe, to the extent that such demand continues, that our negative cash flows from operating activities will decrease to some extent over the next several fiscal quarters. To provide additional assurance of liquidity we entered into a revolving asset based credit facility, or credit facility, with Silicon Valley Bank, or the bank, on September 23, 2004. This facility has a term of two years and expires on September 23, 2006. All borrowings under this facility are classified as current liabilities.  Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories.   Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, borrowings under this facility were $2.6 million as of September 30, 2004. The annual interest rate as of September 30, 2004 was 5.25%.  The interest rate is equal to the bank’s base rate, or prime rate, currently at 4.75%, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. The credit facility is secured by all of our assets, and contains various covenants.

While we anticipate, based on discussions with the bank, that we will continue to be able to borrow money under the line of credit, the bank enjoys discretion with respect to whether it will continue to make loans to us under the line of credit and there is therefore no guarantee that the bank will necessarily continue to loan to us. Furthermore, while the bank has made no intention to do so, under the terms of the credit facility the bank is able to declare an event of default and accelerate our duty to repay any borrowings based on a wide array of circumstances. These circumstances include, among others, a material adverse change in our business, operations or condition (financial or otherwise).

Subsequent to September 30, 2004, we completed the sale of 4.6 million shares of our common stock at a price of $2.25 per share for gross proceeds of $10.3 million.  Net proceeds from the offering were approximately $8.7 million.

If we are unable to continue to borrow under the credit facility, or if the recent increase in orders for our products does not continue and our current expectations concerning future revenue therefore do not turn out to be accurate, we might be required to take measures to reduce our operating expenses and we might require additional sources of funds in order to continue operations over the next twelve months. We cannot be assured that such funding would be available on commercially reasonable terms or at all.  We believe that our cash and cash equivalents are sufficient to fund our operating activities and capital expenditure needs for the next twelve months.

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

During the nine months ended September 30, 2003, we determined that certain intangible long-lived assets were impaired and recorded a loss of $0.1 million under SFAS No. 144   During the nine month ended September 30, 2004, we determined that certain intangible long-lived assets were impaired and recorded a loss of $0.2 million under SFAS No. 144. Future events could cause us to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal contingencies.  We are currently involved in certain legal proceedings as discussed in our consolidated financial statements. Because of uncertainties related to the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in these legal proceedings. We recorded a liability for the In re Tut Systems, Inc. Securities Litigation and the Lefkowitz matters, as well as an equal and corresponding receivable (which we subsequently removed from the balance sheet as of June 30, 2004). We have not recorded a liability for the Whalen matter as a consequence of several uncertainties. As additional information becomes available, we will assess the potential liability related to these pending litigation matters and may revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations, financial condition or cashflows.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, the (“FASB”) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements,” and subsequently revised in December 2003 with the issuance of FIN 46-R. This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of this Interpretation is required in financial statements for periods ending after March 15, 2004.  The adoption of this Interpretation in the nine months ended September 30, 2004 did not have a material impact on our results of operations, financial position or cash flows.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of September 30, 2004, we had an accumulated deficit of $292.9 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, if we do so, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenditures. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

If we fail to accurately forecast demand for our products, revenue, profitability and reputation could be harmed.

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

Sales to customers outside of the United States accounted for approximately 56.3%, 43.0% and 18.4% of revenue for the years ended December 31, 2001, 2002 and 2003, respectively and 18.0% and 21.4% for the nine months ended September 30, 2003 and 2004, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of our products. These defects or deficiencies could cause customers to cancel or delay their orders for our products, reducing revenue or profitability. In any of these events, we would be required to devote substantial financial and other resources for a significant period of time to develop new product designs. We cannot assure you that we would be successful in addressing any design defects in our products or in developing new product designs in a timely manner, if at all. Any of these events, individually or in the aggregate, could harm our revenue, profitability and reputation.

Our business depends on the integrity of our intellectual property rights. If we fail to adequately protect our intellectual property, our revenue, profitability, reputation and growth strategy could be adversely affected.

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

The telecommunications and data communications industries are characterized by the existence of extensive patent portfolios and frequent intellectual property litigation. From time to time, we have received, and may in the future receive, claims that we are infringing third parties’ intellectual property rights. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, divert management time and attention and other resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us. In addition, any such litigation could force us to cease selling or using certain products or services, or to redesign such products or services. Further, we may in the future initiate claims or litigation against third-parties for infringement of our intellectual property rights or to determine the scope and validity of our intellectual property rights or those of competitors. Such litigation could result in substantial costs and diversion of resources. Any of the foregoing could have an adverse effect upon our revenue, profitability, reputation and growth strategy.

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

If we fail to manage our expanding operations, our ability to increase our revenue and improve our results of operations could be harmed.

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

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. In particular, trading volume historically has been low and the market price of our common stock has increased dramatically in recent months. Since the announcement of our acquisition of VTC, the closing price of our common stock, as traded on the Nasdaq

National Market, has fluctuated from a low of $0.58 to a high of $7.49 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2004.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

ITEM 4.                                                   CONTROLS AND PROCEDURES

(a)                                  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2004. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that our disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements. As of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure control and procedures are effective.

In January 2004 in connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considers to be material weaknesses, as defined by Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit.” The material weaknesses that PricewaterhouseCoopers LLP identified related to inventory controls and the accounts payable process for the Company’s VideoTele.com business, which the Company acquired in November 2002. Specifically:

1.                                       Our internal controls are inadequate to properly record our inventory quantities in an accurate and timely manner; and

2.                                       Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers’ records, considering what the suppliers had shipped to us prior to period end.

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believed that as of December 31, 2003, and at the time of filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made.

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

In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have undertaken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee is taking an active role in these efforts, including overseeing management’s implementation of corrective measures. With respect to inventory management, since identifying those weaknesses in our internal controls, we have performed and will continue to perform physical inventory counts at least at the end of each quarter in 2004. We have implemented improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. We will be expanding our inventory receiving process to include remote locations, as appropriate and reconciling inventory to each customer order. Regarding accounts payable reconciliation, we have confirmed and will continue to confirm our key accounts payable balances with our vendors and reconciled the confirmations to our accounting records on a quarterly basis in 2004.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement.  If the plaintiffs recover less than $1 billion,  we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of September 30, 2004, we have not accrued a liability for this matter.

ITEM 6.                                                   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.

3.2	Bylaws of the Company, as currently in effect.(10)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.12*	Executive Retention and Change of Control Plan.(6)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)

10.15*	1999 Non-Statutory Stock Option Plan(7)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

10.19	Loan and Security Agreement

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Forms 8-K during the quarter ended September 30, 2004:

•                  Current Report on Form 8-K, filed on September 28, 2004;

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

Date: October 28, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.

3.2	Bylaws of the Company, as currently in effect.(10)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.12*	Executive Retention and Change of Control Plan.(6)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)

10.15*	1999 Non-Statutory Stock Option Plan(7)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

10.19	Loan and Security Agreement

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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