Form 10-K
period 2004-12-31
TUT SYSTEMS INC
filed 2005-02-03
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $47,697,332 as of June 30, 2004 based on the closing price of the common stock as reported on The Nasdaq National Market for June 30, 2004. There were 25,181,610 shares of the Registrant’s common stock issued and outstanding on February 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of the stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

TUT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. These risks and uncertainties include those set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements contained in this annual report include, but are not limited to statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between now and 2007, (3) our intention to expand and further specialize our video trunking products for surveillance and broadcast TV backhaul applications, (4) our anticipation that we will introduce products to support new technologies, (5) our belief that our cash and cash equivalents as of December 31, 2004 are sufficient to fund our operating activities and capital expenditures for at least the next twelve months, (6) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue, (7) our belief that the market for digital video processing systems will expand, (8) our belief that lower encoding rates of new technologies will extend the reach of video services and enable delivery of HDTV over copper networks, (9) our intention to strengthen our direct sales force, (10) our anticipation that first commercial availability of advanced MPEG capabilities for our Astria product family will occur in the first half of 2005, (11) our belief that our products can serve the market for digital video and high-speed data access products outside the United States, (12) our belief that our facilities will be adequate to meet our requirements for the foreseeable future, (13) our belief that our total liability to settle the Whalen v. Tut Systems, Inc. et. al litigation will not exceed $3.5 million, (14) our belief that demand for (and sales of) our products will increase, (15) our expectation that our research and development expenses will increase in proportion to our revenue, (16) our expectation that our sales and marketing expenses will increase in proportion to our revenue, (17) our expectation that capital expenditures in 2005 will equal those in 2004 and will be funded from operations, (18) our expectation that our aggregate foreseeable future contractual obligations is no more than $5.1 million, and (19) our expectation that the amount of cash used to fund our operations will decrease in 2005.

The cautionary statements contained under the caption “Risk Factors” and other similar statements contained elsewhere in this report and including the documents that are incorporated by reference, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause our actual results, performance or achievements expressed or implied by such forward-looking statements to vary.

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

Historically, we derived most of our sales from our broadband transport and service management products. In November 2002, we acquired VideoTele.com or VTC, from Tektronix, Inc. to extend our product offerings to include digital video processing systems. As a result, our revenue increased from $9.4 million in 2002 to $32.2 million in 2003. Revenue declined to $25.0 million in 2004 due to a slowing demand for our video processing systems from independent telephone companies. Video-based products now represent a majority of our sales and will provide most of our growth opportunities for the foreseeable future. Our net loss in 2004 was $13.5 million compared with a net loss of $5.5 million in 2003 and a net loss of $41.6 million in 2002.

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

As a result of these competitive threats, large telcos are beginning to use their existing digital subscriber line, or DSL, and fiber-to-the-home infrastructures to offer broadcast TV services and better compete for the end customer with a bundled offering of voice, data, and video services. DSL technologies use sophisticated signal blending techniques to deliver data through copper wires. Fiber-to-the-home refers to optical fiber that is installed from a telephone switch directly to a subscriber’s home. In the meantime, many small independent operating telephone companies, or IOCs, and international carriers are already installing or planning to install digital video headends to offer broadcast TV service over their DSL and fiber infrastructures. According to a report released by InStat/MDR in April 2003, the number of telco video subscribers worldwide will increase from 572,000 at the end of 2003 to over 19.0 million by the end of 2007.

Technical Challenges for Delivering Broadcast Quality Video over Telco Networks

To deliver broadcast quality video, a non-satellite-based service provider must install a digital TV headend to receive both national and local broadcast TV signals and to properly process these signals for delivery over fiber, cable, or copper-based DSL infrastructures. The limitations on the amount of data that telco DSL facilities can transmit in a fixed amount of time (such limitations are often referred to as bandwidth) when compared to the high bandwidth capacity of cable facilities means that telco headends require greater video processing performance. For example, video headends deployed by cable operators have been able to simply pass high speed satellite-fed TV signals directly to their cable networks without further video compression. Telcos, however, must use video headends that compress the variable data transmission rate of the source signal to a low constant data transmission rate over their DSL networks. Additionally, telco networks often are comprised of multiple hardware platforms that use varying sets of rules, or protocols, for transmitting signals. Therefore, to deliver video services, telcos require digital TV headends that are capable of converting video signals between different hardware platforms using various protocols.

Technical Advancements Are Increasing the Available Market for Telcos to Deliver Video

The bandwidth and distance limitations of the copper-based infrastructure from the telco to the subscriber’s home constrain both the number of video channels that may be delivered simultaneously over a DSL system and the number of customers that are reachable from a telco central office. Emerging advancements in video compression technology will soon enable high quality video streams to be transported at much lower data transfer speeds. These emerging advancements are expected to lower data transfer rates by more than 65% relative to technologies currently used in existing satellite and cable facilities. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained DSL lines for the first time. Additionally, there are DSL advancements emerging that expand the available bandwidth from the telco to the subscriber’s home thereby supporting higher DSL data transfer rates over longer distances. The combination of these advancements will enable telcos to reach a higher percentage of their customers with a larger number of video channels.

While DSL technology will continue to dominate telco broadband networks for the foreseeable future, telephone companies are beginning to construct fiber networks to their customers’ homes. Though fiber-to-the-home will eliminate bandwidth limitations on delivering higher speed data services and high-quality video offerings, telephone companies deploying fiber-to-the-home will require advanced video processing to convert signals between multiple protocols used in their networks.

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

Our Solutions

Our suite of products is focused on enabling the delivery of broadcast quality video over traditional telco networks. We leverage VTC’s previous 20 years of experience to develop video-based products that meet the special video processing requirements of telcos. Unlike standard cable headends, our Astria digital video headend solution converts the high and varying data transfer rate signal received as input from a satellite or terrestrial source into a lower constant data transfer rate video stream for subsequent delivery over a telco’s DSL or fiber-to-the-home access network. Our high-performance, cost-effective systems are based on the standards developed by the Motion Pictures Expert Group, or MPEG, including MPEG-1 and MPEG-2. We are developing upgrades to the Astria family of products (for introduction in 2005) to support the emerging MPEG-4 and Microsoft or VC-1 compression technologies that will provide lower encoding rates and more advanced interactivity than the current MPEG standards. We believe that the lower encoding rates of these new technologies will extend the reach of video services and enable high-definition TV to be delivered over bandwidth-constrained copper networks. Customers for our Astria video content processing systems include independent operating companies in North America, such as Oxford Networks, and international incumbent carriers, such as PCCW in Hong Kong.

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

Maintain Market Leadership in North American Telco Market for Digital TV Headends

We believe that our installed base of digital video headend systems represents over 50% of the North American headend market for video over DSL services. Our strategy is to maintain this leadership position with continued enhancements to the Astria product line as more and larger telephone companies in North America begin to introduce bundled voice, data and video services. Our development efforts are focused on introducing new compression technologies such as MPEG-4 and VC-1 that will be available as an upgrade option to our installed base. These compression technologies will enable our telco customers to address a larger percentage of their geographic market and deliver advanced video services such as high-definition TV.

Expand Sales Efforts to International Markets

While we continue to grow our North American customer base, we will be strengthening our direct sales force to focus on major European service providers that see a need for a bundled voice, data and video offering. In Asia, we are developing relationships with value-added distributors and partners to focus on key opportunities to market and sell our Astria products. Many of the larger European and Asian service providers represent an opportunity to sell multiple digital TV headends.

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

Partner with Leading Industry Vendors to Provide End-to-End Solutions

To deliver a complete end-to-end video solution, we are partnering with leading industry vendors that provide key system elements such as broadband access systems, network switches and routers, customer premises set-top boxes, video-on-demand systems and service management software that, together with our Astria content processor products, provide a complete video solution. As a result, we have focused our business development and strategic marketing efforts on working with such partners to facilitate a cost-effective, ready-to-deploy, high-performance solution based on customers’ architecture and business requirements. Our strategy with these partners is to design, develop and market end-to-end systems solutions that will allow any form of video content (including broadcast TV, video-on-demand and streaming media from the Internet) to be carried over any telephony network to any TV, personal computer, or mobile end-user device.

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

Selectively Pursue Acquisitions to Expand Our Markets and Product Offerings

In addition to our internal research and development efforts, we continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge and global customer base. Since 2000, we have completed four acquisitions, including the acquisition of VideoTele.com in November 2002. The products and technologies that we acquired through these acquisitions have facilitated our entry into new markets, expanded our product line in existing markets, and added additional technical expertise to develop new products for evolving markets in the future. In order to provide additional financial resources, we entered into an Agreement and Plan of Merger with CoSine Communications, Inc., or CoSine on January 7, 2005.  The proposed merger will be a stock-for-stock transaction valued at approximately $24.1 million.  Upon closing, we will issue approximately 6.0 million shares of our common stock to the shareholders of CoSine.  We expect the transaction to result in net cash to us of approximately $22.8 million, and is expected to close as soon as practicable following approval by the stockholders of both companies.  We are acquiring CoSine primarily to provide additional liquidity.  We will honor CoSine’s existing customer’s support agreements, but do not expect to offer its products of sale to new customers.  We will not have any additional employees or facilities as a result of the transaction.  Going forward, we anticipate our acquisition efforts will be focused on targets that will extend our existing video-based products and markets.

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

Astria CP (Content Processor)

Our Astria CP is a digital video processing platform typically used by carriers at a digital TV headend location to convert hundreds of TV channels into low, constant-data-transmission-rate video formats for delivery over any broadband access network. It is a third-generation, video processing system that we have specifically designed for the digital TV marketplace. The Astria CP uses our patent-pending QualView™ software applications to deliver high quality video when converting satellite-based variable data transmission rate video and audio signals to low, constant-data-transmission-rate content for delivery over telco networks. These QualView applications can separate the desired TV channels from a mix of over 200 channels received from various satellites, lower the data transmission rate of the desired channels, and convert the video signals to the appropriate network interface and protocol. The Astria CP also supports encoder modules that convert uncompressed video signals to compressed constant-data-transmission-rate video streams.

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

Today the Astria CP processes video content in standard MPEG-1 or MPEG-2 formats. We are developing upgrades to the Astria family of products to support the emerging MPEG-4 and VC-1 encoding technologies. These new technologies will provide lower encoding rates and more advanced interactivity than MPEG standards previously provided. We anticipate first commercial availability of these capabilities in the first half of 2005. These capabilities will enable our customers to reach the next stage data transmission rate reduction without having to upgrade their complete headend, thus preserving the customer’s original investment. This will also enable video streams to be easily viewed from the large base of personal computers running MPEG-4 Windows Media players.

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

Broadband Transport and Service Management Products

Prior to our entry into the video processing business in November 2002, our primary focus was on the sale of our broadband transport and service management products. The market for these systems is characterized by the need to transport high-speed data signals across private buildings or campus locations, where the only available transmission facility is composed of copper telephone wires. We have been a participant in this market since the introduction of our first XL Ethernet extension product in 1992. Applications within this market include: i) connecting hotel guests to broadband Internet services over the hotel’s telephone wires, ii) connecting video surveillance cameras, back office PC’s, and railroad station ticket machines to a backbone network, and iii) connecting two local area networks, or LANs, across a business campus without having to run new wires or cables.

Our Expresso line of products uses proprietary transmission technology to provide a low-cost, easy to install solution that can deliver broadband Internet access to multiple nodes over a single pair of copper wire for broadband Internet applications across multi-tenant complexes such as hotels, apartments and private campus facilities. We recently added Ethernet over very high speed DSL line cards to our existing Expresso chassis. This higher speed application enables our customers to deliver broadcast TV, video-on-demand service, and Internet service throughout a multi-tenant complex.

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

Our Expresso and XL transport products are augmented by our Expresso subscriber management system, which authenticates users, manages bandwidth and IP addresses, and processes credit card or password information for billing purposes. Subscriber management systems are typically found in hotels that offer broadband Internet service to guests, in campus housing complexes to manage broadband Internet access, and in wireless Wi-Fi “hot spots” such as hotel lobbies and Internet cafes.

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

Service Providers

Over 100 independent operating companies, or IOCs, in the United States now use our Astria products to deliver digital TV over

DSL and other broadband networks. We installed our first commercial digital TV headend at Chibardun Telephone Cooperative in Dallas, Wisconsin in 2000. Since that time, we have deployed our digital TV headend solution to IOCs that range in size from 5,000 to over 90,000 access lines.

Our international sales to service providers have been concentrated among three large carriers. In 2002, Telenor AS, Norway’s largest telecommunications provider with more than 1.8 million customers, launched digital TV services over its network using an Astria CP. In 2003, PCCW, which acquired the former Hong Kong Telephone Company in 2000, launched service to its customers from an Astria headend and signed up more than 150,000 customers to its Broadband TV service in the first two months after launch.  Currently, PCCW is delivering service to more than 365,000 customers from an Astria headend.  Additionally in 2003, our broadband transport and service management products were deployed by Telefonos de Mexico, S.A., or TelMex, to offer a national “hot spot” wireless Internet in Mexico’s major public facilities such as airports, hotel lobbies, restaurants and hospitals.

We expect the small to medium size independent telephone operating companies in the United States to remain the primary near-term market for Astria products. The larger North American tier one and International carriers continue to explore and test the markets and technologies for DSL-based video services.

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

Sales

In North America, we sell our products primarily to service providers and through multiple sales channels, including a select group of regional value added resellers, system integrators and distributors. Internationally, we sell and market our products through systems integrators and distributors. We have regional account managers throughout the United States and sales offices in Beijing, China, Hong Kong, and Oxford, England. For the year ended December 31, 2004, we derived 23.3% of our revenue from customers outside of the United States. We believe that our products can serve the substantial emerging market for digital video and high-speed data access products outside of the United States.

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

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products through our emphasis on early stage system engineering. As a result of our acquisition of VTC and the large market opportunity that it offers, most of our research and development efforts relate to our video content processing technologies.  Research and development costs were $12.3 million, $7.9 million and $7.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.  The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies, such as the Broadband World Forum and MPEG-4 Industry Forum. Key elements of our research and development efforts include:

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

•                                          New Technologies. We seek to enhance our product lines by incorporating emerging technologies, such as MPEG-4, VC-1 compression, advanced multi-service stream processing, higher speed fiber interfaces and new network management software features. Additionally, our active involvement in industry based standards associations, such as the MPEG-4 standards body, enables us to incorporate recommended platform architectures and standards into our technology.

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

Intellectual Property

Our success and ability to compete depends in part upon on our proprietary technology and our ability to protect that technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We currently hold 49 United States patents and have 17 United States patent applications pending. Furthermore, as a result of our acquisition of VTC, Tektronix has agreed not to assert against us or any of our affiliates or customers any of its patents that are based on applications filed prior to November 7, 2002 or that are based on inventions conceived or reduced to practice prior to that date where the assertion relates to our products for generating, processing or delivering video, audio or data for the education, entertainment, conferencing or security markets. We leverage readily available technology and standard components by adding proprietary software enhancements to gain competitive advantage, increase performance and lower cost. In addition, we have substantial trade secrets in the area of processing and managing video streams.

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

Employees

As of December 31, 2004, we employed 115 people, including 20 in manufacturing operations and customer support, 45 in sales and marketing, 35 in research and development and 15 in general and administrative.

During 2002 and 2003, we reduced our work force as a result of a significant slowing in industry spending and the resulting adverse impact on our results of operations. None of our employees are represented by a labor union. We consider our relations with our employees to be good and we have experienced no work stoppages to date. Competition for skilled personnel in our industry remains strong and our future depends, in part on our ability to attract and retain a skilled workforce and key personnel. We cannot assure you that we will be successful in retaining key personnel or that we will be able to attract and retain skilled workers in the future.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available on our website at www.tutsystems.com when such reports are available on the Securities and Exchange Commission website. The contents of our website are not incorporated into this Form 10-K.

ITEM 2.  PROPERTIES

As a result of our November 2002 acquisition of VTC, our executive and principal administrative and engineering facility totaling approximately 22,450 square feet is located in Lake Oswego, Oregon. We also have a facility, totaling approximately 17,000 square feet, located in Pleasanton, California. The lease for the Lake Oswego facility expires in October 2005, and the lease for the Pleasanton facility expires in June 2005. In addition, we have a product staging and warehouse facility totaling approximately 7,500 square feet in Cary, Illinois. The lease for this facility expires in June 2007. We have one minor facility in the United Kingdom that is leased month-to-month. Selling, marketing, operational and research and development activities are conducted at all of our facilities. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially being utilized.

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

A stipulation of settlement for the claims against the issuer-defendants, including the Company, has been submitted to the Court on June 14, 2004, in the In Re Initial Public Offering Securities Litigation.  The settlement is subject to a number of conditions, most of which are outside of our control, including approval by the Court.  The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement.  If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of December 31, 2004, we have not accrued a liability for this matter.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbol “TUTS” since our initial public offering in January 1999. The following table sets forth, for the periods indicated, the low and high closing sales prices per share of the common stock by quarter for 2003 and 2004, as reported on The Nasdaq National Market.  Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

2003
First Quarter	$1.60	$1.23
Second Quarter	4.65	1.45
Third Quarter	5.96	2.94
Fourth Quarter	6.66	4.47

2004
First Quarter	7.49	3.83
Second Quarter	4.66	2.41
Third Quarter	3.54	1.69
Fourth Quarter	4.25	2.46

On February 1, 2005 the last reported sale price of our common stock on the Nasdaq National Market was $3.69 per share. As of February 1, 2005, there were 25,181,610 shares of our common stock outstanding and approximately 268 holders of record of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements. The selected consolidated financial data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes included elsewhere in this report.

	Fiscal Year Ended December 31,
	2000	2001	2002(5)	2003(5)	2004(5)
	(in thousands, except per share data)

Statement of Operations Data:
Total revenues	$71,991	$13,748	$9,371	$32,192	$24,992
Cost of goods sold	69,983 (3)	40,489 (2)	13,909 (1)	15,646	16,980
Gross profit (loss)	2,008	(26,741)	(4,538)	16,546	8,012
Operating expenses
Sales and marketing	19,945	12,413	8,695	7,479	8,096
Research and development	17,149	15,044	12,337	7,909	7,278
General and administrative	34,487 (4)	10,148	5,060	4,476	4,336
Restructuring costs	—	2,311	9,147	292	—
In-process research and development	800	1,160	562	—	—
Impairment of intangible assets	—	32,551	—	128	202
Amortization of intangible assets	7,623	8,085	1,304	1,809	1,524
Total operating expenses	80,004	81,712	37,105	22,093	21,436
Loss from operations	(77,996)	(108,453)	(41,643)	(5,547)	(13,424)
Impairment of certain equity investments	(3,100)	—	(592)	—	—
Gain on sale of investments	—	—	—	—	125
Interest and other income (expense), net	6,998	4,127	610	30	(161)
Net loss	(74,098)	(104,326)	(41,625)	(5,517)	(13,460)

Net loss per common share attributable to common stockholders, basic and diluted	$(4.98)	$(6.39)	$(2.45)	$(0.28)	$(0.63)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,866	16,326	16,957	19,996	21,392

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$102,614	$49,367	$25,571	$14,370	$12,440
Working capital	110,920	51,484	24,396	21,815	19,385
Total assets	205,588	78,992	39,729	42,771	27,965
Long-term debt	—	—	3,262	3,523	3,816
Total stockholders’ equity	166,173	66,096	28,231	23,655	19,378

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

Our History

Prior to November 2002, most of our sales were derived from our broadband transport and service management products. In 2000 and 2001, we acquired three companies (FreeGate Corporation, Xstreamis Limited and ActiveTelco, Inc.) and the assets from two other companies (OneWorld Systems, Inc. and ViaGate Technologies, Inc.) in order to expand our sales of broadband transport and service management products. However, the significant downturn in the world economy in general, and the telecommunications market in particular, beginning in late 2000 had a severe and sustained adverse effect on our business, financial condition and results of operations. Our sales of broadband transport and service management products decreased substantially beginning in 2001, which required us to take a number of restructuring efforts and incur significant impairment and other charges in order to realign our cost structure in light of the economic environment. For the period January 1, 2001 through December 31, 2004, we incurred an aggregate of $32.6 million in intangible asset impairment charges and $11.5 million in restructuring charges. In 2003, sales from our broadband transport and service management products stabilized, as we began to experience an improvement in sales of broadband transport and service management products to the hospitality industry.

With our November 2002 acquisition of Tektronix’s subsidiary VTC, we extended our product offerings to add video processing systems for digital TV headends and for the transmission of video signals over private and government networks. The acquisition of VTC resulted in significant changes in our business, including: (1) changes in our organizational structure and employee staffing; (2) relocation of our administrative offices, executive offices (as of January 2004) and a significant portion of our operations from Pleasanton, California to Lake Oswego, Oregon, the prior headquarters of VTC; (3) an expansion of our sales and marketing efforts to include VTC products; and (4) a reprioritization of our research and development efforts to focus on products associated with VTC product lines. With our acquisition of VTC, sales of video processing systems now represent a majority of our total revenues and will provide most of our growth opportunities in the foreseeable future.

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

Although international sales are still a material portion of our total sales, since our acquisition of VTC, international sales have represented a smaller percentage of our overall business relative to prior years. During the years ended December 31, 2002, 2003 and 2004, international sales represented 43.0%, 18.4% and 23.3% of our total sales.

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

The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these new technologies to maintain our market position. Digital subscriber line, or DSL, technologies use sophisticated signal blending techniques to transmit data through copper wires. The limitations on the amount of data that can be transmitted in a fixed amount of time (such limitations are referred to as bandwidth) and the distance data may be transmitted using copper wire constrain both the number of video channels that may be delivered simultaneously and the number of customers that are reachable from a telco central office over a DSL network. Emerging advancements in video compression technology will soon enable high quality video streams to be transported at lower data transfer rates than currently deployed. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. ADSL is a new technology that allows more data to be transmitted over existing copper telephone lines compared with standard DSL. Additionally, DSL advancements are emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL data transfer rates over longer distances. As our products continue to incorporate these new technological advancements, we expect the demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels. However, because of the increasing competition in the markets in which we compete, regardless of our revenue and product and service margins in future periods, we will have to continue to devote significant resources to research and development in future periods in order to continue to offer our customers competitive products that incorporate these emerging technologies. As a consequence, we expect that our research and development expenses will increase in 2005 compared to our spending in 2004.

As we continue to capitalize on the growing number of telcos deploying video services in the United States and abroad, we will also have to continue to aggressively market our new and existing products and expand our marketing and sales efforts domestically and internationally. Nevertheless, our operations have been and will continue to be subject to pressure from weakness in the overall technology sector as well as the digital media industry,  the continued lengthening of our sales cycle and delays of customer purchasing decisions, which may continue to reduce our expected revenue.  We believe that the lengthening of the purchase decision by prospective customers has occurred and may continue because of several factors that are affecting the overall digital TV headend market. Such factors include, but are not limited to, the delays in the introduction of advanced compression technologies and set top boxes early next year, the transition to more efficient data transmission technologies and the emergence of video signal encryption requirements. Nevertheless, given the opportunities offered by the growing number of telcos deploying video services and despite the length of the sales cycle, we expect our sales and marketing expenses to increase in 2005 compared to our spending in 2004.

Internal Controls and Disclosure Controls and Procedures

Evaluation of Fiscal Year 2003

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that our disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC reports was recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.

In January 2004 in connection with the completion of its audit of our financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP, the Company’s independent auditors, advised management and the audit committee of the Board of Directors that it had identified deficiencies in our internal controls and processes relating to inventory management and reporting that it considered to be material weaknesses, as defined by Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit.” The material weaknesses that PricewaterhouseCoopers identified related to inventory controls and the accounts payable process for the Company’s Videotele.com business, which the Company acquired in November 2002. Specifically:

1.                                       Our internal controls were inadequate to properly record our inventory quantities in an accurate and timely manner; and

2.                                       Our accounts payable process failed to adequately reconcile our accounts payable records with suppliers’ records, considering what the suppliers had shipped to us prior to period end.

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believed that there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made, in the Form 10-K for our fiscal year ended December 31, 2003.

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

Since December 31, 2002, we continued to review our disclosure controls and procedures and internal controls periodically in connection with our Form 10-Q filings. Throughout 2003, our CEO and CFO continued to believe that our disclosure controls and procedures and internal controls allowed us to provide all material and necessary disclosure in a timely manner, as required by Exchange Act and the applicable rules thereunder.

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

In addition to identifying the above two internal control weaknesses relating to inventory and the accounts payable process, we also tested our other internal controls to determine whether there were other such material weaknesses aside from the inventory and accounts payable weaknesses mentioned above that affected our financial statements for the fiscal year ended December 31, 2003. In particular, we tested our other internal controls by reviewing processes, analytical reviews and substantive testing that included other third-party confirmations and by reviewing activity subsequent to year-end 2003. Based on these tests, we did not identify any other material weaknesses in internal controls. Therefore, our CEO and CFO believed at the time of the original filing of the Form 10-K for our fiscal year ended December 31, 2003 on February 2, 2004 that they had reasonable grounds to conclude that the weaknesses in internal controls related solely to those items mentioned above and resulted in an immaterial charge of approximately $34,000.

Based on their review of our internal controls as described above, our CEO and CFO also assessed our disclosure controls and procedures for the fiscal year ended December 31, 2003. Our CEO and CFO believed at the time of the original filing of the Form 10-K for our fiscal year ended December 31, 2003 that they had reasonable grounds to conclude that, other than the inventory and accounts payable weaknesses that PricewaterhouseCoopers had identified, there were no other material weaknesses in our disclosure controls and procedures and that the information required to be reported in the Form 10-K was recorded, processed, summarized and reported within the time periods specified by the applicable Exchange Act rules.

In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we have taken significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee has taken an active role in these efforts, including overseeing management’s implementation of corrective measures. With respect to inventory management, we perform physical inventory counts at least at the end of each quarter. We have implemented improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, have expanded our inventory receiving process to include remote locations, as appropriate, and now reconcile inventory to each customer order and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. Regarding accounts payable reconciliation, we now confirm our key accounts payable balances with our vendors and reconcile the confirmations to our accounting records on a quarterly basis.

Evaluation of Fiscal Year 2004

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2004. Based on this evaluation, they concluded as of December 31, 2004 that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting which occurred during the fourth quarter of fiscal year 2004 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Definitions for Discussion of Results of Operations

Our discussion of our results of operations focuses on the following items from our income statement: Total revenues consists of product sales, and license and royalty fees. Product revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Product revenue also consists of revenue from our broadband transport and service management products. License and royalty fees consist of non-refundable license fees and royalties received by us for products sold by our licensees. Since our acquisition of VTC, a large part of our revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue. If we were to sell even one less system than our forecasted number of headend sales, our revenue would be materially impacted. As we did not enter into any new license or royalty agreements during 2002, 2003 or 2004, we expect minimal future license and royalty revenue.. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years’ acquisitions.

Results of Operations

Years Ended December 31, 2002, 2003 and 2004.

Our acquisition of VTC has had a significant impact on every aspect of our financial statements since November 2002. This impact is reflected in the following discussion of our operating results. This should be considered when evaluating our period-to-period comparisons of 2003 and 2004 relative to years prior to 2003.

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2002	2003	2004

Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	148.4	48.6	67.9
Gross profit (loss)	(48.4)	51.4	32.1
Operating expenses:
Sales and marketing	92.8	23.2	32.4
Research and development	131.7	24.6	29.1
General and administrative	54.0	13.9	17.3
Restructuring costs	97.6	0.9	—
In-process research and development	6.0	—	—
Impairment of intangible assets	—	0.4	0.8
Amortization of intangible assets	13.9	5.6	6.1
Total operating expenses	396.0	68.6	85.7
Loss from operations	(444.4)	(17.2)	(53.6)
Impairment of certain equity investments	(6.3)	—	—
Gain on sale of investments	—	—	0.5
Interest and other income (expense), net	6.5	0.1	(0.6)
Net loss	(444.2)%	(17.1)%	(53.7)%

Total Revenues.  For the year ended December 31, 2004, our total revenue decreased by 22.3% to $25.0 million from $32.2 million for the year ended December 31, 2003. We operate in a single business segment across two related markets. We measure our product revenue by our two product lines only and therefore are unable to further quantify the impact of individual products on our revenue.  During this same period, our product revenue from video processing systems decreased by 24.7% to $18.0 million from $23.9 million for the year ended December 31, 2003.  During 2004, we experienced a slowing demand for our video processing systems from independent operating telephone companies compared to 2003.  We believe the decrease in video processing systems product revenue was primarily due to the adverse effect of several digital TV headend sales not closing during the period as expected.  We continue to experience a variety of factors that are causing prospective customers to delay their purchase decisions.  Certain prospective customers have indicated to us that factors causing these delays include, but are not limited to, their anticipation of the introduction and general availability of advanced compression technologies later in 2005, customers’ decisions to use more efficient data transmission technologies (decisions that some of our customers wish to make before they commit to purchasing headends) and customers’ decisions about using emerging video signal encryption technologies (decisions that some of our customers wish to make before they commit to purchasing headends).  We expect sales of video processing systems to remain unchanged until the expected introduction during the first half of 2005 of new products containing advanced compression technologies, including MPEG-4.  Product revenue from the sale of our broadband transport and service management products decreased by 15.7% to $7.0 million in 2004 from $8.3 million in 2003. The decrease in broadband transport and service management products revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products (which transmit data over telephone wires).  Accordingly, we expect sales of broadband transport and service management products to remain unchanged until the expected new product introductions during the first half of 2005.  For the year ended December 31, 2004, our license and royalty revenue decreased by 93.2% to $50,000 from $0.7 million for the year ended December 31, 2003. As we did not enter into any new license or royalty agreements during 2002, 2003 or 2004, we expect minimal future license and royalty revenue.

For the year ended December 31, 2003, our product revenue increased by 243.5% to $32.2 million from $9.4 million for the year ended December 31, 2002. This $22.9 million increase in product revenue was due solely to the sale of our video processing systems. Fiscal year 2003 was the first full year that included revenue from products associated with our VTC acquisition in November 2002. For the year ended December 31, 2003, our license and royalty revenue decreased by 9.0% to $0.7 million from $0.8 million for the year ended December 31, 2002.

Cost of Goods Sold.  For the year ended December 31, 2004, our cost of goods sold increased by 8.3%, or $1.3 million, to $17.0 million from $15.6 million for the year ended December 31, 2003.  Included in cost of goods are the effects of changes in our reserves for excess and obsolete inventories.  These reserves were primarily related to lower of cost or market adjustments for raw materials and reserves for finished goods in excess of what we reasonably expected to sell in the foreseeable future.  During 2004, cost of goods sold included a charge for an increase in our reserves for excess and obsolete inventories of $1.0 million.  This charge was primarily associated with our video processing systems products.  In 2003, cost of goods sold was reduced as a result of a decrease in our reserves for excess and obsolete inventories of $1.5 million.  The decrease in our reserves for excess and obsolete inventories in 2003 was because we were able to sell certain products for which we had originally set aside reserves in prior years.  In addition to this $2.5 million increase included in costs of goods from the change in reserves for excess and obsolete inventories from 2003 to 2004, other significant increases in cost of goods sold included increases in labor expenses of $0.5 million, outside contractor expenses of $0.2 million and freight costs of $0.2 million.  Partially offsetting these increases was a decrease in material cost of $2.4 million.  Our gross profit declined in 2004 compared to 2003 due to decreased sales volume for both our video processing systems and our broadband transport and service management products.  The cost increases previously mentioned, including the increase in our reserves for excess and obsolete inventories also negatively affected our gross profit in 2004 when compared to 2003.

For the year ended December 31, 2003, our cost of goods sold increased by 12.5% to $15.6 million from $13.9 million for the year ended December 31, 2002. Cost of goods sold increased by $1.7 million between 2002 and 2003, primarily due to costs associated with increased product sales, particularly from sales related to video processing systems of $11.3 million, partially offset by the effects of changes in our reserves for excess and obsolete inventories of $8.6 million and decreases in costs associated with sales of our broadband transport and service management products of $1.0 million. In 2003, we reduced our reserves for excess and obsolete inventories by $1.5 million because we were able to sell certain products for which we had originally set aside reserves in prior years.  At the time these reserves were established, we expected a decline in sales due to the decline in the telecommunications market and general economic conditions at the time. These changes in reserves are reflected in cost of goods sold. Our gross profit improved in 2003 compared to 2002 due to the increased sales volume relating to VTC products resulting in a gross margin increase of $11.5 million, reduction in cost of goods sold for our broadband transport and service management products of $1.0 million and the effect of changes in our reserves of $8.6 million.

Sales and Marketing.  For the year ended December 31, 2004, our sales and marketing expenses increased by 8.2% to $8.1 million from $7.5 million for the year ended December 31, 2003.  The increase of $0.6 million in sales and marketing expense was due to a year-over-year increase in personnel related costs of $0.2 million due to additional headcount added during the year, $0.1 million for promotional and advertising costs, $0.2 million for facilities and infrastructure expenses and $0.1 million in outside services expenses.

For the year ended December 31, 2003, our sales and marketing expenses decreased by 14.0% to $7.5 million from $8.7 million for the year ended December 31, 2002. The decrease of $1.2 million in sales and marketing expense was due to a year-over-year decrease of $0.4 million of personnel related costs, a $0.3 million decrease in depreciation expense and a $0.5 million decrease in facilities and infrastructure expenses.

Research and Development.  For the year ended December 31, 2004, our research and development expense decreased by 8.0% to $7.3 million from $7.9 million for the year ended December 31, 2003.  The $0.6 million decrease in our research and development expense was due to a year-over-year decrease in personnel related costs.  Our capital expenditures for research and development were $1.1 million in 2003 and $0.1 million in 2004.

For the year ended December 31, 2003, our research and development expense decreased by 35.9% to $7.9 million from $12.3 million for the year ended December 31, 2002. The $4.4 million decrease in our research and development expense was primarily due to a year-over-year decrease of $1.8 million in personnel related costs, a $1.2 million decrease in project materials costs and a $1.3 million decrease in facilities and infrastructure expenses. We continued to reduce research and development expenses in 2003 to bring them into better alignment with our revenues at that time.

General and Administrative.  For the year ended December 31, 2004, our general and administrative expense decreased by 3.1% to $4.3 million from $4.5 million for the year ended December 31, 2003.  The $0.2 million decrease in our general and administrative expense was primarily due to a decrease in personnel related costs of $0.2 million, lower insurance costs of $0.3 million offset by higher relocation costs of $0.1 million and outside service costs of $0.4 million.

For the year ended December 31, 2003, our general and administrative expense decreased by 11.5% to $4.5 million from $5.1 million for the year ended December 31, 2002. The $0.6 million decrease in our general and administrative expense included decreases of $0.4 million in personnel expenses, $0.6 million in depreciation expense, $0.7 million in professional services expenses, and $0.6 million in insurance. Partially offsetting these year-over-year expense reductions was the benefit of a $2.3 million bad debt recovery in 2002 that was not repeated in 2003. We recorded as an expense $10.7 million relating to our pending settlement of certain litigation matters. We also recorded an equal and offsetting gain to reflect the fact that, as of December 31, 2003, our insurance carriers had agreed to pay the settlement amounts for those litigation matters.

Restructuring Costs.  We incurred restructuring costs of $0.3 million for the year ended December 31, 2003 and $9.1 million for the year ended December 31, 2002.  We did not incur any restructuring costs for the year ended December 31, 2004.

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

In August 2002, we implemented a restructuring program that included a workforce reduction, closure of our New Jersey research and development facility, and disposal of certain of our fixed assets. As a result of this restructuring program, we recorded restructuring costs of $0.9 million in the third quarter of 2002. These restructuring costs consisted of $0.5 million in workforce reduction charges relating primarily to severance and fringe benefits and $0.4 million relating to closure of the New Jersey facility. In November 2002, we undertook further restructuring efforts that included an additional workforce reduction, the termination of our former headquarter’s lease in Pleasanton, California and the disposal of certain fixed assets. As a result of these November 2002 efforts, we recorded restructuring costs of $8.3 million, comprising severance and employee outplacement expenses of approximately $0.6 million, $2.4 million to terminate our Pleasanton, California lease early, $2.3 million for abandonment of leasehold improvements, $2.4 million for abandonment of fixed assets and $0.5 million to terminate various equipment leases. In aggregate, we reduced our workforce by approximately 53.0% in fiscal 2002.

In-Process Research and Development.  During the years ended December 31, 2004 and 2003 we did not incur any expenses related to in-process research and development. Amounts expensed as in-process research and development were $0.6 million in 2002.

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

Impairment of Intangible Assets.  During the first quarter of 2004, we determined that certain of the technology acquired as part of the purchase of the ViaGate Technology assets had become impaired.  As a result, we recorded an impairment charge of $0.2 million to write off the book value of the intangible assets associated with this technology.  During the second quarter of 2003, we recorded an impairment charge of $0.1 million to write off the book value of certain technology acquired as part of the acquisition of the assets of ViaGate. There were no such impairments for the year ended December 31, 2002.

Amortization of Intangible Assets.  Amortization of intangible assets is comprised of intangibles related to the acquisitions of Vintel in 1999, FreeGate, OneWorld assets and Xstreamis in 2000, ActiveTelco in 2001, and VTC in 2002. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the year ended December 31, 2004, amortization of intangible assets decreased 15.8% to $1.5 million from $1.8 million for the year ended December 31, 2003.  For the year ended December 31, 2003, amortization of intangible assets increased by 38.7% to $1.8 million from $1.3 million for the year ended December 31, 2002. The $0.3 million decrease in 2004 when compared with 2003 was the result of an intangible asset becoming fully amortized in 2004.  The $0.5 million increase in 2003 when compared with 2002 was primarily the result of a full year of the additional amortization associated with the intangible assets arising from our VTC acquisition in November 2002.

Gain on sale of Investments.  The gain on sale of investments for the year ended December 31, 2004, resulted from the sale of certain equity investments that had been written down to zero in a previous year.

Impairment of Certain Equity Investments.  Impairment of certain equity investments consisted of the recognition of expense related to the write-off of $0.6 million invested in one privately-held company during the year ended December 31, 2002. The value of our investment was impaired due to uncertainty associated with the on-going viability of this business in the current network infrastructure industry. There were no such impairments of our equity investments for the years ended December 31, 2003 and 2004.

Interest and Other Income, Net.  Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the year ended December 31, 2004, our interest and other income, net decreased to an expense of $0.2 million from an income of $30,000 for the year ended December 31, 2003.  The decrease was due to interest expense associated with the $3.8 million note issued in connection with our purchase of VTC in November 2002.  For the year ended December 31, 2003, our interest and other income, net decreased to $30,000 from $0.6 million for the year ended December 31, 2002. The decrease in 2003 of $0.6 million compared with 2002 was primarily the result of lower interest rates on lower average cash balances and increased interest expense associated with the note issued in connection with our purchase of VTC.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12.4 million at December 31, 2004, compared with cash and cash equivalents of $14.4 million at December 31, 2003, reflecting a net reduction in cash and cash equivalents of $2.0 million.

Cash used in operating activities was $9.7 million for the year ended December 31, 2004, compared with $10.9 million for the year ended December 31, 2003. The reduction in cash used in operating activities was primarily due to a higher net loss in 2004 compared with 2003, which was partially offset by lower accounts receivable balances, lower accounts payable balances and a higher provision for excess and obsolete inventory in 2004, compared with the same period in 2003.

Additions to property and equipment were $1.2 million and $1.4 million in 2003 and 2004, respectively. In 2005 we expect capital expenditures to be comparable to 2004. We expect these capital expenditures to be funded from operations.

Cash provided by financing activities in 2004 consisted of $8.7 million from the issuance of 4.6 million additional common shares in a secondary offering and $0.5 million from the issuance of common stock related to the exercise of stock options and purchases made pursuant to the employee stock purchase plan.

The net decrease in cash and cash equivalents of $11.2 million during the year ended December 31, 2003, resulted primarily from our use of $10.9 million for operating activities and the purchase of property and equipment of $1.2 million. The net decrease in cash and cash equivalents from these uses was offset by $0.9 million in proceeds from the issuance of common stock related to the exercise of stock options and purchases made pursuant to the employee stock purchase plan of $0.1 million and $0.8 million related to the acquisition of VTC.

The following table sets forth our contractual obligations as of December 31, 2004:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$3,816	$—	$—	$3,816	$—
Operating Lease Obligations	810	731	79	—	—
Purchase Obligations	469	469	—	—	—
Total	$5,095	$1,200	$79	$3,816	$—

We do not have any off balance sheet arrangements.

On September 23, 2004, we entered into a  revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006.  Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s  prime rate, 5.25% as of December 31, 2004, plus 0.5%. The rate may increase by 1.0% if we do not meet certain financial covenants. The credit facility is secured by all of our assets, and contains various covenants.  Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, borrowings available under this facility were $4.7 million as of December 31, 2004. We had no outstanding borrowings under this credit facility at December 31, 2004.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. Principal and accrued interest on the note payable is $3.8 million at December 31, 2004.

We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2004, we incurred a net loss of $13.5 million, negative cash flows from operating activities of $9.7 million, and have an accumulated deficit of $295.5 million.

In order to provide additional financial resources, we entered into an Agreement and Plan of Merger with CoSine Communications, Inc., or CoSine on January 7, 2005.  The proposed merger will be a stock-for-stock transaction valued at approximately $24.1 million.  Upon closing, we will issue approximately 6.0 million shares of our common stock to the shareholders of CoSine.  We expect the transaction to result in net cash to Tut Systems of approximately $22.8 million, and is expected to close as soon as practicable following approval by the stockholders of both companies.  We are acquiring CoSine primarily to provide additional liquidity.  We will honor CoSine’s existing customers’ support agreements, but do not expect to offer its products for sale to new customers.  We will not have any additional employees or facilities as a result of the transaction.

The transaction is conditioned upon approval of the merger by the holders of a majority of the shares of CoSine common stock, and approval of the issuance of additional shares of common stock by the holders of a majority of the shares of Tut Systems common stock, as well as other customary closing conditions.

We believe that our cash and cash equivalents and availability under our credit facility as of December 31, 2004, are sufficient to fund our operating activities and capital expenditure needs for at least the next twelve months. In future periods, we generally anticipate that our working capital will begin to increase as a result of several factors, including our expectation that our revenue will increase and our net loss will decrease in 2005 as compared to 2004. Accordingly, we expect the amount of cash used to fund our operations to decrease in 2005.  However, in the event that we do not meet our revenue and earnings expectations, we may require additional cash to fund our operations. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We sell to customers for which there is a history of successful collection and to new customers for which such history may not exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

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

License and royalty revenue consists of nonrefundable up-front license fees, some of which may offset initial royalty payments, and royalties received by us for products sold by our licensees. Currently, the majority of our license and royalty revenue is comprised of non-refundable license fees paid in advance. Such revenue is recognized ratably over the period during which post-contract customer support is expected to be provided or upon delivery and transfer of agreed upon technical specifications in contracts where essentially no further support obligations exist. Future license and royalty revenue is expected to consist primarily of royalties received by us for products sold by our licensees. As we did not enter into any new license or royalty agreements during 2002, 2003 or 2004, we expect minimal future license and royalty revenue.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of December 31, 2004, we had an accumulated deficit of $295.5 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, if we do so, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenditures. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

Each sale of our digital headend systems represents a significant portion of our revenue for any given quarter. Our failure to meet our quarterly forecast of sales of digital headend systems in any given quarter could have a material adverse impact on our financial results for a given quarter.

Since we acquired VTC in November 2002, a large part of our quarterly revenue is associated with the sale of digital headend systems. Each sale represents a significant portion of our revenue for each quarter. We base our operating forecast on our historical sales. Because of the high cost per unit of our digital headend systems, if we were to sell even one less system than our forecasted number of headend sales per quarter, such a decrease in sales would have a material and adverse impact on our revenue for that quarter, and we may fail to meet investor expectations.

We operate in an intensely competitive marketplace, and many of our competitors have better resources than we do.

Our primary competitors in the digital TV headend market are small private companies that are focused on a more narrow product line than ours, thereby allowing these competitors to devote substantially more targeted resources to developing and marketing new products than we can. As we target larger telco customers for our video content processing systems, we expect more competition from large public companies like Harmonic, Inc., Tandberg Television ASA, and Motorola, Inc., all of which have substantially greater financial, technical and other resources than we do. These competitors have achieved success in providing headend components for cable multiple system operators and satellite TV providers and, we expect these competitors to market some of their products for use in TV over DSL applications. For example, in the past, Harmonic provided video content processing systems to SaskTel, a large Canadian telephone service provider. Harmonic also recently announced that it will provide video content processing systems to Video Networks Limited, a video-over-DSL provider in the United Kingdom.

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

Over the last 12 quarters, our sales per quarter have fluctuated between $9.2 million and $2.0 million. Over the same periods, our loss from operations as a percentage of revenue has fluctuated between approximately 5.2% and 1,274% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including: the timing of customers’ purchase decisions, acceptance of our new products and possible cancellations; competitive pressures, including pricing pressures from our partners and competitors; delays or problems in the introduction of our new products; announcements of new products, services or technological innovations by us or our competitors; and management of inventory levels.

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

Sales to customers outside of the United States accounted for approximately 43.0%, 18.4% and 23.3% of revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

If material weaknesses in our internal controls over financial reporting were to develop (such as those that our independent registered public accounting firm identified in the fourth quarter of fiscal 2003) and we were unable to remedy such weaknesses in an effective- and timely manner, such weaknesses could materially and adversely affect our ability to provide the public with timely and accurate material information about our Company, which could harm our reputation and share price.

In January 2004, our independent registered public accounting firm identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our CEO and CFO determined that, as of December 31, 2003, our disclosure controls and procedures were not sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC and accumulated and communicated to our management, including our CEO and CFO, to allow timely discussions regarding required disclosure. These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting. We believe that we have fully addressed these issues, and, therefore, our Chief Executive Officer’s and Chief Financial Officer’s evaluation of our disclosure controls and procedures as of December 31, 2004 concluded that they were effective. (See Item 9A of this Form 10-K for further discussion of these weaknesses as well as for our Chief Executive Officer’s and Chief Financial Officer’s evaluation as of December 31, 2004.) In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Exchange Act and the rules promulgated thereunder. Material weaknesses in our internal controls over financial reporting and our disclosure controls and procedures would hinder the flow of timely and accurate information to investors.  If such material weaknesses were to develop and we did not address them in a timely matter, investors might sell our shares and industry analysts might either make incorrect recommendations about our Company or else end coverage of our company altogether, any of which results could harm our reputation and adversely impact our share price.

We are currently engaged in a securities class action lawsuit, which, if it were to result in an unfavorable resolution, could adversely affect our reputation, profitability and share price.

We are currently engaged as a defendant in a lawsuit (i.e., Whalen v. Tut Systems, Inc. et al.) that alleges securities law violations against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. While we have reached a settlement with the plaintiffs in this lawsuit, the settlement is subject to certain contingencies, including court approval of the terms of settlement. If the court does not approve this settlement, or any other applicable contingencies are not resolved or otherwise addressed, we would be required to resume litigation in this matter. If we were to resume litigation in this matter, there is no assurance that we would prevail and, if the outcome of such litigation were unfavorable to us, our reputation, profitability and share price could be adversely affected.

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

We have completed a number of acquisitions as part of our efforts to expand and diversify our business. For example, we acquired our video content processing and video transmission businesses from Tektronix in November 2002 when we purchased its subsidiary, VTC.  In order to provide additional financial resources, we entered into an Agreement and Plan of Merger with CoSine Communications, Inc., or CoSine on January 7, 2005.  The proposed merger will be a stock-for-stock transaction valued at approximately $24.1 million.  Upon closing, we will issue approximately 6.0 million shares of our common stock to the shareholders of CoSine.  We expect the transaction to result in net cash to us of approximately $22.8 million, and is expected to close as soon as practicable following approval by the stockholders of both companies.  We are acquiring CoSine primarily to provide additional liquidity.  We will honor CoSine’s existing customer’s support agreements, but do not expect to offer its products of sale to new customers.  We will not have any additional employees or facilities as a result of the transaction.  We intend to continue to evaluate new acquisition candidates, divestiture and diversification strategies, and if we fail to manage the integration of acquired companies, it could adversely affect our operations and growth strategy. Any acquisition involves numerous risks, including difficulties in the assimilation of the acquired company’s employees, operations and products, uncertainties associated with operating in new markets and working with new customers, and the potential loss of the acquired company’s key employees. Additionally, we may incur unanticipated expenses, difficulties and other adverse consequences relating to the integration of technologies, research and development, and administrative and other functions. Any future acquisitions may also result in potentially dilutive issuances of our equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. Any of the above factors could adversely affect our revenue, profitability, operations or growth strategy.

Our stock price is volatile, and, if you invest in our Company, you may suffer a loss of some or all of your investment.

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. In particular, trading volume historically has been low and the market price of our common stock has increased dramatically in recent months. Since the announcement of our acquisition of VTC, the closing price of our common stock, as traded on the Nasdaq National Market, has fluctuated from a low of $1.23 to a high of $7.49 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2004, we did not have investments. An immediate 10% change in interest rate would be immaterial to our financial condition or results of operations.

The principal amount of cash and cash equivalents at December 31, 2004, totaled $12.4 million with a related weighted average interest rate of 1.14%. Our long-term debt of $3.8 million at December 31, 2004, carries a weighted average fixed interest rate of 8.0% per annum with principal payment of the entire note payable balance due in November 2007. We do not have short term notes payable.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, and debt obligations.

	Maturity Fiscal Year
	2004	2005	2006	2007	Thereafter	Total
	(dollars in thousands)

Assets:
Cash and cash equivalents	$12,440	$—	$—	$—	$—	$12,440
Average interest rate	1.14%	—	—	—	—	1.14%
Liabilities:
Long-term debt	—	—	—	$4,060	—	$4,060
Average interest rate	8.0%	8.0%	8.0%	8.0%	—	8.0%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TUT SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tut Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tut Systems, Inc. (the Company) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
Portland, Oregon
February 2, 2005

TUT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$14,370	$12,440
Accounts receivable, net of allowance for doubtful accounts of $47 and $139 in 2003 and 2004, respectively	7,062	6,585
Insurance settlement receivable	10,725	—
Inventories, net	4,181	3,994
Prepaid expenses and other	1,026	1,137
Total current assets	37,364	24,156
Property and equipment, net	1,722	1,874
Intangibles and other assets	3,685	1,935
Total assets	$42,771	$27,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,055	$2,221
Accrued liabilities	1,516	2,324
Legal settlement liability	10,725	—
Deferred revenue	253	226
Total current liabilities	15,549	4,771
Note payable	3,523	3,816
Other liabilities	44	—
Total liabilities	19,116	8,587
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2003 and 2004, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 20,274 and 25,180 shares issued and outstanding in 2003 and 2004, respectively	20	25
Additional paid-in capital	305,777	315,006
Accumulated other comprehensive loss	(89)	(140)
Accumulated deficit	(282,053)	(295,513)
Total stockholders’ equity	23,655	19,378
Total liabilities and stockholders’ equity	$42,771	$27,965

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2003	2004

Revenues:
Product	$8,582	$31,474	$24,942
License and royalty	789	718	50
Total revenues	9,371	32,192	24,992
Cost of goods sold	13,909	15,646	16,980
Gross profit (loss)	(4,538)	16,546	8,012
Operating expenses:
Sales and marketing	8,695	7,479	8,096
Research and development	12,337	7,909	7,278
General and administrative	5,060	4,476	4,336
Restructuring costs	9,147	292	—
In-process research and development	562	—	—
Impairment of intangible assets	—	128	202
Amortization of intangible assets	1,304	1,809	1,524
Total operating expenses	37,105	22,093	21,436
Loss from operations	(41,643)	(5,547)	(13,424)
Impairment of certain equity investments	(592)	—	—
Gain on sale of investments	—	—	125
Interest and other income (expense), net	610	30	(161)
Net loss	$(41,625)	$(5,517)	$(13,460)

Net loss per share, basic and diluted (Note 2)	$(2.45)	$(0.28)	$(0.63)

Shares used in computing net loss per share, basic and diluted (Note 2)	16,957	19,996	21,392

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

					Notes	Accumulated
			Additional		Receivable	Other		Total
	Common Stock		Paid-in	Deferred	From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stockholders	(Loss) Income	Deficit	Equity

Balance, January 31, 2002	16,411	16	301,182	(17)	(96)	(78)	(234,911)	66,096
Components of comprehensive loss:
Unrealized losses on other investments	—	—	—	—	—	(48)	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(41,625)	(41,625)
Total comprehensive loss								(41,688)

Common stock issued in conjunction with VideoTele.com purchase acquisition	3,283	4	3,608	—	—	—	—	3,612
Common stock issued for cash upon exercise of stock options	11	—	14	—	—	—	—	14
Common stock issued under employee stock purchase plan	91	—	84	—	—	—	—	84
Amortization related to unearned compensation	—	—	—	17	—	—	—	17
Repayment/forgiveness of notes receivable issued to stockholders	—	—	—	—	96	—	—	96
Balance, December 31, 2002	19,796	20	304,888	—	—	(141)	(276,536)	28,231
Components of comprehensive loss:
Unrealized gain on other investments	—	—	—	—	—	74	—	74
Foreign currency translation adjustment	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(5,517)	(5,517)
Total comprehensive loss	—	—	—	—	—	—	—	(5,465)

Common stock issued for cash upon exercise of stock options	440	—	831	—	—	—	—	831
Common stock issued under employee stock purchase plan	38	—	58	—	—	—	—	58
Balance, December 31, 2003	20,274	$20	$305,777	$—	$—	$(89)	$(282,053)	$23,655
Components of comprehensive loss:
Unrealized gain on other investments	—	—	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(13,460)	(13,460)
Total comprehensive loss	—	—	—	—	—	—	—	(13,511)
Common stock issued in secondary offering, net	4,600	5	8,706					8,711
Common stock issued for cash upon exercise of stock options	226	—	323	—	—	—	—	323
Common stock issued under employee stock purchase plan	80	—	200	—	—	—	—	200
Balance, December 31, 2004	25,180	$25	$315,006	$—	$—	$(140)	$(295,513)	$19,378

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2002	2003	2004

Cash flows from operating activities:
Net loss	$(41,625)	$(5,517)	$(13,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,163	1,097	1,273
Noncash interest income and amortization of discounts on investments	37	—	—
Abandonment of fixed assets	4,822	—	—
Provision for (recovery of) doubtful accounts	(2,277)	36	92
Provision for excess and obsolete inventory and abandoned products	7,125	225	1,542
Write-off of certain equity investments	592	—	—
Impairment of intangible assets	—	128	202
Amortization of intangible assets	1,304	1,809	1,524
Write-off of in-process research and development	562	—	—
Deferred interest on note payable	—	261	293
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	2,090	(5,126)	385
Inventories	3,195	(518)	(1,355)
Prepaid expenses and other assets	3,390	72	(138)
Accounts payable and accrued liabilities	(5,828)	(2,665)	(70)
Deferred revenue	(889)	(703)	(27)
Net cash used in operating activities	(24,339)	(10,901)	(9,739)
Cash flows from investing activities:
Purchase of property and equipment	(426)	(1,189)	(1,425)
Proceeds from maturities of short-term investments	3,105	—	—
Acquisition of businesses, net of cash acquired	758	—	—
Net cash provided by (used in) investing activities	3,437	(1,189)	(1,425)
Cash flows from financing activities:
Proceeds from credit facility	—	—	2,562
Repayment of credit facility	—	—	(2,562)
Proceeds from issuances of common stock, net	98	889	9,234
Other	37	—	—
Net cash provided by financing activities	135	889	9,234
Net decrease in cash and cash equivalents	(20,767)	(11,201)	(1,930)
Cash and cash equivalents, beginning of year	46,338	25,571	14,370
Cash and cash equivalents, end of year	$25,571	$14,370	$12,440

Supplemental disclosure of cash flow information:
Interest paid during the year	$47	$3	$1

Income taxes paid during the year	$1	$1	$1

Noncash financing activities:
Common stock issued in connection with the VideoTele.com acquisition in 2002	$3,612	$—	$—

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

Historically, the Company derived most of its sales from its broadband transport and service management products. In November 2002, the Company acquired VideoTele.com, or VTC, from Tektronix, Inc. to extend its product offerings to include digital video processing systems. As a result, the Company’s revenue increased from $9,371 in 2002 to $24,992 in 2004. Video-based products now represent a majority of the Company’s sales.

The Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2004, the Company incurred a net loss of $13,460 and negative cash flows from operating activities of $9,739, and has an accumulated deficit of $295,513 at December 31, 2004. Management believes that its cash and cash equivalents and availability under the credit facility as of December 31, 2004, are sufficient to fund operating activities and capital expenditure needs for at least the next twelve months. In future periods, the Company generally anticipates that working capital will begin to increase as a result of several factors, including the expectation that revenue will increase and its net loss will decrease in 2005 as compared to 2004. Accordingly, the Company expects the amount of cash used to fund our operations to decrease in 2005.  However, in the event that the Company does not meet its revenue and earnings expectations, the Company may require additional cash to fund operations. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.  See note 13 for further details on the Plan of Merger with CoSine Communications.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories and accounts receivable, estimation of loss on purchase commitments, estimation of percentage-of-completion on revenue contracts, the recoverability of long-lived assets and estimation of range of losses under contingencies. Actual results could differ from those estimates.

Fair value of financial instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and note payable approximate their carrying value due to the short maturity or market rate structure of those instruments.

Cash and cash equivalents

Cash equivalents are stated at cost or amortized cost, which approximates fair value. The Company includes in cash and cash equivalents all highly liquid investments that mature within three months of their purchase date. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates that designation as of each balance sheet date.

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

During 2003, the Company determined that certain long-lived assets and certain intangible long-lived assets were impaired and recorded losses accordingly under SFAS No. 144. No such impairment was recorded in 2002 and 2004.  Future events could cause the Company to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company sells to customers for which there is a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

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

Accounting for stock based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and earnings per share is required to be determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net loss and loss per share if the Company’s had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Years Ended December 31,
	2002	2003	2004

Net loss—as reported	$(41,625)	$(5,517)	$(13,460)
Add:
Unearned stock-based employee compensation expense included in reported net loss	17	—	—
Deduct
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(14,053)	(3,646)	(2,338)

Net loss—pro forma	$(55,661)	$(9,163)	$(15,798)

Basic and diluted net loss per share—as reported	$(2.45)	$(0.28)	$(0.63)

Basic and diluted net loss per share—pro forma	$(3.28)	$(0.46)	$(0.74)

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

	Stock Option Plans Year Ended			Employee Stock Purchase Plan Year Ended
	December 31,			December 31,
	2002	2003	2004	2002	2003	2004

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	2.5%	2.8%	3.5%	1.26%	1.16%
Expected volatility	95.2%	80.7%	88.0%	95.2%	80.7%	88.0%
Expected life (in years)	4.0	4.0	4.0	0.5	0.5	0.5

Generally, the Company grants options at a price equal to the fair market value of the Company’s stock on the date of the grant. The weighted-average estimated fair values of stock options granted during fiscal 2002, 2003 and 2004 as calculated using the Black-Scholes option pricing model were $1.06, $1.82 and $3.33 per share, respectively.

Advertising expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2002 and 2003 was zero, and $53 for the year ended December 31, 2004.

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

Foreign currency translation

The functional currency for the Company’s foreign subsidiary is the relevant local currency. The translation from foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected in other comprehensive loss as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the results of operations and have been immaterial for all periods presented.

Net loss per share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options were not included in the computation of diluted net loss per share because the effect would be antidilutive.

The calculation of net loss per share follows:

	Years Ended December 31,
	2002	2003	2004

Net loss per share, basic and diluted:
Net loss	$(41,625)	$(5,517)	$(13,460)

Shares used in computing net loss per share, basic and diluted	16,957	19,996	21,392

Net loss per share, basic and diluted	$(2.45)	$(0.28)	$(0.63)

Antidilutive securities, including only options, not included in net loss per share calculations	4,204	3,649	4,254

Other comprehensive (loss) income

Other comprehensive (loss) income includes unrealized gains and losses on other assets and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the components of other comprehensive (loss) income:

	Years Ended
	December 31,
	2002	2003	2004

Unrealized gains (losses) on investments	$(48)	$74	$(23)
Foreign currency translation adjustment	(15)	(22)	(28)
Total	$(63)	$52	$(51)

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

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require the Company to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications had no impact on net loss or net stockholders’ equity.

NOTE 3—ACQUISITIONS:

VideoTele.com

On November 7, 2002, the Company acquired VideoTele.com, Inc. (VTC) from Tektronix, Inc. for approximately $7,155, consisting of an aggregate of 3,283 shares of the Company’s common stock valued at $3,612, acquisition related expenses consisting primarily of legal and other professional fees of $320, and a note payable to Tektronix in the amount of $3,223. The results of operations of VTC have been included in the consolidated statement of operations from November 7, 2002. As a result of this acquisition, the Company now offers video content processing systems that optimize the provisioning of digital TV services across telephone company networks.

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
$7,155

The following unaudited pro forma consolidated information gives effect to the acquisition of VTC as if it had occurred on January 1, 2002, by consolidating the results of operations of VTC with the results of operations of the Company for the years ended December 31, 2002. These pro forma results exclude the nonrecurring write-off of in-process research and development of $562 related to the VTC acquisition for the year ended December 31, 2002.

Year Ended
December 31,
2002

Revenue	$21,895
Net loss	$(46,904)
Net loss per share, basic and diluted	$(2.38)

NOTE 4—BALANCE SHEET COMPONENTS:

	December 31,
	2003	2004

Inventories, net:
Finished goods	$4,015	$5,038
Raw materials	391	184
Allowance for excess and obsolete inventory and abandoned product	(225)	(1,228)
	$4,181	$3,994

Property and equipment:
Computers and software	$1,328	$1,811
Test equipment	2,277	3,169
Office equipment	41	56
	3,646	5,036
Less: accumulated depreciation	(1,924)	(3,162)
	$1,722	$1,874

Accrued liabilities:
Professional services	$494	$872
Compensation	652	1,164
Other	370	288
	$1,516	$2,324

Intangibles and other assets:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Amortized intangible assets:
Completed technology and patents	$8,125	$(5,003)	$3,122
Contract backlog	247	(247)	—
Customer list	86	(14)	72
Maintenance contract renewals	50	(12)	38
Trademarks	315	(52)	263
	$8,823	$(5,328)	3,495

Other non-current assets			190
			$3,685

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles

Amortized intangible assets:
Completed technology and patents	$7,922	$(6,460)	$1,462
Contract backlog	247	(247)	—
Customer list	86	(27)	59
Maintenance contract renewals	50	(22)	28
Trademarks	315	(97)	218
	$8,620	$(6,853)	1,767

Other non-current assets			168
			$1,935

The aggregate amortization expense for the years ended December 31, 2002, 2003 and 2004 was $1,304, $1,809 and 1,524, respectively.

Minimum future amortization expense for subsequent years are as follows:

2005	$875
2006	424
2007	363
2008	57
2009	48
$1,767

NOTE 5—INDEBTEDNESS:

Line of Credit

On September 23, 2004, the Company entered into a  revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006.   Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories.   The interest rate on outstanding borrowings is equal to the bank’s prime rate, 5.25% as of December 31, 2004, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. The credit facility is secured by all of the Company’s assets, and contains various covenants. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, available borrowings under this facility were $4,715 as of December 31, 2004. The Company had no outstanding borrowings under this credit facility at December 31, 2004.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. As of December 31, 2003 and 2004, this note payable balance, including accrued interest, was $3,533 and $3,816, respectively.

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

Impairment of intangible assets

During the second quarter of 2003 and first quarter of 2004, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate assets had become impaired. As a result, the Company recorded an impairment charge of $128 in 2003 and $202 in 2004.  There was no such impairment charge in 2002.

Provision for inventory

The Company recorded a provision, within costs of goods sold, for inventory totaling $7,125 in 2002, $225 in 2003 and $1,542 in 2004. These provisions related to the net realizable value of raw materials and reserves for finished goods in excess of what the Company reasonably expected to sell in the foreseeable future, based on the continued decline in the telecommunications market and current economic conditions. The Company sold $1,491 and $539 in 2003 and 2004, respectively of inventory that had been previously reserved for.

NOTE 7—INCOME TAXES:

The components of net deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004

Deferred tax assets:
Net operating loss carryforwards	$75,018	$88,678
Research and development credit	5,051	5,196
Deferred research and development costs	1,762	1,193
Deferred revenue	76	79
Accruals and reserves	16,179	15,981
Acquired intangibles	7,818	7,882
Other	1,755	1,943
Gross deferred tax assets	107,659	120,952
Less: valuation allowance	(107,659)	(120,952)
Net deferred tax assets	$—	$—

Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax assets.

At December 31, 2004, the Company has approximately $245,970 in federal and $99,050 in state net operating loss, or NOL, carryforwards to reduce future taxable income. Of these amounts, $28,053 and $12,058 represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

At December 31, 2004, the Company also has research and experimentation tax credit carryforwards of approximately $3,189 and $2,006 for federal and state income tax purposes, respectively. The NOL and credit carryforwards expire in 2007 to 2024.

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

The Company’s effective tax rate of zero is a result of the tax benefit calculated at the statutory tax rate completely offset by the deferred tax asset valuation allowance.

NOTE 8—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2005 and 2007. In connection with the business combination in 2002, the Company assumed an operating lease that expires in October 2005. In December 2003, the Company entered into a lease agreement for a facility in Pleasanton, California that expires in June 2005.

Minimum future lease payments under operating leases at December 31, 2004 are as follows:

2005	731
2006	52
2007	27
$810

Rent expense for the years ended December 31, 2002, 2003 and 2004 was $2,467, $1,233, and $1,189 respectively.

Purchase commitments

The Company had noncancelable commitments to purchase finished goods inventory totaling $1,009 and $469 in aggregate at December 31, 2003 and 2004, respectively. These purchase commitments represent outstanding purchase orders submitted to the Company’s third party manufacturers for goods to be produced and delivered to the Company in 2004 and 2005.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of December 31, 2004, the Company has not accrued a liability for this matter.

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

Lefkowitz v. D’Auria, et al

On March 19, 2003, Chesky Lefkowitz, a stockholder of the Company, filed a derivative complaint entitled Lefkowitz v. D’Auria, et al., No. RG03087467, in the Superior Court of the State of California, County of Alameda, against certain of the Company’s current and former officers and directors. The complaint alleges causes of action for breach of fiduciary duty, gross negligence, breach of contract, unjust enrichment, and improper insider stock trading based on the same factual allegations contained in the Securities Litigation Action. The complaint seeks unspecified damages against the individual defendants on behalf of the Company, equitable relief, and attorneys’ fees. On May 21, 2003, the Company and the individual defendants filed separate demurrers to the complaint. The Company and the individual defendants reached a settlement of the derivative action in December 2003. The settlement involves the Company’s adoption of certain corporate governance measures and payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel in the amount of $722,000 and an incentive award to the derivative plaintiff in the amount of $3,000. The Company recorded a liability in its December 31, 2003 financial statements for the proposed amount of the settlement. In addition, because the insurance carrier involved in this suit agreed to pay the entire $725,000 settlement amount and, therefore, recovery from the insurance carrier was probable, a receivable was also recorded for the same amount. Accordingly, there was no impact to the statement of operations because the amounts of the settlement and the insurance recovery fully offset each other. The settlement was approved by the Court on January 12, 2004, and, shortly thereafter, the insurance carrier paid the settlement amount to the derivative plaintiff’s counsel. Therefore, in the first quarter of 2004, the $725,000 was removed from the insurance settlement receivable and the legal settlement liability. The settlement includes a release of the Company and the individual defendants.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 9—STOCKHOLDERS’ EQUITY.

Preferred stock

The Company has 5,000 shares of undesignated preferred stock, $0.001 par value, authorized for issuance. The Board of Directors can issue, in one or more series, this preferred stock and fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, redemption rights and terms and certain other rights and preferences with stockholder action. There was no preferred stock issued and outstanding at December 31, 2003 or 2004.

Common stock

In October 2004, the Company completed the sale of 4,600 shares of its common stock at a price of $2.25 per share for gross proceeds of $10,350. Net proceeds from the offering were approximately $8,711.

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

Activity under the 1992, 1998 and 1999 Plans (the “Plans”) are summarized as follows:

			Outstanding Options
	Shares Available For Grant	Options Exercised	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price

Balance, January 1, 2002	648	1,121	2,904	0.11-68.25	21,911	7.54
Options authorized	1,175	—	—	—	—	—
Options granted	(2,371)	—	2,371	0.76-1.81	3,208	1.35
Options exercised	—	11	(11)	0.48-1.45	(12)	1.09
Options terminated	1,104	—	(1,060)	0.11-54.88	(4,799)	4.53
Balance, December 31, 2002	556	1,132	4,204	0.11-68.25	20,308	4.83
Options authorized	375
Options granted	(604)		604	1.25-5.77	1,405	2.33
Options exercised		440	(440)	0.11-3.75	(831)	1.89
Options terminated	719		(719)	1.21-54.88	(1,364)	1.89
Balance, December 31, 2003	1,046	1,572	3,649	$0.11-68.25	$19,518	$5.35
Options authorized	375
Options granted	(969)		969	1.95-6.16	5,003	5.19
Options exercised		226	(226)	0.36-3.75	(324)	1.43
Options terminated	138		(138)	1.21-41.75	(1,439)	10.35
Balance, December 31, 2004	588	1,798	4,254	$0.11-68.25	$22,758	$5.35

The Company uses the Black-Scholes option pricing model to value options granted to consultants. The total estimated fair value of these grants during the periods presented was not significant and was expensed over the applicable vesting periods. No options were granted to consultants during 2003 or 2004.

At December 31, 2002, 2003, and 2004 vested options to purchase 2,014, 2,432 and 3,126 shares of common stock, respectively were unexercised. The weighted average exercise price of these options was $8.29, $8.29, and $7.10 per share for 2002, 2003, and 2004 respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.52-1.09	151	6.79	$0.85	146	$0.86
1.21-1.21	491	7.85	1.21	438	1.21
1.25-1.43	441	7.90	1.40	313	1.41
1.45-1.47	355	7.49	1.46	288	1.46
1.49-1.49	500	6.48	1.49	495	1.49
1.55-2.15	516	7.67	2.00	398	2.00
2.19-4.47	473	6.85	3.48	356	3.56
4.60-5.01	434	9.17	4.98	120	4.98
5.07-5.88	436	9.09	5.85	117	5.87
6.16-68.25	457	5.16	36.33	455	36.49
	4,254			3,126

Employee stock purchase plan

The Company’s 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”) was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998. Under the 1998 Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 15% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first or last trading day on or after May 1 and November 1 and ending on the last trading day of the period six (6) months later. In 1998, the Company reserved 250 shares of common stock for issuance under the 1998 Purchase Plan. In 2001, the Company allocated an additional 250 shares of common stock, increasing the number of shares reserved for issuance under the 1998 Purchase Plan to 500 of which 345 have been issued, leaving 155 for future issuances under the 1998 Purchase Plan as of December 31, 2004. The 1998 Purchase Plan is subject to annual increases, subject to certain limitations.

401(k) plan

In April 1995, the Company adopted the Tut Systems’ Inc. 401(k) Plan (the “401(k) Plan”) covering all eligible employees. Through December 31, 2001, contributions were limited to 15% of each employee’s annual compensation, and further limited by IRS annual contribution limitations. Effective January 1, 2002, contributions are allowed up to 100% of each employee’s annual compensation, but are still limited by IRS annual contribution limitations, depending on the age of the eligible employee. Contributions to the 401(k) Plan by the Company are discretionary. The Company did not make any contributions for the years ended December 31, 2002, 2003, and 2004.

NOTE 11—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue relating to the broadband transport and service management products was $8,245, $8,263 and $6,962 for the years ended December 31, 2002, 2003 and 2004, respectively. Revenue related to video processing systems was $1,126, $23,929 and $18,030 for the years ended December 31, 2002, 2003 and 2004, respectively. Revenues are attributed to the following countries based on the location of customers:

	Years Ended December 31,
	2002	2003	2004

United States	$5,345	$26,263	$19,167
International:
Canada	402	2,479	1,708
China	17	1,124	1,699
Ireland	405	558	1,275
Japan	1,340	393	5
All other countries	1,862	1,375	1,138
	$9,371	$32,192	$24,992

One customer, Ingram Micro, accounted for 11% of the Company’s revenue for the year ended December 31, 2002. No individual customer accounted for greater than 10% of the Company’s revenue for the years ended December 31, 2003 and 2004.

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

Long-lived Assets

The Company has long-lived assets, which consist of property and equipment, intangibles, and other assets. Long-lived assets are located in the following countries:

	December 31,
	2003	2004

United States	$3,654	$3,023
United Kingdom	1,753	786
	$5,407	$3,809

NOTE 12—PRODUCT WARRANTY

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failure as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. Warranty costs for the years ended December 31, 2002, 2003 and 2004 were immaterial to the overall financial statements.

NOTE 13 – SUBSEQUENT EVENT

In order to provide additional financial resources, the Company entered into an Agreement and Plan of Merger with CoSine Communications, Inc., or CoSine on January 7, 2005. The proposed merger will be a stock-for-stock transaction valued at approximately $24,100.  Upon closing, the Company will issue approximately 6.0 million shares of its common stock to the shareholders of CoSine.  The transaction is expected to result in net cash to Tut Systems of approximately $22,750 million, and is expected to close as soon as practicable following approval by the stockholders of both companies.  The Company is acquiring CoSine primarily to provide additional financial resources.  Tut Systems will honor CoSine’s existing customers’ support agreements, but does not expect to offer its products for sale to new customers. Tut Systems will not have any additional employees or facilities as a result of the transaction.

The transaction is conditioned upon approval of the merger by the holders of a majority of the shares of CoSine common stock, and approval of the issuance of additional shares of common stock by the holders of a majority of the shares of Tut Systems common stock, as well as other customary closing conditions.

SUPPLEMENTARY DATA

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2004. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Quarter Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
	(unaudited)

Total revenues	$6,601	$7,865	$8,522	$9,204	$6,177	$5,123	$6,672	$7,020
Gross profit (loss)	3,342	3,850	4,771	4,583	1,048	1,676	2,570	2,718
Net loss	(2,231)	(2,025)	(742)	(519)	(4,450)	(3,635)	(2,743)	(2,632)
Net loss per share, basic and diluted	$(0.11)	$(0.10)	$(0.04)	$(0.03)	$(0.22)	$(0.18)	$(0.13)	$(0.11)
Shares used in computing net loss per share, basic and diluted	19,801	19,894	20,040	20,202	20,297	20,396	20,453	24,499

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Fiscal Year 2003

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. This evaluation included various steps that our Chief Executive Officer and Chief Financial Officer undertook in an effort to ensure that our disclosure controls and procedures were designed to ensure that information required to be disclosed in our SEC reports was recorded, processed, summarized and reported within the time periods specified by the SEC and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements.

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

While these material weaknesses had an immaterial effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures needed improvement and were not effective. Despite those deficiencies in our disclosure controls, management believed that there were no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances under which they were made in the Form 10-K for our fiscal year ended December 31, 2003.

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

Since December 31, 2002, we continued to review our disclosure controls and procedures and internal controls periodically in connection with our Form 10-Q filings. Throughout 2003, our CEO and CFO continued to believe that our disclosure controls and procedures and internal controls allowed us to provide all material and necessary disclosure in a timely manner, as required by the Exchange Act and the applicable rules thereunder.

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

In addition to identifying the above internal control weaknesses relating to inventory and the accounts payable process, we also tested our other internal controls to determine whether there were other such material weaknesses aside from the inventory and accounts payable weaknesses mentioned above that affected our financial statements for the fiscal year ended December 31, 2003. In particular, we tested our other internal controls by reviewing processes, analytical reviews and substantive testing that included other third-party confirmations and by reviewing activity subsequent to year-end 2003. Based on these tests, we did not identify any other material weaknesses in internal controls. Therefore, our CEO and CFO believed at the time of the filing of the Form 10-K for our fiscal year ended December 31, 2003 on February 2, 2004 that they had reasonable grounds to conclude that the weaknesses in internal controls related solely to those items mentioned above and resulted in an immaterial charge of approximately $34,000.

Based on their review of our internal controls as described above, our CEO and CFO also assessed our disclosure controls and procedures for the fiscal year ended December 31, 2003. Our CEO and CFO believed at the time of the filing of the Form 10-K for our fiscal year ended December 31, 2003 that they had reasonable grounds to conclude that, other than the inventory and accounts payable weaknesses that PricewaterhouseCoopers had identified, there were no other material weaknesses in our disclosure controls and procedures and that the information required to be reported in the Form 10-K was recorded, processed, summarized and reported within the time periods specified by the applicable Exchange Act rules.

In order to ensure that we have eliminated the two weaknesses in our internal controls for purposes of future reporting, we undertook significant efforts to improve our processes and procedures as they relate to inventory reporting and accounts payable reconciliation. The audit committee has taken an active role in these efforts, including overseeing management’s implementation of corrective measures. With respect to inventory management, we now perform physical inventory counts at least once at the end of each quarter. We have implemented improved inventory systems and accounting controls and have hired an additional full-time staff accountant to account for and control our inventory accounting, given our operations manager company-wide responsibility for inventory management, have expanded our inventory receiving process to include remote locations, as appropriate, and now reconcile inventory to each customer order and have reiterated to key operations and accounting personnel the importance of proper inventory management and control. Regarding accounts payable reconciliation, we now confirm our key accounts payable balances with our vendors and reconcile the confirmations to our accounting records on a quarterly basis.

Evaluation of Fiscal Year 2004

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the fourth quarter of fiscal year 2004 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

With respect to Section 16(a) compliance, the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 10.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements
Supplementary Data

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

Date: February 3, 2005

TUT SYSTEMS, INC.

/s/ Salvatore D’Auria
Salvatore D’Auria President and Chief Executive Officer
By:	(Principal Executive Officer)

/s/ Randall K. Gausman
Randall K. Gausman Vice President, Finance and Chief Financial Officer
By:	(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salvatore D’Auria and Randall K. Gausman, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Salvatore D’Auria	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 3, 2005
Salvatore D’Auria

/s/ Randall K. Gausman	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 3, 2005
Randall K. Gausman

/s/ Neal Douglas	Director	February 3, 2005
Neal Douglas

/s/ Clifford H. Higgerson	Director	February 3, 2005
Clifford H. Higgerson

/s/ George M. Middlemas	Director	February 3, 2005
George M. Middlemas

/s/ Roger H. Moore	Director	February 3, 2005
Roger H. Moore

TUT SYSTEMS, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses		Write-offs		Reclasses from Other Accounts		Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2002	6,908	(2,277	)(1)	(5,821)		1,200	(4)	10
Year ended December 31, 2003	10	37		—		—		47
Year ended December 31, 2004	47	106		(14)		—		139
Allowance for doubtful notes receivable:
Year ended December 31, 2002	3,820	89	(2)	(3,909	)(3)	—		—
Year ended December 31, 2003	—	—		—		—		—
Year ended December 31, 2004	—	—		—		—		—
Valuation allowance for deferred tax assets:
Year ended December 31, 2002	86,627	18,428		—		—		105,055
Year ended December 31, 2003	105,055	2,604		—		—		107,659
Year ended December 31, 2004	107,659	13,293		—		—		120,952
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2002	53,332	7,125		(22,739)		—		37,718
Year ended December 31, 2003	37,718	(1,266	)(5)	(36,227)		—		225
Year ended December 31, 2004	225	1,003	(6)	—		—		1,228

(1)                                  During 2002, the Company recovered $2,277 of bad debt.

(2)                                  During 2002, the Company recorded a note receivable from ProVision, a former customer, which was fully reserved.

(3)                                  During 2002, the Company wrote off in full, the notes receivable with two of the Company’s former customers, CAIS and ProVision.

(4)                                  During 2002, the Company settled a bankruptcy preference item totaling $1,500 for $300, the remaining accrual was recorded as bad debt recovery.

(5)                                  During 2003, the Company sold $1,491 of inventory that had previously been reserved for and increased the allowance for excess and obsolete inventory and abandoned product by $225.

(6)                                  During 2004, the Company sold $539 of inventory that had previously been reserved for and increased the allowance for excess and obsolete inventory and abandoned product by $1,542.

INDEX TO EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement between the Company, Needham & Company, Inc. and Merriman Curhan Ford & Co., dated October 7, 2004 (10)
2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(8)
3.1	Second Amended and Restated Certificate of Incorporation of the Company.(11)
3.2	Bylaws of the Company, as currently in effect.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)
10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)
10.3*	1998 Employee Stock Purchase Plan, as amended.(2)
10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)
10.5	American Capital Marketing, Inc. 401(k) Plan.(1)
10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)
10.7	Agreement and General Release between the Company and And Yet, Inc. dated July 31, 1998.(1)
10.8

Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)
10.10	Extension Agreement among the Company, And Yet, Inc. and Marty Graham dated December 21, 1998.(1)
10.11	Commercial Office Lease between Las Positas LLC and the Company, dated March 8, 2000.(4)
10.12*	Executive Retention and Change of Control Plan.(6)
10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)
10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)
10.15*	1999 Non-Statutory Stock Option Plan.(7)
10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)
10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(9)
10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)
10.19	Loan and Security Agreement (11)
11.1	Calculation of earnings per share (contained in Note 2 of Notes to Consolidated Financial Statements).
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)                            Incorporated by reference to our Current Report on Form 8-K dated October 8, 2004.

(11)                            Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

*                                         Indicates management contracts or compensatory plans and arrangements.