Form 10-K/A
period 2004-12-31
TUT SYSTEMS INC
filed 2005-05-02
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $47,697,332 as of June 30, 2004 based on the closing price of the common stock as reported on The Nasdaq National Market for June 30, 2004. There were 25,181,610 shares of the Registrant’s common stock issued and outstanding on February 1, 2005.

EXPLANATORY NOTE

The undersigned registrant hereby amends and restates in its entirety, its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"). Specifically Part III and the third paragraph of Note 13 of the Notes to the Consolidated Financial Statements of this Annual Report.  Other than the third paragraph of Note 13, this Amendment does not reflect events that have occurred after the February 3, 2005 filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its quarterly reports filed on Form 10-Q. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

TUT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. These risks and uncertainties include those set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements contained in this annual report include, but are not limited to statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between now and 2007, (3) our intention to expand and further specialize our video trunking products for surveillance and broadcast TV backhaul applications, (4) our anticipation that we will introduce products to support new technologies, (5) our belief that our cash and cash equivalents as of December 31, 2004 are sufficient to fund our operating activities and capital expenditures for at least the next twelve months, (6) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue, (7) our belief that the market for digital video processing systems will expand, (8) our belief that lower encoding rates of new technologies will extend the reach of video services and enable delivery of HDTV over copper networks, (9) our intention to strengthen our direct sales force, (10) our anticipation that first commercial availability of advanced MPEG capabilities for our Astria product family will occur in the first half of 2005, (11) our belief that our products can serve the market for digital video and high-speed data access products outside the United States, (12) our belief that our facilities will be adequate to meet our requirements for the foreseeable future, (13) our belief that our total liability to settle the Whalen v. Tut Systems, Inc. et. al litigation will not exceed $3.5 million, (14) our belief that demand for (and sales of) our products will increase, (15) our expectation that our research and development expenses will increase in proportion to our revenue, (16) our expectation that our sales and marketing expenses will increase in proportion to our revenue, (17) our expectation that capital expenditures in 2005 will equal those in 2004 and will be funded from operations, (18) our expectation that our aggregate foreseeable future contractual obligations is no more than $5.1 million, and (19) our expectation that the amount of cash used to fund our operations will decrease in 2005.

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

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
February 2, 2005, except as to the third paragraph of Note 13 as to which the date is February 11, 2005

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2004, the Company incurred a net loss of $13,460 and negative cash flows from operating activities of $9,739, and has an accumulated deficit of $295,513 at December 31, 2004. Management believes that its cash and cash equivalents and availability under the credit facility as of December 31, 2004, are sufficient to fund operating activities and capital expenditure needs for at least the next twelve months. In future periods, the Company generally anticipates that working capital will begin to increase as a result of several factors, including the expectation that revenue will increase and its net loss will decrease in 2005 as compared to 2004. Accordingly, the Company expects the amount of cash used to fund our operations to decrease in 2005.  However, in the event that the Company does not meet its revenue and earnings expectations, the Company may require additional cash to fund operations. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.  See note 13 for further details on the Plan of Merger with CoSine Communications and Copper Mountain Networks.

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

Activity under the 1992, 1998 and 1999 Plans (the “Plans”) are summarized as follows:

			Outstanding Options
	Shares Available For Grant	Options Exercised	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price

Balance, January 1, 2002	648	1,121	2,904	0.11-68.25	21,911	7.54
Options authorized	1,175	—	—	—	—	—
Options granted	(2,371)	—	2,371	0.76-1.81	3,208	1.35
Options exercised	—	11	(11)	0.48-1.45	(12)	1.09
Options terminated	1,104	—	(1,060)	0.11-54.88	(4,799)	4.53
Balance, December 31, 2002	556	1,132	4,204	0.11-68.25	20,308	4.83
Options authorized	375
Options granted	(604)		604	1.25-5.77	1,405	2.33
Options exercised		440	(440)	0.11-3.75	(831)	1.89
Options terminated	719		(719)	1.21-54.88	(1,364)	1.89
Balance, December 31, 2003	1,046	1,572	3,649	$0.11-68.25	$19,518	$5.35
Options authorized	375
Options granted	(969)		969	1.95-6.16	5,003	5.19
Options exercised		226	(226)	0.36-3.75	(324)	1.43
Options terminated	138		(138)	1.21-41.75	(1,439)	10.35
Balance, December 31, 2004	590	1,798	4,254	$0.11-68.25	$22,758	$5.35

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

NOTE 13 – SUBSEQUENT EVENT

                On January 7, 2005, the Company entered into an Agreement and Plan of Merger with CoSine Communications, Inc. ("CoSine"). The proposed merger will be a stock-for-stock transaction valued at approximately $24.1 million. Upon closing, the Company will issue approximately 6.0 million shares of its common stock to the shareholders of CoSine. The transaction is expected to result in net cash to the Company of approximately $22.75 million, and is expected to close during the second quarter of 2005. The Company is acquiring CoSine primarily to provide additional financial resources. The Company will honor CoSine's existing customers' support agreements, but does not expect to offer its products for sale to new customers. The Company will not have any additional employees or facilities as a result of the transaction.

                The Agreement and Plan of Merger is conditioned upon approval of the merger by the holders of a majority of the shares of CoSine common stock, and approval of the issuance of additional shares of common stock by the holders of a majority of the shares of the Company's common stock, as well as other customary closing conditions.

                On February 11, 2005 the Company entered into an Agreement and Plan of Merger and Reorganization with Copper Mountain Networks, Inc. ("Copper Mountain"). The proposed merger will be a stock-for-stock transaction valued at approximately $10 million. Upon closing the Copper Mountain transaction, the Company will issue approximately 2.5 million shares of its common stock to the stockholders of Copper Mountain. The Copper Mountain transaction is conditioned upon the approval of the merger by a majority of the shares of Copper Mountain common stock, and other customary closing conditions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors is currently comprised of five directors who are divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified or until his or her earlier death or resignation. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.  There are no family relationships among any of of directors and executive officers

Name	Age	Position with the Company	Director Since
Class I Director
Clifford H. Higgerson	65	Director	1993

Class II Directors
Neal Douglas	46	Director	1997
George Middlemas	58	Director	1995

Class III Director nominees
Salvatore D’Auria	49	Chairman of the Board, President and Chief Executive Officer	1994
Roger H. Moore	63	Director	1997

Class I Director With Term Expiring In 2008

Clifford Higgerson has served as one of our directors since July 1993. Since July 1987, Mr. Higgerson has been a partner of Com Ventures, a venture capital firm specializing in the communications industry, and since September 1991, he has been a partner of Vanguard Venture Partners, a venture capital firm. He has also served as a Managing Partner and Director of Research for Hambrecht & Quist, and as a special limited partner and Director of the Communications Group for L.F. Rothschild, Unterberg, Towbin. Mr. Higgerson earned his B.S. in Electrical Engineering from the University of Illinois and an M.B.A. in Finance from the University of California at Berkeley.

Class II Directors With Terms Expiring In 2006

Neal Douglas has served as one of our directors since December 1997. From December 1999 to October 2003, he served as the Managing General Partner of Spectrum Equity Investors, L.P., a venture capital firm investing exclusively in the communications industry. Mr. Douglas was a co-founder of AT&T Ventures, the venture capital affiliate of AT&T Corporation, and has served as a General Partner since January 1993. From May 1989 to January 1993, Mr. Douglas was a partner of New Enterprise Associates, a venture capital firm. Prior to this, he was an investment professional with Crosspoint Venture Partners and was a member of the technical staff at Bell Laboratories. Mr. Douglas holds a B.S. in Electrical Engineering from Cornell University, an M.S. in Electrical Engineering from Stanford University, and an M.B.A. from the University of California at Los Angeles.

George Middlemas has served as one of our directors since March 1995. Mr. Middlemas has been managing General Partner of Apex Venture Partners, a venture capital firm, since 1991. Prior to that time, Mr. Middlemas served as Vice President and Principal with Inco Venture Capital Management and as a Vice President and member of the investment committee of Citicorp Venture Capital. Mr. Middlemas also serves as a member of the Board of Directors of Pure Cycle Corporation, a water and water recycling technology company. Mr. Middlemas holds a B.A. in History and Political Science from The Pennsylvania State University, an M.B.A. from Harvard University, and an M.A. in Political Science from the University of Pittsburgh.

Class III Directors With Terms Expiring In 2007

Salvatore D’Auria has served as our President, Chief Executive Officer and one of our directors since August 1994. Since January 2000, Mr. D’Auria has served as Chairman of our Board of Directors. He served as our Chief Operating Officer from May 1994 to August 1994. From August 1993 to May 1994, Mr. D’Auria performed various consulting services for networking software companies. Mr. D’Auria joined Central Point Software in October 1989 as Director of Product Marketing and was appointed as Vice President of Marketing in April 1990, and held various Vice President positions until August 1993. From 1980 to 1989, Mr. D’Auria served in various marketing and management positions at Hewlett Packard. Mr. D’Auria holds a B.S. in Physics from Clarkson University.

Roger Moore has served as one of our directors since March 1997. From October 1998 to December 2001, Mr. Moore served as President and Chief Executive Officer of Illuminet Holdings, Inc., a provider of network, database and billing services to the communications industry. Mr. Moore retired effective December 31, 2001. Mr. Moore also served as a director of Illuminet Holdings from July 1998 to December 2001. From January 1996 to August 1998, Mr. Moore served as President and Chief Executive Officer of Illuminet. From September 1998 to October 1998, Mr. Moore served as President, Chief Executive Officer and a director of VINA Technologies, Inc., a telecommunications equipment company. Mr. Moore has served as a director of Western Digital Corporation since 2000 and as a director of Verisign, Inc. since February 2002. Mr. Moore holds a B.S. in General Science from Virginia Polytechnic Institute and State University.

There are no family relationships among any of the Company’s directors or executive officers.

Board of Directors and Committees

Our Board of Directors held a total of nine meetings during 2004. No director attended fewer than 75% of the meetings of our Board of Directors. No director attended fewer than 75% of the meetings of committees, if any, upon which such director served. Certain matters approved by our Board of Directors were approved by unanimous written consent. All directors, other than Mr. D’Auria, are independent for purposes of the Nasdaq listing standards.

The Audit Committee of our Board of Directors currently is composed of Neal Douglas, Clifford H. Higgerson and Roger Moore. Our Audit Committee is responsible for overseeing the services provided by the Company’s independent registered public accounting firm, and reviews our annual audit and meets with our independent auditors to review our internal accounting procedures and financial management practices. Our Audit Committee held a total of ten meetings during 2004. The Board of Directors has determined that Cliff Higgerson is an audit committee financial expert as defined under applicable SEC rules. Each of the members of the Audit Committee is independent for purposes of Nasdaq listing standards.

The Compensation Committee of our Board of Directors currently is composed of Neal Douglas and Roger Moore. Our Compensation Committee makes recommendations concerning salaries, stock options, incentives and other forms of compensation for our directors, officers and other employees, subject to ratification by our full Board of Directors. Our Compensation Committee is also empowered to administer our various stock plans. Our Compensation Committee held one meeting during 2004. Each of the members of the Compensation Committee is independent for purposes of Nasdaq listing standards.

The Governance and Nominating Committee of our Board of Directors currently is composed of Neal Douglas and Roger Moore. Our Governance and Nominating Committee reviews and makes recommendations to the Board of Directors regarding matters concerning corporate governance, reviews the composition and evaluates the performance of the Board of Directors and related committees, selects, or recommends director nominees for the Board of Directors and related committees, and evaluates director compensation. Our Governance and Nominating Committee held one meeting during 2004. Each of the members of the Governance and Nominating Committee is independent for purposes of the Nasdaq listing standards.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive Officers, Principal Financial Officers and Principal Accounting Officers, which, in addition to our Audit Committee charter and Governance and Nominating Committee charter, is available on our website at www.tutsystems.com.

Director Nominations

The Governance and Nominating Committee will consider recommendations for candidates to the Board of Directors from stockholders holding no less than 1,000 shares of the Company’s common stock (as may be adjusted from time to time based on stock splits, stock combinations and the like) continuously for at least twelve months prior to the date of the submission of the recommendation. A stockholder that desires to recommend a candidate for election to the Board of Directors must direct the recommendation in written correspondence by letter to Tut Systems, Inc., attention Chief Financial Officer, at the Company’s offices at 6000 SW Meadows Rd., Suite 200, Lake Oswego, Oregon 97035. Such written letter must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between the candidate and the Company within the last three years, evidence of the required ownership of Company stock by the recommending stockholder, a statement from the recommending stockholder in support of the candidate, personal references of the nominee and a written indication by the candidate of her/his willingness to serve, if elected. The Governance and Nominating Committee does not believe that there are specific, minimum qualifications that must be met by a candidate for the Board of Directors or that there are specific qualities or skills that are necessary for one or more of the members of the Board of Directors to possess. In order to identify and evaluate nominees for director, including nominees recommended by security holders, the Governance and Nominating Committee regularly reviews the current composition and size of the Board of Directors, reviews qualifications of nominees, evaluates the performance of the Board of Directors as a whole, evaluates the performance and qualifications of individual members of the Board of Directors eligible for re-election at the annual meeting of stockholders, considers the need of the Board of Directors and its respective committees, considers such factors as issues of character, judgment, independence, age, expertise, diversity of experience, length of service, other commitments and potential conflicts of interest and considers such other factors as the Governance and Nominating Committee may deem appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.

The following table sets forth the compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers for services to us in all capacities during each of the years ended December 31, 2004, 2003, and 2002:

Summary Compensation Table

							Long-Term
							Compensation Awards
							Securities
	Annual Compensation						Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Other(1)		Options	Compensation
Salvatore D’Auria	2004	$325,000		$100,000	$123,339	(2)	200,000	$—
President and Chief Executive Officer	2003	325,000		—	—		150,000	$—
	2002	333,750		101,250	—		130,000	—

Randall Gausman(3)	2004	200,000		30,000	—		50,000	—
Vice President, Finance and	2003	137,617		—	—		170,000	—
Administration, Chief Financial Officer and Secretary

Mark Carpenter(4)	2004	185,000		20,000	—		10,000	37,500	(5)
Vice President of Partner Development	2003	185,000		—	—		—	37,500	(5)
	2002	189,981		18,750	—		90,000	37,500	(5)

Robert Noonan(6)	2004	231,507	(7)	20,000	—		75,000
Vice President, Global Sales	2003	201,514	(7)	—	—		20,000	—
	2002	26,400	(7)	—	—		150,000	—

Craig Bender	2004	160,000		20,000	—		50,000	—
Vice President of Marketing and	2003	141,243		10,000	—		50,000	—
Corporate Development	2002	138,624		6,344	—		45,000	—

(1)   Other annual compensation in the form of perquisite and other personal benefits, securities or property has been omitted in those cases where the aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total of annual salary and bonus for the executive officer.

(2)   Consists of relocation costs of $123,339 paid to Mr. D’Auria during 2004.

(3)   Mr. Gausman joined our Company on April 30, 2003.

(4)   Mr. Carpenter resigned on February 28, 2005.

(5)   On April 28, 2000, we entered into a loan agreement and secured promissory note with Mr. Carpenter in the amount of $150,000 to be used toward the purchase of Mr. Carpenter’s principal residence. This loan bears no interest and is forgiven at a rate of 25% on April 28, 2001, the first year anniversary date, and 25% on each subsequent yearly anniversary date through April 28, 2004. This loan forgiveness is contingent upon Mr. Carpenter’s continued employment. The outstanding principal on the loan is due on April 28, 2004. Pursuant to the terms of this loan agreement, we forgave $37,500 of this loan on April 28, 2004, April 28, 2003, April 28, 2002 and April 28, 2001.

(6)   Mr. Noonan joined our Company on November 7, 2002 with the acquisition of VideoTele.com.

(7)   Consists of commissions of $71,507 paid to Mr. Noonan during 2004, commissions of $41,514 paid during 2003 and commissions of $2,092 paid during 2002.

Stock Option Information.

The following table sets forth certain information for the year ended December 31, 2004 with respect to each grant of stock options to our Chief Executive Officer and our four other most highly compensated executive officers:

Option Grants During the Year Ended December 31, 2004

	Individual Grants					Potential Realizable
	Number of Securities Underlying Options		Percent of Total Options Granted to Employees in	Exercise Price	Expiration	Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
Name	Granted		2004(3)	Per Share(4)	Date	5%	10%
Salvatore D’ Auria	200,000	(2)	20.7%	$5.88	2/5/2014	$739,580	$1,874,241
Randall Gausman	50,000	(2)	5.2	5.88	2/5/2014	184,895	468,560
Mark Carpenter	10,000	(2)	1.0	5.88	2/5/2014	36,979	93,712
Robert Noonan	75,000	(2)	7.8	5.88	2/5/2014	277,342	702,840
Craig Bender	50,000	(2)	5.2	5.88	2/5/2014	184,895	468,560

(1)   In accordance with the rules of the Securities and Exchange Commission, shown are the gains or “options spreads” that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future prices of our common stock.

(2)   The options vest as to 1/48th of the total number of shares subject to the option each month following the date of grant.

(3)   In 2004 the Company granted employees options to purchase an aggregate of 964,000 shares of our common stock. This total does not include options granted to non-employees of the Company, such as directors and consultants.

(4)   The exercise price per share of each option was equal to the fair value of our common stock based on the closing price per share of our common stock as quoted on the Nasdaq National Market on the trading day immediately prior to the date of grant.

Aggregate Option Exercises and Option Values.

The following table sets forth information with respect to our Chief Executive Officer and our four other most highly compensated executive officers concerning option exercises for the fiscal year ended December 31, 2004 and exercisable and unexercisable options held as of December 31, 2004:

	Number of		Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		options		in-the-money options
	on	Value Realized	December 31, 2004		December 31, 2004 (1)
Name	Exercise		Exercisable	Unexercisable	Exercisable	Unexercisable
Salvatore D’ Auria	36,409	$64,515	1,043,179	203,821	$1,907,595	$151,305
Randall Gausman	—	—	118,333	111,667	203,657	142,043
Mark Carpenter	—	—	243,054	21,946	224,623	32,577
Robert Noonan	—	—	142,499	102,501	316,132	124,168
Craig Bender	—	—	105,306	76,044	158,109	48,085

(1)   The fair market value of our common stock based on the closing price of our common stock as quoted on The Nasdaq National Market on December 31, 2004 was $4.02 per share.

EQUITY COMPENSATION PLAN SUMMARY

Plan	Number of securities to be issued upon exercise of outstanding options as of December 31, 2004	Weighted average exercise price of outstanding options	Numbers of securities remaining available for future issuance under equity compensation plans as of December 31, 2004
Equity compensation plans approved by stockholders(1)	2,512,651	$5.95	572,078
Equity compensation plans not approved by stockholders(2)	1,741,178	$6.71	391,150
Totals	4,253,829		963,228

(1)   Includes the 1992 Stock Plan (outstanding options to purchase 94,196 shares with a weighted average exercise per share of $2.39) and the 1998 Stock Plan (options to purchase 2,418,455 shares with a weighted average exercise per share of $6.08).

(2)   Includes the 1999 Nonstatutory Stock Option Plan (outstanding options to purchase 1,666,178 shares with a weighted average exercise per share of $4.70) and a non-qualified stock option grant (to purchase 75,000 shares at $51.25 per share). In December 1999, the Board of Directors adopted the 1999 Nonstatutory Stock Option Plan under which the Company currently may grant nonstatutory stock options and stock purchase rights to employees and consultants, but not to officers and directors of the Company.

Director Compensation

On April 21, 2005, our outside directors each received an option to purchase 15,000 shares of our common stock in lieu of cash fees for attending meetings of our Board of Directors or any committee of our Board of Directors in the fiscal year ended 2004. These options vest ratably over a twelve month period which began on May 19, 2004. Our outside directors are reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings of our Board of Directors or any committee of our Board of Directors. In the event a director is removed from the Board of Directors within twelve months of a change of control of the Company for reasons other than cause, all remaining unvested options held by that director become fully vested. Our directors also are eligible to receive additional discretionary option grants pursuant to our 1998 Stock Plan, and our employee directors are also eligible to receive additional discretionary option grants pursuant to our 1998 Employee Stock Purchase Plan.

Communications with the Board of Directors

The Company does not have formal procedures for stockholder communication with the Board of Directors. Any matter intended for the Board of Directors, or for any individual member or members of the Board of Directors, should be directed to the Company’s corporate secretary at 6000 SW Meadows Rd, Suite 200, Lake Oswego, Oregon 97035, with a request to forward the same to the intended recipient. In general, all stockholder communication delivered to the Company’s corporate secretary for forwarding to the Board of Directors or specified Board of Directors or a specified member thereof will be forwarded in accordance with the stockholder’s instructions. However, the corporate secretary reserves the right to not forward any abusive, threatening or otherwise inappropriate materials.

The Company encourages all incumbent directors and nominees for election as director to attend the Annual Meeting. None of our directors, other than Mr. D’Auria, attended the Annual Meeting in May 2004.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee of our Board of Directors are Messrs. Douglas and Moore. None of the members of our Compensation Committee is currently or has been, at any time since our formation as a company, one of our officers or employees. During 2004, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as one of our directors.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                The following is the report of the Compensation Committee with respect to the Company's fiscal year ended December 31, 2004.

                The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company as well as the compensation plans and recommends to the Board of Directors specific compensation levels for executive officers and non employee directors. It also administers the Company's employee stock benefit plan for executive officers. The Compensation Committee is currently composed of independent, non-employee directors who, except as disclosed under "Compensation Committee Interlocks and Insider Participation," have no interlocking relationships as defined by the Securities and Exchange Commission. Each member of the Committee meets the independence requirements specified by the listing standards of National Association of Securities Dealers, Inc and Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Tax Code"). The Chair reports the Compensation Committee's actions to the full Board following each committee meeting. The Compensation Committee held one meeting during 2004 and all members of the Compensation Committee attended of such meeting.

                The Compensation Committee's guiding principle is to assure the Company's compensation and benefits policies attract and retain key employees necessary to support the Company's growth and success, both operationally and strategically. The Compensation Committee believes that the compensation of the executive officers, including that of the Chief Executive Officer (collectively the "Executive Officers"), should be influenced by the Company's performance. The Compensation Committee establishes the salaries and bonuses of all of the Executive Officers by considering (i) the Company's financial performance for the past year, (ii) the achievement of certain objectives related to the particular Executive Officer's area of responsibility, (iii) the salaries and bonuses of executive officers in similar positions of comparably sized companies and (iv) the relationship between revenue and executive officer compensation. The Compensation Committee believes that the Company's executive officer salaries and bonuses in 2004 were comparable in the industry for similarly sized businesses.

                In addition to salary and bonus, the Compensation Committee, from time to time, makes recommendations to the Board of Directors regarding granting options to Executive Officers. The Compensation Committee thus views option grants as an important component of its long-term, performance based compensation philosophy. Since the value of an option bears a direct relationship to the Company's stock price, the Compensation Committee believes that options motivate Executive Officers to manage the Company in a manner, which will also benefit stockholders. As such, options are granted at the current market price. One of the principal factors considered in granting options to an Executive Officer is the Executive Officer's ability to influence the Company's long-term growth and profitability.

                Salvatore D'Auria has served as President and Chief Executive Officer since his appointment by the Board of Directors in August 1994. In determining Mr. D'Auria's base salary, bonus and long-term performance based compensation for 2004, the Compensation Committee considered both the Company's performance and Mr. D'Auria's individual performance using the same criteria described previously for determining executive compensation, as well as other individual considerations such as leadership, ethics and corporate governance. In analyzing the Company's performance, the Compensation Committee noted the growing visibility the Company recognized from potential first tier U.S. telco customers as well as the increase in the number of major digital TV headend and remote headend winds during 2004. On February 4, 2004, Mr. D'Auria was awarded 200,000 stock options. His base salary for 2004 has been set at $325,000 per annum. The Compensation Committee believes that Mr. D'Auria's compensation is appropriate given the Company's performance in 2004.

Submitted by the Compensation

Committee of the Board of Directors

Neal Douglas, Roger H. Moore

THE FOREGOING COMPENSATION COMMITTEE REPORT SHALL NOT BE DEEMED TO BE "SOLICITING MATERIAL" OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

PERFORMANCE GRAPH

                The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total return of the Nasdaq Stock Market Index-U.S. and the Electronics Component Index. The graph assumes that $100 was invested on December 31, 1999, in each of our common stock, the Nasdaq Stock Market Index-U.S. and the Electronics Component Index, including reinvestment of dividends. No dividends have been declared or paid on our common stock. Historic stock price performance is not necessarily indicative of future stock price performance.

Total Return Analysis	12/31/99	12/29/00	12/31/01	12/31/02	12/31/03	12/31/2004
Tut Systems	$100.00	$15.39	$4.33	$2.35	$12.01	$7.50
Electronic Components Index	$100.00	$82.18	$56.15	$30.06	$57.85	$45.76
Nasdaq Composite Index	$100.00	$60.71	$47.93	$32.82	$49.23	$53.46

THE INFORMATION CONTAINED IN THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE "SOLICITING MATERIAL" OR TO BE FILED WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of Tut Systems common stock as of April 21, 2005.

Except as otherwise noted, the address of each person listed in the table is c/o Tut Systems, Inc., 6000 SW Meadows Drive, Suite 200, Lake Oswego, Oregon, 97035. Beneficial ownership is determined in accordance with SEC rules and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 25,194,894 shares of common stock outstanding as of April 21, 2005, together with all shares of common stock subject to options exercisable within 60 days following April 21, 2005 for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

	Common Shares		Options Exercisable Within	Shares Beneficially Owned(1)
	Owned		60 Days	Number		Percent
Kopp Investment Advisors, Inc.	6,985,988	(2)	—	6,985,988	(2)	27.7%
Tektronix, Inc.(3)	2,283,597		—	2,283,597		9.1%
Salvatore D’Auria	75,586		1,106,721	1,182,307		4.7%
Neal Douglas	—		57,000	57,000		*
Clifford Higgerson	29,761		57,000	86,761		*
George Middlemas	26,985		57,000	83,985		*
Roger Moore	1,000		59,000	60,000		*
Craig Bender	5,849		123,534	129,383		*
Randall K. Gausman	2,200		150,126	152,926		*
Robert Noonan	8,750		177,682	185,832		*
Charles Van Dusen	—		137,081	137,081		*
All executive officers and directors as a group (9) persons	150,131		1,925,144	2,075,275		8.2%

*                                        Less than 1% of the shares of common stock outstanding.

(1)                                 This table is based upon information supplied by executive officers, directors and beneficial stockholders. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

(2)                                 The address of record for Kopp Investment Advisors, Inc. is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435. Based on information contained in a statement on Schedule 13D, dated April 14, 2005, as filed with the Securities and Exchange Commission, Kopp Investment Advisors, Inc. (KIA) reported sole voting power over 4,586,938 shares, sole dispositive power over 2,100,000 shares and shared dispositive power over 2,981,988 shares. KIA is wholly owned by Kopp Holding Company (KHC), which is wholly owned by Mr.  LeRoy C. Kopp. KHC reported beneficial ownership of 5,316,988 shares. Mr.  Kopp reported beneficial ownership of 6,985,988 shares, of which he reported sole voting power over 1,904,000 shares and sole dispositive power over 1,904,000 shares. Kopp Emerging Growth Fund is a registered investment company and a client of KIA. Kopp Emerging Growth Fund reported beneficial ownership of 2,100,000 shares.

(3)                                 Tektronix, Inc., an Oregon corporation, is a reporting company. The address of record for Tektronix, Inc. is 14200 SW Karl Braun Drive, Beaverton, Oregon 97077. The holdings of Tektronix, Inc. are based on information contained in a statement on Form 4 dated January 25, 2005, as filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 28, 2000, we entered into a loan agreement and secured promissory note with Mark Carpenter, our former Executive Vice President of Product Development and Marketing, in the amount of $150,000, which was used toward the purchase of Mr. Carpenter’s principal residence. This loan accrued no interest and was forgiven at a rate of 25%, or $37,500, on April 28, 2001, the first year anniversary date, and was forgiven as to 25%, or $37,500, on each subsequent yearly anniversary date through April 28, 2004, at which time the full amount of the loan was forgiven. The loan forgiveness was contingent upon Mr. Carpenter’s continued employment with Tut Systems. In addition, the loan would have been forgiven as a result of constructive termination of Mr. Carpenter within the first twelve months following a change of control of Tut Systems.

During 2003 and 2004, we granted 470,000 and 410,000 options, respectively, to certain of our executive officers and directors. We intend to grant options to our executive officers and directors in the future.

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

In connection with our acquisition of VTC in November 2002, we issued to Tektronix, former parent of VTC, approximately 3.3 million shares of our common stock and a subordinated promissory note payable to Tektronix in an aggregate principal amount of $3.2 million at an annual interest rate of 8% and matures in November 2007. In connection with the acquisition of VTC, we and Tektronix entered into (i) a Standstill and Disposition Agreement relating to the registration, voting and disposition of the shares, as well as for reimbursement of certain expenses in connection with the registration of the shares; (ii) an arrangement relating to use of certain of our and Tektronix’s technology; and (iii) a transition services agreement regarding services to be provided by Tektronix to us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for the indicated services performed by PricewaterhouseCoopers LLP during the 2004 and 2003 fiscal years.

	2003	2004
Audit Fees	$195,860	$258,395
Audit-Related Fees	18,358	13,200
Tax Fees	6,217	20,748
All Other Fees	2,000	28,150
Total	$222,435	$320,493

Audit Fees.  Audit Fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees.  Audit-Related Fees include professional services reasonably related to the audit of the Company’s financial statements, including but not limited to consultation on accounting standards or transactions, due diligence related to acquisitions and investments and audits of employee benefit plans.

Tax Fees.  Tax Fees include professional services related to tax compliance, tax advice and tax planning, including but not limited to the preparation of federal and state tax returns.

All Other Fees.  All Other Fees include professional services related to consultation on our evaluation of the effectiveness of our internal controls.

The Audit Committee determined that the auditor’s provision of non-audit services in 2004 is compatible with and does not impair the auditor’s independence. The Audit Committee approved all of the services provided by PricewaterhouseCoopers LLP in 2004. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve, explicitly, audit and permissible non-audit services to be provided to the Company by the independent auditor, except where pre-approval of audit and permissible non-audit services is not required under applicable SEC Rules. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings.

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

3. Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the certifications are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2005

TUT SYSTEMS, INC.

/s/ Salvatore D’Auria
Salvatore D’Auria President and Chief Executive Officer
By:	(Principal Executive Officer)

/s/ Randall K. Gausman
Randall K. Gausman Vice President, Finance and Chief Financial Officer
By:	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Salvatore D’Auria	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 2, 2005
Salvatore D’Auria

/s/ Randall K. Gausman	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 2, 2005
Randall K. Gausman

*	Director	May 2, 2005
Neal Douglas

*	Director	May 2, 2005
Clifford H. Higgerson

*	Director	May 2, 2005
George M. Middlemas

*	Director	May 2, 2005
Roger H. Moore

/s/ Randall K. Gausman		May 2, 2005
Randall K. Gausman *Attorney-in-Fact

TUT SYSTEMS, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses		Write-offs		Reclasses from Other Accounts		Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2002	6,908	(2,277	)(1)	(5,821)		1,200	(4)	10
Year ended December 31, 2003	10	37		—		—		47
Year ended December 31, 2004	47	106		(14)		—		139
Allowance for doubtful notes receivable:
Year ended December 31, 2002	3,820	89	(2)	(3,909	)(3)	—		—
Year ended December 31, 2003	—	—		—		—		—
Year ended December 31, 2004	—	—		—		—		—
Valuation allowance for deferred tax assets:
Year ended December 31, 2002	86,627	18,428		—		—		105,055
Year ended December 31, 2003	105,055	2,604		—		—		107,659
Year ended December 31, 2004	107,659	13,293		—		—		120,952
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2002	53,332	7,125		(22,739)		—		37,718
Year ended December 31, 2003	37,718	(1,266	)(5)	(36,227)		—		225
Year ended December 31, 2004	225	1,003	(6)	—		—		1,228

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