Form 10-Q
period 2005-03-31
TUT SYSTEMS INC
filed 2005-05-12
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number: 000-25291

TUT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2958543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 SW Meadows Rd, Suite 200 Lake Oswego, Oregon	97035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (971)217-0400

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

Yes  ☐  No  ☒

As of May 11, 2005, 25,237,762 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,440	$9,528
Accounts receivable, net of allowance for doubtful accounts of $139 and $243 in 2004 and 2005, respectively	6,585	7,277
Inventories, net	3,994	3,511
Prepaid expenses and other	1,137	2,536
Total current assets	24,156	22,852
Property and equipment, net	1,874	2,166
Intangibles and other assets	1,935	1,538
Total assets	$27,965	$26,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,221	$3,419
Accrued liabilities	2,324	2,603
Deferred revenue	226	391
Total current liabilities	4,771	6,413
Note payable	3,816	3,892
Total liabilities	8,587	10,305
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2004 and 2005, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 25,180 and 25,195 shares issued and outstanding in 2004 and 2005, respectively	25	25
Additional paid-in capital	315,006	315,215
Accumulated other comprehensive loss	(141)	(157)
Accumulated deficit	(295,512)	(298,832)
Total stockholders’ equity	19,378	16,251
Total liabilities and stockholders’ equity	$27,965	$26,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2005

Revenue	$6,177	$7,053
Cost of goods sold	5,129	4,155
Gross profit	1,048	2,898
Operating expenses:
Sales and marketing	1,905	2,488
Research and development	1,822	2,121
General and administrative	1,117	1,159
Impairment of intangible assets	202	—
Amortization of intangible assets	396	376
Total operating expenses	5,442	6,144
Loss from operations	(4,394)	(3,246)
Interest and other expense, net	(56)	(74)
Net loss	$(4,450)	$(3,320)
Net loss per share, basic and diluted (Note 3)	$(0.22)	$(0.13)
Shares used in computing net loss per share, basic and diluted (Note 3)	20,297	25,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(4,450)	$(3,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	328	219
Provision for doubtful accounts	13	104
Provision for excess and obsolete inventory and abandoned products	974	20
Impairment of intangible assets	202	—
Amortization of intangible assets	396	376
Non cash compensation	—	193
Deferred interest on note payable	80	76
Change in operating assets and liabilities:
Accounts receivable	966	(796)
Inventories	(765)	463
Prepaid expenses and other assets	(608)	(1,394)
Accounts payable and accrued liabilities	1,245	1,477
Deferred revenue	115	165
Net cash used in operating activities	(1,504)	(2,417)
Cash flows from investing activities:
Purchase of property and equipment	(684)	(511)
Net cash used in investing activities	(684)	(511)
Cash flows from financing activities:
Proceeds from issuances of common stock	88	16
Net cash provided by financing activities	88	16
Net decrease in cash and cash equivalents	(2,100)	(2,912)
Cash and cash equivalents, beginning of period	14,370	12,440
Cash and cash equivalents, end of period	$12,270	$9,528

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the quarter ended March 31, 2005, the Company incurred a net loss of $3,320 and negative cash flows from operating activities of $2,417, and has an accumulated deficit of $298,832 at March 31, 2005. Management believes that its cash and cash equivalents and availability under the credit facility as of March 31, 2005, are sufficient to fund operating activities and capital expenditure needs for at least the next twelve months. However, in the event that the Company does not meet its revenue and earnings expectations, the Company may require additional cash to fund operations. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2004 and 2005 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of December 31, 2004 and March 31, 2005, its results of operations for the three months ended March 31, 2004 and 2005 and its cash flows for the three months ended March 31, 2004 and 2005. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 3, 2005. The balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2005 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2005.

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

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company sells to customers for whom there is a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. The Company records provisions to write down its inventory and related firm, non-cancelable and unconditional purchase commitments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about the future demand and market conditions. If actual future demand or market conditions are less favorable than those estimated by the Company, additional inventory provisions may be required.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. These estimated allowances are periodically reviewed and take into account customers’ payment history and information regarding customers’ creditworthiness that is known to the Company. If the financial condition of any of the Company’s customers were to deteriorate, resulting in such customer’s inability to make payments, an additional allowance would be required.

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

No impairment was recorded in the three months ended March 31, 2004 or 2005.  Future events could cause the Company to conclude that impairment indicators exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2005
Net loss – as reported	$(4,450)	$(3,320)
Compensation expense included in net loss	—	193
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(812)	(363)
Net loss – pro forma	$(5,262)	$(3,490)
Basic and diluted net loss per share – as reported	$(0.22)	$(0.13)
Basic and diluted net loss per share – pro forma	$(0.26)	$(0.14)

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

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies first fiscal year beginning after June 15, 2005. Thus, the Company will adopt SFAS(R) on January 1, 2006. The new standard will require the Company to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

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

The calculation of net loss per share follows:

	Three Months Ended March 31,
	2004	2005
Net loss per share, basic and diluted:
Net loss	$(4,450)	$(3,320)
Net loss per share, basic and diluted	$(0.22)	$(0.13)
Shares used in computing net loss per share, basic and diluted	20,297	25,187
Antidilutive securities not included in net loss per share calculations	4,446	4,208

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended March 31,
	2004	2005
Net loss	$(4,450)	$(3,320)
Unrealized gains on investments	16	19
Foreign currency translation adjustments	(7)	(3)
Net change in other comprehensive loss	9	16
Total comprehensive loss	$(4,441)	$(3,304)

NOTE 5—BALANCE SHEET COMPONENTS:

	December 31, 2004	March 31, 2005
Inventories, net:
Finished goods	$5,038	$4,059
Raw materials	184	673
Allowance for excess and obsolete inventory and abandoned product	(1,228)	(1,221)
	$3,994	$3,511
Property and equipment:
Computers and software	$1,811	$1,910
Test equipment	3,169	3,554
Office equipment	56	68
	5,036	5,532
Less: accumulated depreciation	(3,162)	(3,366)
	$1,874	$2,166
Accrued liabilities:
Professional Services	$872	$1,416
Compensation	1,164	905
Other	288	282
	$2,324	$2,603

The Company recorded a provision for excess inventory within cost of goods sold totaling $974 and $20 in the three months ended March 31, 2004 and March 31, 2005, respectively, relating to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the first quarter of 2004.  The Company also reduced inventory costs to lower of cost or market value for certain inventory components.

Intangible and other assets:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$7,922	$(6,460)	$1,462
Contract backlog	247	(247)	—
Customer list	86	(27)	59
Maintenance contract renewals	50	(22)	28
Trademarks	315	(97)	218
	$8,620	$(6,853)	1,767

Other non-current assets			168
			$1,935

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$7,922	$(6,819)	$1,103
Contract backlog	247	(247)	—
Customer list	86	(30)	56
Maintenance contract renewals	50	(24)	26
Trademarks	315	(109)	206
	$8,620	$(7,229)	1,391

Other non-current assets			147
			$1,538

During the three months ended March 31, 2004, the Company determined that certain of the technology acquired as part of the purchase of the Viagate Technologies, Inc. assets in September 2001 had become impaired.  As a result, the Company incurred a loss of $202 to write-off the technology.

The aggregate amortization expense for the three months ended March 31, 2004 and 2005 was $396 and $376, respectively.

Minimum future amortization expense as of March 31, 2005 is as follows:

Remainder of 2005	$498
2006	424
2007	363
2008	57
Thereafter	49
$1,391

NOTE 6 – INDEBTEDNESS

Line of Credit

On September 23, 2004, the Company entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006.   Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories.    The interest rate on outstanding borrowings is equal to the bank’s prime rate, 5.75% as of March 31, 2005, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. The credit facility is collateralized by all of the Company’s assets, and contains various covenants.  Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, available borrowings under this facility were $4,661 as of March 31, 2005. The Company had no outstanding borrowings under this credit facility at March 31, 2005.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is due in full in November 2007. As of December 31, 2004 and March 31, 2005, this note payable balance, including accrued interest, was $3,816 and $3,892, respectively.

NOTE 7—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases equipment and office, assembly and warehouse space under non-cancelable operating leases that expire from 2005 through 2007.

Minimum future lease payments under operating leases as of March 31, 2005 are as follows:

Remainder of 2005	$459
2006	52
Thereafter	27
$538

Purchase commitments

The Company had non-cancelable commitments to purchase finished goods inventory totaling $469 and $1,112 in aggregate at December 31, 2004 and March 31, 2005, respectively.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement.  If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of March 31, 2005, the Company has not accrued a liability for this matter.

NOTE 8—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue related to video processing systems was $4,241 and $5,911 for the three months ended March 31, 2004 and 2005, respectively. Revenue relating to the broadband transport and service management products was $1,936 and $1,142 for the three months ended March 31 2004 and 2005, respectively. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended March 31,
	2004	2005
United States	$5,488	$5,786
International:
Canada	299	384
Ireland	145	281
China	2	208
Japan	123	102
All other countries	120	292
	$6,177	$7,053

Two customers, FTC Management Inc. and Major League Baseball Advanced Media accounted for 23% and 11%, respectively of the Company’s revenue for the three months ended March 31, 2005.  One customer, Pioneer Long Distance Inc., accounted for 10% of the Company’s revenue for the three months ended March 31, 2004.

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

NOTE 9—PENDING ACQUISITIONS

On January 7, 2005, the Company entered into an Agreement and Plan of Merger with CoSine Communications, Inc., (“CoSine”).  The proposed merger is a stock-for-stock transaction valued at approximately $24,100, at the time it was entered into.  By the terms of the agreement, upon closing, the Company would issue approximately 6.0 million shares of its common stock to the shareholders of CoSine.  The transaction would result in net cash to the Company of approximately $22,750, and is expected to close as soon as practicable following approval by the stockholders of both companies.  The Company is proposing to acquire CoSine primarily to provide additional financial resources.  Upon closing, the Company plans to honor CoSine’s existing customers’ support agreements, but does not expect to offer its products for sale to new customers.  The Company will not have any additional employees or facilities as a result of the transaction.

The CoSine merger is conditional upon approval of the merger by the holders of a majority of the shares of CoSine common stock, and approval of the issuance of additional shares of common stock by the holders of a majority of the shares of Tut Systems common stock, as well as other customary closing conditions.   There can be no assurance that the CoSine merger will be approved by the required vote of the respective companys’ stockholders.

On February 11, 2005 the Company entered into an Agreement and Plan of Merger and Reorganization with Copper Mountain Networks, Inc. (“Copper Mountain”). The proposed merger will be a stock-for-stock transaction valued at approximately $10 million. Upon closing the Copper Mountain transaction, the Company will issue approximately 2.5 million shares of its common stock to the stockholders of Copper Mountain. The Copper Mountain transaction is conditioned upon the approval of the merger by the holders of a majority of the shares of Copper Mountain common stock, and other customary closing conditions.  The transaction is expected to close in the second quarter of 2005.  The Company is acquiring Copper Mountain to expand and upgrade the Company’s line of video processing products. The Company will honor Copper Mountain’s existing customer support agreements, but does not expect to offer any of Copper Mountain’s existing products for sale after the completion of the transaction. The Company will have approximately 40 additional employees and will add a research and development facility in San Diego, California as a result of the transaction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between 2004 and 2007 and that this market space will continue to become more competitive, (3) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (4) our expectation that digital subscriber line or DSL technology will continue to dominate telco broadband networks for the foreseeable future, (5) our expectation that demand for our products will increase, (6) our expectation that our sales and marketing expenses will increase for the remainder of 2005, (7) our expectation that sales of broadband transport and service management products will remain unchanged until new product introductions in 2005 (8) our expectation that capital expenditures for research and development will increase in 2005, (9) our expectation that capital expenditures in 2005 will increase compared to 2004 and that these capital expenditures will be funded from cash, cash equivalents and availability under the credit facility, (10) our belief that our cash and cash equivalents and availability under the credit facility as of March 31, 2005 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months, (11) our expectation that the CoSine transaction will result in net cash to us of $22.75 million  (12) our expectation that the Cosine transaction will close as soon as practicable following approval by the shareholders of both companies, (13) our expectation that the shareholders of Copper Mountain will approve the merger with the company, (14) our expectation that we will incur losses in the near future, (15)) our expectation that some competitors will market some of their products for use in TV over DSL applications, (16) our anticipation that our sales and operating margins will continue to fluctuate, (17) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (18) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, and (19) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

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

Although international sales are still a material portion of our total sales, since our acquisition of VTC, international sales have represented a smaller percentage of our overall business relative to prior years. During the years ended December 31, 2002, 2003 and 2004, international sales represented 43.0%, 18.4% and 23.3% of our total sales.   During the three months ended March 31, 2004 and 2005, international sales represented 11.2% and 18.0% of our total sales, respectively.

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

The growth in the market for delivery of switched digital video has begun to accelerate as larger tier one telcos and cable multi system operators, or MSOs, are evaluating this new technology.  As we begin to target larger telco customers, we expect to compete with larger public companies, including Harmonic, Motorola and Tandberg Television.

The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these new technologies to maintain our market position. Digital subscriber line, or DSL, technologies use sophisticated signal blending techniques to transmit data through copper wires. The limitations on the amount of data that can be transmitted in a fixed amount of time (such limitations are referred to as bandwidth) and the distance data may be transmitted using copper wire constrain both the number of video channels that may be delivered simultaneously and the number of customers that are reachable from a telco central office over a DSL network. Emerging advancements in video compression technology are now enabling high quality video streams to be transported at lower data transfer rates than has been previously available. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. ADSL is a new technology that allows more data to be transmitted over existing copper telephone lines compared with standard DSL. Additionally, DSL advancements are emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL data transfer rates over longer distances. As our products continue to incorporate these new technological advancements, we expect the demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels. However, because of the increasing competition in the markets in which we compete, regardless of our revenue and product and service margins in future periods, we will have to continue to devote significant resources to research and development in future periods in order to continue to offer our customers competitive products that incorporate these emerging technologies. As a consequence, we expect that our research and development expenses will increase for the remainder of 2005 compared to our spending in 2004.

As we continue to capitalize on the growing number of telcos deploying video services in the United States and abroad, we will also have to continue to aggressively market our new and existing products and expand our marketing and sales efforts domestically and internationally. Nevertheless, our operations have been and will continue to be subject to pressure from weakness in the overall technology sector as well as the digital media industry, the continued lengthening of our sales cycle and delays of customer purchasing decisions, which may continue to reduce our expected revenue.  We believe that the lengthening of the purchase decision by prospective customers has occurred and may continue because of several factors that are affecting the overall digital TV headend market. Such factors include, but are not limited to, the delays in the introduction of advanced compression technology set top boxes, the transition to more efficient data transmission technologies and the emergence of video signal encryption requirements. Nevertheless, given the opportunities offered by the growing number of telcos deploying video services and despite the length of the sales cycle, we expect our sales and marketing expenses to increase for the remainder of 2005 compared to our spending in 2004.

Definitions for Discussion of Results of Operations

Our discussion of our results of operations focuses on the following items from our income statement: Revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Revenue also includes sales of our broadband transport and service management products. Since our acquisition of VTC, a large part of our revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue. If we were to sell even one less system than our forecasted number of headend sales, our revenue would be materially impacted. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years’ acquisitions.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2004	2005
Total revenues	100.0%	100.0%
Cost of goods sold	83.0	58.9
Gross profit (loss)	17.0	41.1
Operating expenses:
Sales and marketing	30.8	35.3
Research and development	29.5	30.1
General and administrative	18.1	16.4
Impairment of intangible assets	3.3	—
Amortization of intangible assets	6.4	5.3
Total operating expenses	88.1	87.1
Loss from operations	(71.1)	(46.0)
Interest and other income, net	(0.9)	(1.1)
Net loss	(72.0)%	(47.1)%

Three Months Ended March 31, 2004 and 2005

Total Revenues.  For the three months ended March 31, 2005, our total revenues increased by 14.2% to $7.1 million from $6.2 million for the three months ended March 31, 2004. This $0.9 million increase in product revenue was due primarily to the introduction of our upgraded Astria video processing systems that incorporate recent Motion Pictures Experts Group (MPEG) advanced video compression technologies or MPEG-4.  Our upgraded Astria products enable our customers to address a larger percentage of their geographic market and deliver advanced video services.  Sales of video processing system products increased from $4.2 million in the first quarter of 2004 to $5.9 million in the first quarter of 2005. Sales of broadband transport and service management products decreased from $1.9 million in the first quarter of 2004 to $1.1 million in the first quarter of 2005.  The decrease in broadband transport and service management products revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products which transmit data over telephone wires. In future quarters, we expect sales of broadband transport and service management products to remain the same as our first quarter sales until the expected introductions of next generation service management products for the multiple dwelling unit and enterprise market during the second half of 2005.

Cost of Goods Sold.  For the three months ended March 31, 2005, our cost of goods sold decreased by $1.0 million to $4.2 million from $5.1 million for the three months ended March 31, 2004. Included in the cost of goods sold for the three months ended March 31, 2004 was a $1.0 million increase in our reserves for obsolete inventory and a lower of cost or market adjustment for certain inventory components.  Our gross profit increased by $1.9 million to $2.9 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004.  Included in gross profit during the first quarter of 2004 was a charge of $1.0 million due to an increase in our inventory reserves.  The remaining $0.9 increase in gross profit for the first quarter of 2005 was due to an increase of $1.4 million relating to our video content processing products, partially offset by a decrease of $0.5 million attributable to our broadband transport and service management products.

Sales and Marketing.  For the three months ended March 31, 2005, our sales and marketing expenses increased by 30.6% to $2.5 million from $1.9 million for the three months ended March 31, 2004.  The $0.6 million increase for the first quarter of 2005 when compared with the same period in 2004 was due to $0.5 million of personnel related costs, and $0.1 million of equipment costs relating to the purchase of additional supplies and demonstration supplies.

Research and Development.  For the three months ended March 31, 2005, our research and development expense increased by 16.4% to $2.1 million from $1.8 million for the three months ended March 31, 2004. The $0.3 million increase in our research and development expense for the first quarter of 2005 when compared with the same period in 2004 was due to an increase of $0.2 million in personnel related costs, $0.2 million in purchasing of supplies related to the acceleration of the development of our Astria Video Services Processor for specific customer trials and demonstrations, partially offset by a decrease of $0.1 million in depreciation costs. We expect that our research and development expenses will increase throughout the remainder of 2005. Our capital expenditures for research and development were $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively. We expect capital expenditures for research and development to increase in 2005.

General and Administrative.  For the three months ended March 31, 2005, our general and administrative expenses increased to by 3.8% to $1.2 million from $1.1 million. The $0.1 million increase in our general and administrative expense for the first quarter of 2005 when compared with the same period in 2004 was due primarily to an increase in bad debt expense of $0.1 million.

Impairment of Intangible Assets.  During the first quarter of 2004, we determined that certain of the technology acquired as part of the purchase of the ViaGate Technology assets had become impaired. As a result, we recorded an impairment charge of $0.2 million to write off the book value of the intangible assets associated with this technology. There was no such impairment for the three months ended March 31, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets is comprised of intangibles related to the acquisitions of Xstreamis Limited in 2000, and VTC in 2002. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three months ended March 31, 2005 and March 31, 2004, amortization of intangible assets remained consistent at $0.4 million.

Interest and Other Expense, Net.  Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the three months ended March 31, 2005 and March 31, 2004, our interest and other income remained consistent at $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents totaled $9.5 million at March 31, 2005, compared with cash and cash equivalents of $12.4 million at December 31, 2004, reflecting a net reduction in cash and cash equivalents of $2.9 million.

Cash used in operating activities was $2.4 million for the three months ended March 31, 2005, compared with $1.5 million for the three months ended March 31, 2004. The increased cash used in operating activities was primarily due to an increase in accounts receivable due to higher revenue levels in the first quarter of 2005, an increase in prepaid expenses due to costs incurred in conjunction with CoSine and Copper Mountain merger activities offset by an increase in accounts payable and accrued liabilities due to an increase in end of quarter purchases.

Additions to property and equipment were $0.5 million in the first quarter of 2005, compared with $0.7 million in the first quarter of 2004. In 2005 we expect capital expenditures to increase. We expect these capital expenditures to be funded from cash, cash equivalents and availability under the credit facility.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2005:

	Payments due by period
Contractual Obligations	Total	Remainder of 2005	2006 to 2007	2007 to 2008	Thereafter
Long-Term Debt Obligations, including interest	$4,185	$—	$—	$4,185	$—
Operating Lease Obligations	538	459	52	27	—
Purchase Obligations	1,112	1,112	—	—	—
Total	$5,835	$1,571	$52	$4,212	$—

We do not have any off balance sheet arrangements.

On September 23, 2004, we entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006.   Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 5.75% as of March 31, 2005, plus 0.5%. The rate may increase by 1.0% if we do not meet certain financial covenants. The credit facility is collateralized by all of our assets, and contains various covenants.  Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, borrowings available under this facility were $4.7 million as of March 31, 2005. We had no outstanding borrowings under this credit facility at March 31, 2005.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full in November 2007. Principal and accrued interest on the note payable is $3.9 million at March 31, 2005.  Accrued interest during the first quarter of 2005 was $0.1 million.

In order to obtain additional financial resources, we entered into an Agreement and Plan of Merger with CoSine Communications, Inc., (“CoSine”) on January 7, 2005.  The proposed merger is a stock-for-stock transaction valued at approximately $24.1 million, at the time it was entered into.  By the terms of the agreement, upon closing, we would issue approximately 6.0 million shares of our common stock to the stockholders of CoSine.  The transaction would result in net cash to Tut Systems of approximately $22.75 million, and the transaction is expected to close as soon as practicable following approval by the stockholders of both companies. We are proposing to acquire CoSine primarily to provide additional financial liquidity.  Upon closing, we plan to honor CoSine’s existing customers’ support agreements, but do not expect to offer its products for sale to new customers.  We will not have any additional employees or facilities as a result of the transaction.

The CoSine merger is conditional upon approval of the merger by the holders of a majority of the shares of CoSine common stock, and approval of the issuance of additional shares of common stock by the holders of a majority of the shares of Tut Systems common stock, as well as other customary closing conditions.  There can be no assurance that the CoSine merger will be approved by the required vote of the respective companys’ stockholders.

On February 11, 2005 we entered into an Agreement and Plan of Merger and Reorganization with Copper Mountain Networks, Inc. (“Copper Mountain”). The proposed merger will be a stock-for-stock transaction valued at approximately $10 million. Upon closing the Copper Mountain transaction, we will issue approximately 2.5 million shares of our common stock to the stockholders of Copper Mountain. The Copper Mountain transaction is conditioned upon the approval of the merger by the holders of a majority of the shares of Copper Mountain common stock, and other customary closing conditions. We are acquiring Copper Mountain to expand and upgrade our line of video processing products. We will honor Copper Mountain’s existing customer support agreements, but do not expect to offer any of Copper Mountain’s existing products for sale after the completion of the transaction. We will have approximately 41 additional employees and will add a research and development facility in San Diego, California as a result of the transaction.

We have incurred substantial losses and negative cash flows from operations since inception. For the three months ended March 31, 2005, we incurred a net loss of $3.3 million, negative cash flows from operating activities of $2.4 million, and have an accumulated deficit of $298.8 million.

We believe that the cash and cash equivalents and availability under the credit facility as of March 31, 2005, are sufficient to fund our operating activities and capital expenditure needs for at least the next twelve months.  However, in the event that general economic conditions worsen, we may require additional cash to fund our operations. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

Significant management judgments and estimates must be made in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We sell to customers with a history of successful collection and to new customers for which such history may not exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, no credit is extended and revenue is recognized on a cash-collected basis.

We also maintain accruals and allowances for all cooperative marketing and other programs, as necessary. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized, as necessary. Our products generally carry a one-year warranty from the date of purchase. To date, warranty costs have been insignificant to the overall financial statements taken as a whole.

Inventories.  Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We record provisions to write down our inventory and related firm, non-cancelable and unconditional purchase commitments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about the future demand and market conditions. If actual future demand or market conditions are less favorable than we estimate, additional inventory provisions may be required.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for first fiscal years beginning after June 15, 2005. We will adopt SFAS 123(R) on January 1, 2006. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of March 31, 2005, we had an accumulated deficit of $298.8 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, if we do so, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenditures. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

We operate in an intensely competitive marketplace, and many of our competitors have greater resources than we do.

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

Over the last 12 quarters, our sales per quarter have fluctuated between $9.2 million and $2.0 million. Over the same periods, our loss from operations as a percentage of revenue have fluctuated between approximately 5.2% and 691% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including: the timing of customers’ purchase decisions, acceptance of our new products and possible cancellations; competitive pressures, including pricing pressures from our partners and competitors; delays or problems in the introduction of our new products; announcements of new products, services or technological innovations by us or our competitors; and management of inventory levels. Fluctuations in our sales and operating margins will make it more difficult for us to accurately forecast our results of operations and this could negatively impact the market price of our stock.

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

Sales to customers outside of the United States accounted for approximately 11.2% and 18.0% of revenue for the three months ended March 31, 2004 and 2005, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

We expect sales to customers outside of the United States to represent a significant and growing portion of our revenue. However, we cannot assure you foreign markets for our products will develop at the rate or to the extent that we anticipate. If we fail to generate significant international sales, our revenue, profitability and share price could be materially and adversely affected.

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

Failure to complete our mergers with CoSine and Copper Mountain could cause our stock price to decline and negatively affect our expected cash position.

On January 7, 2005, we announced that we had signed a definitive merger agreement to acquire all of the outstanding shares of common stock of CoSine Communications, Inc. The CoSine transaction is expected to result in net cash to us of approximately $22.75 million. On February 11, 2005 we entered into an Agreement and Plan of Merger and Reorganization with Copper Mountain Networks, Inc. We are acquiring Copper Mountain to expand and upgrade our line of video processing products and related engineering capabilities. We will have approximately 41 additional employees and will add a research and development facility in San Diego, California as a result of the Copper Mountain transaction.

Our proposed acquisition of CoSine is subject to, approval by the stockholders of both CoSine and Tut Systems, in addition to other customary closing conditions. Certain CoSine stockholders have expressed their intent not to support the transaction.Our proposed acquisition of Copper Mountain is subject to approval by the stockholders of Copper Mountain. Additionally, the price of our common stock has been volatile and has fallen below its price at the time that we entered into the definitive merger agreements with CoSine and Copper Mountain. We cannot be certain that the transactions will be approved by either CoSine’s or Copper Mountain’s stockholders.

If the mergers with CoSine and Copper Mountain are not completed, our stock price may decline due to a number of factors. First, our costs related to the mergers, such as legal, accounting and financial advisor fees, must be paid even if the mergers are not completed. In addition, our stock price may decline to the extent that the current market price of our common stock reflects a market assumption that the mergers will be completed. Moreover, if we do not complete the CoSine merger, we will not obtain the expected increase to our future cash position, and as a result we will need to engage in alternative future transactions to raise additional working capital, at prices and with resulting dilution to our stockholders that may be less favorable than the proposed CoSine acquisition.

Failure to integrate acquired businesses into our operations successfully could adversely affect our business.

As part of our strategy to develop and identify new products and technologies, we have made acquisitions, and are likely to make more. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that any of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include: absence of adequate internal controls or presence of significant fraud in the financial systems of acquired companies; any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases; our ability to retain key employees; and the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving cost savings and effectively combining technologies to develop new products.

These factors, among others, will affect whether our recent and proposed acquisitions are successfully integrated into our business. If we fail to integrate acquired businesses into our operations successfully, we may be unable to achieve our strategic goals and our competitive position in the marketplace could suffer.

If we fail to manage our expanding operations, our ability to increase our revenues and improve our results of operations could be harmed.

We anticipate that, in the future, we may need to expand certain areas of our business to grow our customer base and exploit market opportunities. In particular, we expect to face numerous challenges in the implementation of our business strategy to focus on selling our products to the larger, more established service providers. To manage our operations, we must, among other things, continue to implement and improve our operational, financial and management information systems, hire and train additional qualified personnel, continue to expand and upgrade core technologies and effectively manage multiple relationships with various customers, suppliers and other third-parties. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit fully the market for our products or systems. If we are unable to manage our operations effectively, our revenue, results of operations and share price could be harmed.

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

In January 2004, our independent registered public accounting firm identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our chief executive officer (CEO) and chief financial officer (CFO) determined that, as of December 31, 2003, our disclosure controls and procedures were not sufficient to record, process, summarize and report information required to be reported within the time periods specified by the SEC and accumulated and communicated to our management, including our CEO and CFO, to allow timely discussions regarding required disclosure. These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting. We believe that we have fully addressed these issues, and, therefore, our Chief Executive Officer’s and Chief Financial Officer’s evaluation of our disclosure controls and procedures as of March 31, 2005 concluded that they were effective. In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Exchange Act and the rules promulgated thereunder. Material weaknesses in our internal controls over financial reporting and our disclosure controls and procedures would hinder the flow of timely and accurate information to investors.  If such material weaknesses were to develop and we did not address them in a timely matter, investors might sell our shares and industry analysts might either make incorrect recommendations about our Company or else end coverage of our company altogether, any of which results could harm our reputation and adversely impact our share price.

We are currently engaged in a securities class action lawsuit, which, if it were to result in an unfavorable resolution, could adversely affect our reputation, profitability and share price.

We are currently engaged as a defendant in a lawsuit (i.e., Whalen v. Tut Systems, Inc. et al.) that alleges securities law violations against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. While we have reached a settlement with the plaintiffs in this lawsuit, the settlement is subject to certain contingencies, including court approval of the terms of settlement. If the court does not approve this settlement, or any other applicable contingencies are not resolved or otherwise addressed, we would be required to resume litigation in this matter. Additionally, Copper Mountain and CoSine are both involved in similar lawsuits (i.e. In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation and In re Initial Public Offering Securities Litigation respectively). Further, on January 18, 2005, a complaint entitled Senior v. CoSine Communications, Inc., et al., Case No. CIV444292, was filed in San Mateo County Superior Court against CoSine and its officers and directors, requesting that the acquisition of CoSine by Tut Systems, Inc. be enjoined due to alleged self-dealing and breach of fiduciary duties by CoSine’s officers and directors. We may inherit the risks associated with these lawsuits in addition to our own lawsuit. If we were to resume litigation in the matters of Copper Mountain and CoSine, there is no assurance that we would prevail. If the outcome of such litigation were unfavorable to us, our reputation, profitability and share price could be adversely affected.

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

In order to obtain additional financial resources, we entered into an Agreement and Plan of Merger with CoSine Communications, Inc., (“CoSine”) on January 7, 2005.  The proposed merger is a stock-for-stock transaction valued at approximately $24.1 million, at the time it was entered into.  By the terms of the agreement, upon closing, we would issue approximately 6.0 million shares of our common stock to the stockholders of CoSine.  The transaction would result in net cash to Tut Systems of approximately

$22.75 million, and the transaction is expected to close as soon as practicable following approval by the stockholders of both companies. We are proposing to acquire CoSine primarily to provide additional financial liquidity.  Upon closing, we would plan to honor CoSine’s existing customers’ support agreements, but do not expect to offer its products for sale to new customers.  We will not have any additional employees or facilities as a result of the transaction.

On February 11, 2005 we entered into an Agreement and Plan of Merger and Reorganization with Copper Mountain Networks, Inc. (“Copper Mountain”). The proposed merger will be a stock-for-stock transaction valued at approximately $10 million. Upon closing the Copper Mountain transaction, we will issue approximately 2.5 million shares of our common stock to the stockholders of Copper Mountain. The Copper Mountain transaction is conditioned upon the approval of the merger by the holders of a majority of the shares of Copper Mountain common stock, and other customary closing conditions. We are acquiring Copper Mountain to expand and upgrade our line of video processing products. We will honor Copper Mountain’s existing customer support agreements, but do not expect to offer any of Copper Mountain’s existing products for sale after the completion of the transaction. We will have approximately 41 additional employees and will add a research and development facility in San Diego, California as a result of the transaction.

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

Substantially all of our common stock may be sold without restriction in the public markets, subject only in the case of shares held by our officers and directors and affiliates to volume and manner of sale restrictions (other than as described in the following sentence). The approximately 3.3 million shares of common stock that we issued to Tektronix in connection with our November 2002 acquisition of VTC are restricted securities, as that term is defined in Rule 144 under the Securities Act, and therefore subject to certain restrictions. However, we are contractually obligated to file and keep effective a registration statement in order to allow Tektronix to sell these shares to the public. Likewise, Tektronix has the right (subject to certain exceptions) to include these shares in certain registration statements pursuant to which we may sell shares of our common stock.  On January 25, 2005, Tektronix sold 1.0 million shares of common stock.  At March 31, 2005, Tektronix owns 2.3 million shares of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at March 31, 2005.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the first quarter of fiscal year 2005 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on our behalf will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount that we would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, we would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of March 31, 2005, we have not accrued a liability for this matter.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(7)

2.2	Agreement and Plan of Merger with CoSine Communications, Inc. (9)

2.3	Agreement and plan of Merger and Reorganization with Copper Mountain Networks, Inc. (10)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect. (4)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.8

Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.12*	Executive Retention and Change of Control Plan.(5)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(5)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(5)

10.15*	1999 Non-Statutory Stock Option Plan(6)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(8)

Exhibit Number	Description

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(8)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6) Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(7) Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(8) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(9) Incorporated by reference to our Current Report on Form 8-K dated January 10, 2005.

(10) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

*Indicates management contracts or compensatory plans and arrangements.

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

Date: May 12, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(7)

2.2	Agreement and Plan of Merger with CoSine Communications, Inc. (9)

2.3	Agreement and plan of Merger and Reorganization with Copper Mountain Networks, Inc. (10)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect. (4)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.8

Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.12*	Executive Retention and Change of Control Plan.(5)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(5)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(5)

10.15*	1999 Non-Statutory Stock Option Plan(6)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(8)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002.(8)

Exhibit Number	Description

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(5) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6) Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(7) Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(8) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(9) Incorporated by reference to our Current Report on Form 8-K dated January 10, 2005.

(10) Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

*Indicates management contracts or compensatory plans and arrangements.