Form 10-Q
period 2005-06-30
TUT SYSTEMS INC
filed 2005-08-02
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 28, 2005, 33,249,267 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2004	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,440	$10,362
Accounts receivable, net of allowance for doubtful accounts of $139 and $132 in 2004 and 2005, respectively	6,585	11,026
Inventories, net	3,994	4,825
Prepaid expenses and other	1,137	1,762

Total current assets	24,156	27,975
Property and equipment, net	1,874	3,194
Goodwill	—	1,672
Intangibles and other assets	1,935	7,363

Total assets	$27,965	$40,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,000
Accounts payable	2,221	5,641
Accrued liabilities	2,324	3,404
Deferred revenue	226	448

Total current liabilities	4,771	14,493
Note payable	3,816	3,967

Total liabilities	8,587	18,460

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2004 and 2005, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 25,180 and 27,710 shares issued and outstanding in 2004 and 2005, respectively	25	28
Additional paid-in capital	315,006	325,302
Deferred compensation	—	(74)
Accumulated other comprehensive loss	(140)	(164)
Accumulated deficit	(295,513)	(303,348)

Total stockholders’ equity	19,378	21,744

Total liabilities and stockholders’ equity	$27,965	$40,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue	$5,123	$9,674	$11,299	$16,727
Cost of goods sold	3,447	5,811	8,576	9,966

Gross margin	1,676	3,863	2,723	6,761

Operating expenses:
Sales and marketing	1,932	2,745	3,836	5,232
Research and development	1,860	3,216	3,682	5,337
General and administrative	1,099	1,965	2,216	3,124
Impairment of intangible assets	—	—	202	—
Amortization of intangible assets	376	400	772	775

Total operating expenses	5,267	8,326	10,708	14,468

Loss from operations	(3,591)	(4,463)	(7,985)	(7,707)
Interest and other (expense), net	(44)	(54)	(99)	(128)

Net loss	$(3,635)	$(4,517)	$(8,084)	$(7,835)

Net loss per share, basic and diluted (Note 3)	$(0.18)	$(0.17)	$(0.40)	$(0.31)

Shares used in computing net loss per share, basic and diluted (Note 3)	20,396	26,013	20,346	25,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(8,084)	$(7,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	650	490
Provision for doubtful accounts	13	7
Provision for excess and obsolete inventory and abandoned products	995	20
Impairment of intangibles	202	—
Amortization of intangibles	772	775
Deferred interest on note payable	140	151
Non cash compensation	—	221
Change in operating assets and liabilities, net of business acquired:
Accounts receivable	2,237	(4,385)
Inventories	(1,563)	(318)
Prepaid expenses and other assets	(854)	(7)
Accounts payable and accrued liabilities	340	3,127
Deferred revenue	(21)	122

Net cash used in operating activities	(5,163)	(7,632)

Cash flows from investing activities:
Acquisition of Copper Mountain, net of cash acquired	—	1,529
Purchase of property and equipment	(762)	(1,104)

Net cash provided by (used in) investing activities	(762)	425

Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Proceeds from issuances of common stock, net	311	129

Net cash provided by financing activities	311	5,129

Net decrease in cash and cash equivalents	(5,614)	(2,078)
Cash and cash equivalents, beginning of period	14,370	12,440

Cash and cash equivalents, end of period	$8,756	$10,362

Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the common stock of Copper Mountain for $11,729 (Note 5). In conjunction with the acquisition, liabilities were assumed and assets acquired as follows:
Fair value of assets acquired:	$12,884
Liabilities assumed	1,155

Net assets acquired	$11,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

The Company designs, develops, and sells digital video processing systems that enable telephony-based service providers to deliver broadcast quality digital video signals over their networks. The Company also offers video processing systems that enable private enterprise and government entities to transport video signals over satellite, fiber, radio, or copper networks for surveillance, distance learning, and TV production applications. Additionally, the Company designs, develops and markets broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

Historically, the Company derived most of its sales from its broadband transport and service management products. In November 2002, the Company acquired VideoTele.com, referred to in this report as VTC, from Tektronix, Inc. to extend its product offerings to include digital video processing systems. On June 1, 2005, the Company acquired Copper Mountain Networks, Inc., referred to in this report as Copper Mountain, for its additional product and engineering resources to further address the Company’s expanding video market opportunities. The Company does not expect significant future revenue from the sale of Copper Mountain’s historical product line. Video-based products now represent a majority of the Company’s sales.

The Company has incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2005, the Company incurred a net loss of $7,835 and negative cash flows from operating activities of $7,632, and has an accumulated deficit of $303,348 at June 30, 2005. Management believes that its cash and cash equivalents and availability under the credit facility as of June 30, 2005, combined with the cash proceeds from the July 2005 common stock sale described in Note 10, are sufficient to fund its operating activities and capital expenditure needs for the next twelve months. However, in the event that the Company does not meet its revenue and earnings expectations, the Company may require additional cash to fund operations. Failure to generate positive cash flow in the future could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments and purchase accounting adjustments in relation to the acquisition of Copper Mountain on June 1, 2005, necessary to state fairly the Company’s financial position as of December 31, 2004 and June 30, 2005, its results of operations for the three and six months ended June 30, 2004 and 2005 and its cash flows for the six months ended June 30, 2004 and 2005. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on May 2, 2005. The balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2005.

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

Product revenue is also generated from the sale of video processing component products, the sale of broadband transport and service management products and the sale of certain legacy products acquired with the Copper Mountain merger. The Company sells these products through its own direct sales channels and also through distributors.

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

In the case of software arrangements which require significant production, modification or customization of software, which encompasses all of the Company’s turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the post contract support (or PCS) element, for which the Company has established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of-completion method, as stipulated by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value of the arrangement prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. In connection with these contracts, we may perform the work prior to when the revenue is billable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination. In connection with certain of our contracts, we have recorded unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

For direct sales of video processing systems component products not included as part of turnkey solutions and the direct sale of broadband transport and service management products, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Management must make significant management judgments and estimates in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility of the arrangement fee. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company sells to customers with which the Company has a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, no credit is extended and revenue is recognized on a cash-collected basis, after shipment has occurred or the revenue has been earned under the percentage-of-completion method.

The Company also maintains accruals and allowances for cooperative marketing and other programs, as necessary. Estimated sales returns and warranty costs are based on historical experience and are recorded at the time revenue is recognized, as necessary. The Company’s products generally carry a one year warranty from the date of purchase. To date, warranty costs have been insignificant to the overall financial statements taken as a whole.

Should changes in conditions cause the Company to determine that the criteria for revenue recognition are not met for certain future transactions, revenue recognition for any reporting period could be adversely affected.

Unbilled Receivables

Unbilled receivables (costs and estimated profit in excess of billings) may be recorded in connection with certain turnkey solution contracts. Unbilled receivables are not billable at the balance sheet date but are recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. Management reviews unbilled receivables and related contract provisions to ensure the Company is justified in recognizing revenue prior to billing the customer and that there is objective evidence which allows the Company to recognize such revenue.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. The Company records provisions to write down its inventory and firm, non-cancellable and unconditional purchase commitments for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about the future demand and market conditions. If actual future demand or market conditions are less favorable than those estimated by the Company, additional inventory provisions may be required.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. These estimated allowances are periodically reviewed and take into account customers’ payment history and information regarding customers’ creditworthiness that is known to the Company. If the financial condition of any of the Company’s customers were to deteriorate, resulting in their inability to make payments, the Company would need to make an additional allowance.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Management tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

Accounting for stock based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB No. 25 and Financial Accounting Standard Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” referred to as FIN 44 and in compliance with the disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” Referred to as SFAS No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair market value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 148 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and net loss per share is presented and has been determined as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss – as reported	$(3,635)	$(4,517)	$(8,084)	$(7,835)

Stock based employee compensation expense included in net loss (net of tax)	—	193	—	221
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(593)	(878)	(1,405)	(1,269)

Net loss – pro forma	$(4,228)	$(5,202)	$(9,489)	$(8,883)

Basic and diluted net loss per share – as reported	$(0.18)	$(0.17)	$(0.40)	$(0.31)

Basic and diluted net loss per share – pro forma	$(0.21)	$(0.20)	$(0.47)	$(0.35)

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

The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net income (loss) and net earnings (loss) per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies first fiscal year beginning after June 15, 2005. Thus, the Company will adopt SFASR on January 1, 2006. The new standard will require the Company to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when it is adopted in fiscal 2006.

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Its adoption is not expected to have a significant impact on the Company’s financial position or results of operations.

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

The calculation of net loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss per share, basic and diluted:
Net loss	$(3,635)	$(4,517)	$(8,084)	$(7,835)

Net loss per share, basic and diluted	$(0.18)	$(0.17)	$(0.40)	$(0.31)

Shares used in computing net loss per share, basic and diluted	20,396	26,013	20,346	25,602

Antidilutive options not included in net loss per share calculations	4,357	5,206	4,357	5,206

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss	$(3,635)	$(4,517)	$(8,084)	$(7,835)
Unrealized losses on marketable securities	(15)	3	2	(17)
Foreign currency translation adjustments	(4)	(10)	(12)	(7)

Net change in other comprehensive loss	(19)	(7)	(10)	(24)

Total comprehensive loss	$(3,654)	$(4,524)	$(8,094)	$(7,859)

NOTE 5—ACQUISITION

On January 7, 2005, the Company entered into an Agreement and Plan of Merger with CoSine Communications, Inc., referred to in this report as CoSine. The Company received formal notice from CoSine on May 17, 2005, terminating the merger agreement. As a result, the Company incurred a one time charge of $1,209 to write off the related transaction costs.

On June 1, 2005, the Company acquired 100% of the outstanding common stock of Copper Mountain for approximately $11,729. The purchase price consisted of 2,470 shares of the Company’s common stock valued in aggregate at $9,817, warrants to purchase the Company’s common stock valued at $58, acquisition related expenses consisting of legal, insurance and other professional fees of $1,503 and employee severance costs of $351. The value of the Company’s common stock was determined based on the average market price over the two day period before and after the acquisition was announced on February 11, 2005. The results of operations of Copper Mountain have been included in the consolidated statement of operations from June 1, 2005. The Company acquired Copper Mountain for its additional product and engineering resources, which are being refocused to address the Company’s expanding video market opportunities. The Company believes that the acquisition of Copper Mountain will help to accelerate the Company’s plan to address the growing number of opportunities in the market for video processing systems. During the three months ended June 30, 2005, the Company recognized revenue of $1,528 from the sale of legacy Copper Mountain’s products in backlog. The Company will honor Copper Mountain’s existing customer support agreements but does not expect significant future revenue from the sale of Copper Mountain’s historical product lines.

The Company determined the fair value of the acquired intangibles with the assistance of an independent third party appraiser using established valuation techniques. The purchase price of $11,729 exceeded the fair value of the net assets acquired of $10,057, thereby resulting in goodwill of $1,672. The allocation of the purchase price was as follows:

Current assets	$4,285
Property and equipment	706
Completed technology and patents	6,221
Goodwill	1,672

Total assets acquired	12,884
Liabilities	1,155

Total liabilities assumed	1,155

Net assets acquired	$11,729

Completed technology and patents are being amortized over a weighted average life of five years. The goodwill of $1,672 will not be deductible for tax purposes.

The following unaudited pro forma consolidated information gives effect to the acquisition of Copper Mountain as if it had occurred on January 1, 2004 and 2005 by consolidating the results of operations of Copper Mountain with the results of operations of the Company for the three and six months ended June 30, 2004 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue	$7,228	$9,822	$15,394	$17,192
Net loss	$(9,742)	$(7,667)	$(19,521)	$(16,160)
Basic and diluted net loss per share	$(0.48)	$(0.29)	$(0.96)	$(0.63)

NOTE 6—BALANCE SHEET COMPONENTS:

	December 31, 2004	June 30, 2005
Accounts Receivable:
Accounts receivable	$6,724	$8,314
Unbilled revenue	—	2,844
Allowance for doubtful accounts	(139)	(132)

	$6,585	$11,026

Inventories, net:
Finished goods	$5,038	$4,359
Raw materials	184	1,531
Allowance for excess and obsolete inventory and abandoned product	(1,228)	(1,065)

	$3,994	$4,825

Property and equipment:
Computers and software	$1,811	$2,165
Test equipment	3,169	4,596
Office equipment	56	68

	5,036	6,829
Less: accumulated depreciation	(3,162)	(3,633)

	$1,874	$3,194

Accrued liabilities:
Professional Services	$872	$1,559
Compensation	1,164	1,398
Other	288	447

	$2,324	$3,404

The Company recorded a provision for inventory within cost of goods sold totaling $0 and $20 in the three and six months ended June 30, 2005, respectively, and $21 and $995 in the three and six months ended June 30, 2004, respectively, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the end of each respective quarter in the six months ended June 30, 2004. The Company also reduced inventory costs to market value in 2004 as of the end of each respective quarter in the six months ended June 30, 2004.

Intangible and other assets:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$7,922	$(6,460)	$1,462
Contract backlog	247	(247)	—
Customer list	86	(27)	59
Maintenance contract renewals	50	(22)	28
Trademarks	315	(97)	218

	$8,620	$(6,853)	1,767

Other non-current assets			168

			$1,935

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$14,143	$(7,202)	$6,941
Contract backlog	247	(247)	—
Customer list	86	(33)	53
Maintenance contract renewals	50	(27)	23
Trademarks	315	(120)	195

	$14,841	$(7,629)	7,212

Other non-current assets			151

			$7,363

During the six months ended June 30, 2004, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate Technologies, Inc. assets in September 2001 had become impaired. As a result, the Company incurred a loss of $202 to write-off the technology.

The aggregate amortization expense for the three months ended June 30, 2004 and 2005 was $376 and $400, respectively and $772 and $775 for the six months ended June 30, 2004 and 2005.

Minimum future amortization expense as of June 30, 2005 is as follows:

Remainder of 2005	$893
2006	1,787
2007	1,726
2008	1,247
2009	1,115
2010	444

$7,212

NOTE 7—INDEBTEDNESS

Line of Credit

On September 23, 2004, the Company entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006. Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 6.0% as of June 30, 2005, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. The credit facility is collateralized by all of the Company’s assets, and contains various financial covenants. The Company had $5.0 million in outstanding borrowings under this credit facility at June 30, 2005. The maximum amount available based on the maximum percentages of eligible accounts receivable and inventory was $6,631. Subsequent to the end of the quarter, the Company repaid all the outstanding borrowings under the credit facility.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is due in full in November 2007. As of December 31, 2004 and June 30, 2005, this note payable balance, including accrued interest, was $3,816 and $3,967, respectively

NOTE 8—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases equipment and office, assembly and warehouse space under non-cancelable operating leases that expire from 2005 through 2008.

Minimum future lease payments under operating leases as of June 30, 2005 are as follows:

Remainder of 2005	$395
2006	347
2007	181
2008	19

$942

Purchase commitments

The Company had non-cancelable commitments to purchase finished goods inventory totaling $469 and $1,913 in aggregate at December 31, 2004 and June 30, 2005, respectively.

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

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including the Company, was submitted to the Court on June 14, 2004 in the In Re Initial Public Offering Securities Litigation. On February 15, 2005, the Court granted preliminary approval of the settlement, conditioned upon the parties’ modification of a proposed bar order with respect to potential contribution claims. The settlement is subject to a number of conditions, most of which are outside of the Company’s control, including approval by the Court. The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of June 30, 2005, the Company has not accrued a liability for this matter.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation

Copper Mountain, which the Company acquired on June 1, 2005, was in December 2001, along with certain of its officers and directors, named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943 alleging violations of securities law under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. As a result of the acquisition, the Company has inherited the responsibility and obligations of Copper Mountain to defend the claims in that case and the Company is exposed to any liability that may come out of the claims. The Copper Mountain action described in this paragraph like the Whalen action described above has been coordinated for pretrial purposes under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Copper Mountain action were also dismissed without prejudice pursuant to the October 9, 2002 Order of the Court approving the parties’ October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order denying Copper Mountain’s motion to dismiss. Copper Mountain entered into the same stipulation of settlement as the Company did in the Whalen action described above. The Copper Mountain stipulation of settlement is subject to the same terms, conditions and contingencies as the stipulation of settlement the Company entered into with respect to the Whalen action described above. At this time, the Company cannot estimate the amount that the Company may be required to pay the plaintiffs under a final settlement with respect to the Copper Mountain action described in this paragraph.

NOTE 9—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
United States	$3,753	$8,162	$9,154	$13,949
International:
Canada	515	350	708	735
China	11	497	31	706
Ireland	584	204	545	485
All other countries	260	461	861	852

	$5,123	$9,674	$11,299	$16,727

One customer, Enterasys Networks Ltd. accounted for 11% of the Company’s revenue for the three months ended June 30, 2004. No individual customer accounted for greater than 10% of the Company’s revenue for the three months ended June 30, 2005 or the six months ended June 30, 2004. One customer, FTC Management, Inc. accounted for 15.1% of the Company’s revenue for the six months ended June 30, 2005.

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

Revenue relating to the broadband transport and service management products was $2,016 and $1,244 for the three months ended June 30, 2004 and 2005, respectively and $3,916 and $2,386 for the six months ended June 30, 2004 and 2005, respectively. Revenue related to video processing systems was $3,107 and $6,902 for the three months ended June 30, 2004 and 2005, respectively and $7,383 and $12,813 for the six months ended June 30, 2004 and 2005, respectively. Revenue related to legacy product sales from the recently completed Copper Mountain merger was $1,528 for the quarter ended June 30, 2005.

NOTE 10—SUBSEQUENT EVENT:

On July 22, 2005, the Company completed the private sale of 5,535 shares of its common stock at a price of $2.70 per share for gross proceeds of $14,945. Net proceeds from the offering were approximately $14,100. Under the terms of the financing, the Company also issued warrants to purchase an additional 2,768 shares of its common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. The Company has the right to call the warrants in the event that the trading price of its common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide an additional $11,764 in proceeds to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between 2004 and 2007 and that this market space will continue to become more competitive, (3) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (4) our expectation that digital subscriber line or DSL technology will continue to dominate telco broadband networks for the foreseeable future, (5) our expectation that demand for our products will increase, (6) our expectation that our sales and marketing expenses will increase for the remainder of 2005, (7) our expectation that sales of broadband transport and service management products will remain flat until the expected introductions of next generation service management products for the multiple dwelling unit and enterprise market during the second half of 2005, (8) our expectation that our research and development expenses will increase during the remainder of 2005 when compared with the first half of the year and compared to 2004, (9) our expectation that capital expenditures for research and development will remain consistent throughout the remainder of 2005, (10) our expectation that capital expenditures in 2005 will be comparable to 2004 and that these capital expenditures will be funded from cash, cash equivalents and availability under the credit facility, (11) our belief that our cash and cash equivalents, availability under the credit facility as of June 30, 2005 and subsequent cash proceeds from the July 2005 common stock sale are sufficient to fund our operating activities and capital expenditure needs for the next twelve months, (12) our expectation that we will incur losses in the near future, (13) our expectation that some competitors will market some of their products for use in TV over DSL applications, (14) our anticipation that our sales and operating margins will continue to fluctuate, (15) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (16) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, and (17) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

The cautionary statements contained under the caption “Additional Risk Factors that Could Affect Our Operating Results and the Market Price of Our Stock” and other similar statements contained elsewhere in this report, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause our actual results, performance or achievements to differ from those expressed or implied by such forward-looking statements.

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

Our History

Prior to November 2002, most of our sales were derived from our broadband transport and service management products. With our November 2002 acquisition of Tektronix’s subsidiary VTC, we extended our product offerings to add video processing systems for digital TV headends and for the transmission of video signals over private and government networks. The acquisition of VTC resulted in significant changes in our business. On June 1, 2005, we acquired Copper Mountain Networks, Inc. referred to in this report as Copper Mountain, to further expand our video content processing systems product line in order to address our growing video market opportunities. This acquisition resulted in an additional research and development facility in San Diego, California, and 37 additional employees. We do not expect significant future revenue from the sale of Copper Mountain’s historical product line. With our acquisition of VTC and Copper Mountain, sales of video processing systems now represent a majority of our total revenues and will provide most of our growth opportunities in the foreseeable future.

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

Although international sales are still a material portion of our total sales, since our acquisition of VTC, international sales have represented a smaller percentage of our overall business relative to prior years. During the years ended December 31, 2002, 2003 and 2004, international sales represented 43.0%, 18.4% and 23.3% of our total sales, respectively. During the three months ended June 30, 2004 and 2005, international sales represented 26.7% and 15.6% of our total sales, respectively. During the six months ended June 30, 2004 and 2005, international sales represented 19.0% and 16.6% of our total sales, respectively.

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

The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these new technologies to maintain our market position. Digital subscriber line, or DSL, technologies use sophisticated signal blending techniques to transmit data through copper wires. The limitations on the amount of data that can be transmitted in a fixed amount of time (such limitations are referred to as bandwidth) and the distance data may be transmitted using copper wire constrain both the number of video channels that may be delivered simultaneously and the number of customers that are reachable from a telco central office over a DSL network. Emerging advancements in video compression technology are now enabling high quality video streams to be transported at lower data transfer rates than has been previously available. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. ADSL is a new technology that allows more data to be transmitted over existing copper telephone lines compared with standard DSL. Additionally, DSL advancements are emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL data transfer rates over longer distances. As our products continue to incorporate these new technological advancements, we expect the demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels. However, because of the increasing competition in the markets in which we compete, regardless of our revenue and product and service margins in future periods, we will have to continue to devote significant resources to research and development in future periods in order to continue to offer our customers competitive products that incorporate these emerging technologies. As a consequence, our research and development expenses have increased during the first half of 2005 and we expect our research and development expenses to increase for the remainder of 2005.

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

Definitions for Discussion of Results of Operations

The following is an explanation of how we employ certain concepts in our discussion of our results of operations:

•	Revenue. Revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Revenue also includes sales of our broadband transport and service management products, as well as revenue related to legacy products from the recently completed Copper Mountain merger. Since our acquisition of VTC, a large part of our revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue. If we were to sell even one less system than our forecasted number of headend sales, our revenue would be materially impacted.

•	Costs of Goods Sold. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales.

•	Sales and Marketing. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services.

•	Research and Development. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products.

•	General and Administrative. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses.

•	Amortization of Intangible Assets. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to acquisitions.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	67.3	60.1	75.9	59.6

Gross margin	32.7	39.9	24.1	40.4

Operating expenses:
Sales and marketing	37.7	28.4	34.0	31.3
Research and development	36.3	33.2	32.6	31.9
General and administrative	21.5	20.3	19.6	18.7
Impairment of intangibles	—	—	1.8	—
Amortization of intangibles	7.3	4.1	6.8	4.6

Total operating expenses	102.8	86.0	94.8	86.5

Loss from operations	(70.1)	(46.1)	(70.7)	(46.1)
Interest and other income, net	(0.9)	(0.6)	(0.9)	(0.7)

Net loss	(71.0)%	(46.7)%	(71.6)%	(46.8)%

Three and Six Months Ended June 30, 2004 and 2005

Total Revenues. Our total revenues increased to $9.7 million and $16.7 million for the three and six months ended June 30, 2005, respectively, when compared with total revenues of $5.1 million and $11.3 million for the same periods in 2004. For the three months ended June 30, 2005, our product revenue from video processing systems increased by 122.1% to $6.9 million from $3.1 million for the three months ended June 30, 2004. Included in our total revenues for the three and six months ended June 30, 2005 was revenue related to legacy product sales from the recently completed Copper Mountain merger totaling $1.5 million. We do not expect similar revenue contribution from these legacy products in future quarters. For the six months ended June 30, 2005, our product revenue from video processing systems increased by 73.5%, to $12.8 million from $7.4 million for the same period in 2004. The increases in video processing systems revenue was due primarily to the introduction of our upgraded Astria video processing systems that incorporate recent Motion Pictures Experts Group (MPEG) advanced video compression technologies or MPEG-4. Our upgraded Astria products enable our customers to address a larger percentage of their geographic market and deliver advanced video services. Sales of broadband transport and service management products decreased from $2.0 million in the second quarter of 2004 to $1.2 million in the second quarter of 2005 and decreased from $3.9 million for the six months ended June 30, 2004 to $2.4 million for the six months ended June 30, 2005. The decrease in broadband transport and service management products revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products which transmit data over telephone wires. In future quarters, we expect sales of broadband transport and service management products to increase with the introduction of our next generation service management products later in the second half of this year. Included in sales of broadband transport and service management products were sales to one customer, Enterasys Networks Ltd. which accounted for 11% of our total revenue for the three months ended June 30, 2004.

Cost of Goods Sold. For the three months ended June 30, 2005, our cost of goods sold increased by $2.4 million to $5.8 million from $3.4 million for the three months ended June 30, 2004. The increase in cost of goods sold was due to a $1.6 million increase in material costs relating to higher sales volume, an increase in freight and overhead costs of $0.3 million and the amortization of $0.5 million in backlog acquired in the Copper Mountain merger. Cost of goods sold increased by $1.4 million to $10.0 million during the six months ended June 30, 2005, from $8.6 million for the six months ended June 30, 2004. The increase in cost of goods sold was due to a $1.9 million increase in material costs and the amortization of $0.5 million in backlog acquired in the Copper Mountain merger. Included in cost of sales during the six months ended June 30, 2004 was an increase of $1.0 million in inventory reserves recorded during the first quarter of 2004.

Sales and Marketing. For the three months ended June 30, 2005, sales and marketing expense increased by $0.8 million or 42.1% to $2.7 million from $1.9 million for the three months ended June 30, 2004. The $0.8 million increase was due to a $0.4 million increase in personnel related costs, $0.3 million increase in promotion and product demonstration expenses, and $0.1 million in travel expenditures. For the six months ended June 30, 2005 sales and marketing expense increased to $5.2 million from $3.8 million for the six months ended June 30, 2004. The $1.4 million increase is due to a $0.9 million increase in personnel related costs, $0.1 million in contractor and outside services, and $0.4 million in promotion expenses.

Research and Development. For the three months ended June 30, 2005, our research and development expense increased by 72.9% to $3.2 million from $1.9 million for the three months ended June 30, 2004. The $1.4 million increase in our research and development expense for the second quarter of 2005 when compared with the same period in 2004 was due to an increase of $0.6 million in personnel related costs related in part to our recently completed Copper Mountain merger, $0.1 million in outside service costs, and $0.7 million in purchases of materials. With the additional personnel and research and development facility acquired from the Copper Mountain merger, we expect that our research and development expenses will increase during the remainder of 2005 when compared with the first half of the year. Research and development expense increased by $1.7 million to $5.3 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004. The $1.7 million increase was due to an increase of $0.8 million in personnel related costs, and $0.9 million in purchases of materials. Our capital expenditures for research and development were $0.2 million and $19,000 for the three months ended June 30, 2005 and 2004, respectively and $0.4 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively. We expect capital expenditures for research and development to remain consistent throughout the remainder of 2005.

General and Administrative. For the three months ended June 30, 2005 general and administrative expense increased 78.8% to $2.0 million from $1.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expense increased to $3.1 million from $2.2 million for the six months ended June 30, 2004. The increase of $0.9 million was due to a $1.2 million one-time write off of costs relating to CoSine’s termination of the proposed merger and an increase in personnel related costs of $0.1 million partially offset by bad debt recoveries of $0.4 million.

Impairment of Intangible Assets. During the first quarter of 2004, we determined that certain of the technology acquired as part of the purchase of the ViaGate Technology assets had become impaired. As a result, we recorded an impairment charge of $0.2 million to write off the book value of the intangible assets associated with this technology.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of intangibles related to the acquisitions of Xstreamis Limited in 2000, VTC in 2002 and Copper Mountain in the second quarter of 2005. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three and six months ended June 30, 2005 and 2004, amortization of intangible assets remained consistent at $0.4 million and $0.8 million respectively.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the three and six months ended June 30, 2005 and 2004, our interest and other income remained flat at $50,000 and $0.1 million, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $10.4 million at June 30, 2005 compared with $12.4 million at December 31, 2004, reflecting a net reduction of $2.1 million.

Cash used in operating activities was $7.6 million for the six months ended June 30, 2005, compared with $5.2 million for the six months ended June 30, 2004. The increased cash used in operating activities was primarily due to an increase in accounts receivable resulting from higher revenue in the second quarter of 2005 and an increase in unbilled receivables.

Cash provided by investing activities was $0.4 million for the six months ended June 30, 2005, compared with cash used of $0.8 million for the six months ended June 30, 2004. Net cash acquired from the Copper Mountain acquisition was $1.6 million, consisting of cash acquired of $3.1 million offset by legal, insurance and other professional fees of $1.5 million. Additions to property and equipment were $1.1 million in the six months ended June 30, 2005, compared with $0.8 million in the six months ended June 30, 2004, primarily reflecting an increased investment in research and development assets. In total we expect capital expenditures for 2005 to be comparable to 2004. We expect these capital expenditures to be funded from cash, cash equivalents and availability under the credit facility.

Cash from financing activities was $5.1 million in the six months ended June 30, 2005, compared with $0.3 for the six months ended June 30, 2004. The increase is due to the proceeds from the line of credit which was repaid subsequent to June 30, 2005.

The following table sets forth our contractual obligations as of June 30, 2005:

	Payments due by period
Contractual Obligations	Total	Remainder of 2005	2006 to 2007	2008 to 2009	Thereafter
Line of Credit	$5,000	$5,000	$—	$—	$—
Long-Term Debt Obligations	3,967	—	3,967	—	—
Operating Lease Commitments	942	395	528	19	—
Purchase Obligations	1,913	1,913	—	—	—

Total	$11,822	$7,308	$4,495	$19	$—

On September 23, 2004, we entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006. Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 6.0% as of June 30, 2005, plus 0.5%. The rate may increase by 1.0% if we do not meet certain financial covenants. The credit facility is collateralized by all of our assets, and contains various financial covenants. We had $5.0 million in outstanding borrowings under this credit facility at June 30, 2005. The maximum amount available based on the maximum percentages of eligible accounts receivable and inventory was $6.6 million. Subsequent to the end of the quarter, we repaid all the outstanding borrowings under this credit facility.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is due in full. Principal and accrued interest on the note payable is $4.0 million at June 30, 2005. Accrued interest in the six months ended June 30, 2005 was $0.2 million.

We have incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2005, we incurred a net loss of $7.8 million, negative cash flows from operating activities of $7.6 million, and have an accumulated deficit of $303.3 million.

In July 2005, we completed the sale of 5,535,000 shares of our common stock at a price of $2.70 per share for gross proceeds of $14.9 million. Net proceeds from the offering were approximately $14.1 million. Under the terms of the sale, we also issued warrants to purchase an additional 2.8 million shares of our common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. We also have the right to call the warrants in the event that the trading price of our common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide us an additional $11.8 million in cash.

We believe that the cash and cash equivalents and the availability under the credit facility as of June 30, 2005 combined with the cash proceeds from the July 2005 common stock sale are sufficient to fund our operating activities and capital expenditure needs for the next twelve months. However, in the event that general economic conditions worsen, we may require additional cash to fund our operations. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

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

Product revenue is also generated from the sale of video processing component products the sale of broadband transport and service management products and the sale of certain legacy products acquired with the Copper Mountain merger. We sell these products through our own direct sales channels and also through distributors.

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

In the case of software arrangements that require significant production, modification or customization of software, which encompasses all of our turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the PCS element of the multi-element arrangement, for which we have established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of-completion method, as stipulated by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. In connection with these contracts, we may perform the work prior to when the revenue is billable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination. In connection with certain of our contracts, we have recorded unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

For direct sales of video processing systems component products not included as part of turnkey solutions and the direct sale of broadband transport and service management products, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Management must make significant management judgments and estimates in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We sell to customers with which we have a history of successful collection and to new customers for which such history may not exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, no credit is extended and revenue is recognized on a cash-collected basis, after shipment has occurred or the revenue has been earned under the percentage-of-completion method.

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

Unbilled Receivables. Unbilled receivables (costs and estimated profit in excess of billings) may be recorded in connection with certain turnkey solution contracts. Unbilled receivables are not billable at the balance sheet date but are recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for first fiscal years beginning after June 15, 2005. We will adopt SFAS 123R on January 1, 2006. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways—the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123R will have on our financial position and results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2006.

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Its adoption is not expected to have a significant impact on our financial position or results of operations.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of June 30, 2005, we had an accumulated deficit of $303.3 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenses. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve and maintain profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

Each sale of our digital headend systems represents a significant portion of our revenue for any given quarter. Our failure to meet our quarterly forecast of sales of digital headend systems in any given quarter could have a material adverse impact on our financial results for a given quarter.

Since we acquired VTC in November 2002, a large part of our quarterly revenue is associated with the sale of digital headend systems. Each sale represents a significant portion of our revenue for each quarter. We base our operating forecast on our historical sales. Because of the high cost per unit of our digital headend systems, if we were to sell even one less system than our forecasted number of headend sales per quarter, such a decrease in sales would have a material and adverse impact on our revenue for that quarter.

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

Our competition in the market for video transmission processing products primarily comes from small private companies such as SkyStream Networks and public companies such as Optibase Inc. and Tandberg Television that, together, offer a wide array of products with special features and functions. Our broadband transport and service management business tends to compete against public, private and foreign network equipment companies.

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

Over the last 12 quarters, our revenue per quarter has fluctuated between $9.7 million and $2.0 million. Over the same periods, our losses from operations as a percentage of revenue have fluctuated between approximately 5.2% and 691.0% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

The markets for video content processing, transmission and high-speed data access systems are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end-user requirements and evolving industry standards. To remain competitive, we must continually improve the performance, features and reliability of our products. For example, advances in compression technology are leading the video content processing industry to begin the transition to next generation compression standards. These advances will allow for further reductions in the bandwidth required to deliver standard definition video channels and introduce the possibility of delivering high-definition television over asymmetric digital subscriber lines, or ADSL, for the first time. ADSL is a new technology that allows more data to be transmitted over copper telephone lines than standard DSL. Further advances in compression technology, or the emergence of new industry standards would require that we further redesign our products to incorporate, and remain compatible with, emerging technologies and industry standards.

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

Sales to customers outside of the United States accounted for approximately 43.0%, 18.4% and 23.3% of revenue for the years ended December 31, 2002, 2003 and 2004, respectively and 19.0% and 16.6% for the six months ended June 30, 2004 and 2005, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

Design defects in our products could harm our reputation, revenue and profitability.

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

The telecommunications and data communications industries are characterized by the existence of extensive patent portfolios and frequent intellectual property litigation. From time to time, we have received, and may in the future receive, claims that we are infringing third parties’ intellectual property rights. Any present or future claims, with or without merit, could be time-consuming, result in costly litigation, divert management time and attention and other resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us. In addition, any such litigation could force us to cease selling or using certain products or services, or to redesign such products or services. Further, we may in the future, initiate claims or litigation against third-parties for infringement of our intellectual property rights or to determine the scope and validity of our intellectual property rights or those of competitors. Such litigation could result in substantial costs and diversion of resources. Any of the foregoing could have an adverse effect upon our revenue, profitability, reputation or growth strategy.

If we fail to provide our customers with adequate and timely customer support, our relationships with our customers could be damaged, which would harm our revenue and profitability.

Our ability to achieve our planned sales growth and retain customers will depend in part on the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers, could prevent us from gaining new customers and could harm our revenue and profitability.

Failure to integrate acquired businesses into our operations successfully could adversely affect our business.

As part of our strategy to develop and identify new products and technologies, we have made acquisitions, such as our recent acquisition of Copper Mountain. We are likely to make more acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that any of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	absence of adequate internal controls or presence of significant fraud in the financial systems of acquired companies;

•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•	our ability to retain key employees; and

•	the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving cost savings and effectively combining technologies to develop new products.

These factors, among others, will affect whether our recent and proposed acquisitions are successfully integrated into our business. Additionally, any future acquisitions may also result in potentially dilutive issuances of our equity securities, acquisition or divestiture related write-offs and the assumption of debt and contingent liabilities. If we fail to integrate acquired businesses into our operations successfully, we may be unable to achieve our revenue, profitability, operations, strategic goals and our competitive position in the marketplace could suffer.

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

If material weaknesses in our internal control over financial reporting were to develop (such as those that our independent registered public accounting firm identified in January 2004) and we were unable to remedy such weaknesses in an effective and timely manner, such weaknesses could materially and adversely affect our ability to provide the public with timely and accurate material information about Tut Systems.

In January 2004, our independent registered public accounting firm identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our chief executive officer and chief financial officer determined that, as of December 31, 2003, our disclosure controls and procedures were not effective to record, process, summarize and report information required to be reported within the time periods specified by the SEC and accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely discussions regarding required disclosure. These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting. We believe that we have fully addressed these issues, and, therefore, our chief executive officer’s and chief financial officer’s evaluation of our disclosure controls and procedures as of June 30, 2005 concluded that they were effective. (See Item 9A of our Form 10-K for the year ended December 31, 2004 as filed with the SEC for further discussion of these weaknesses as well as for our chief executive officer’s and chief financial officer’s evaluation as of December 31, 2004.) In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder. Material weaknesses in our internal control over financial reporting and our disclosure controls and procedures would hinder the flow of timely and accurate information to investors. If such material weaknesses were to develop and we did not address them in a timely matter, investors might sell our shares and industry analysts might either make incorrect recommendations about Tut Systems or else end coverage of Tut Systems altogether, any of which results could harm our reputation and adversely impact our share price.

We are currently engaged in a securities class action lawsuit which, if it were to result in an unfavorable resolution, could adversely affect our reputation, profitability and share price.

        We are currently engaged as a defendant in a lawsuit (i.e., Whalen v. Tut Systems, Inc. et al. ) that alleges securities law violations against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. Additionally, our subsidiary Copper Mountain , which we acquired on June 1, 2005, was in December 2001, along with certain of its officers and directors, named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943 alleging violations of securities laws under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. As a result of the acquisition, we have inherited the responsibility and obligations of Copper Mountain to defend the claims in that case and we are exposed to any liability that may come out of the claims. The Whalen action described and the Copper Mountain action are being coordinated with approximately 300 suits before United States District Judge Shira Scheindlin of the Southern District of New York under the matter In re Initial Public Offering Securities Litigation. While we have reached a settlement with the plaintiffs in the Whalen lawsuit, and prior to the acquisition Copper Mountain reached a settlement in the Copper Mountain action, the settlements are subject to certain contingencies, including court approval of the terms of settlements. If the court does not approve the settlements, or any other applicable contingencies are not resolved or otherwise addressed, we would be required to resume litigation in these matters.

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

Our stock price is volatile, and, if you invest in Tut Systems, you may suffer a loss of some or all of your investment.

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

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents and from our variable rate credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at June 30, 2005. We do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

We have no investments, nor are any of our significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the second quarter of fiscal year 2005 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including the Company, was submitted to the Court in the In Re Initial Public Offering Securities Litigation. On February 15, 2005, the Court granted preliminary approval of the settlement, conditioned upon the parties’ modification of a proposed bar order with respect to potential contribution claims. The settlement is subject to a number of conditions, most of which are outside of the Company’s control, including approval by the Court. The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of June 30, 2005, we have not accrued a liability for this matter.

In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation

Copper Mountain, which we acquired on June 1, 2005, was in December 2001, along with certain of its officers and directors, named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943 alleging violations of securities laws under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. As a result of the acquisition, we have inherited the responsibility and obligations of Copper Mountain to defend the claims in that case and we are exposed to any liability that may come out of the claims. The Copper Mountain action described in this paragraph, like the Whalen action described above, has been coordinated for pretrial purposes under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Copper Mountain action were also dismissed without prejudice pursuant to the October 9, 2002 Order of the Court approving the parties’ October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order denying Copper Mountain’s motion to dismiss. Copper Mountain entered into the same stipulation of settlement as we did in the Whalen action described above. The Copper Mountain stipulation of settlement is subject to the same terms, conditions and contingencies as the stipulation of settlement we entered into with respect to the Whalen action described above. At this time, we cannot estimate the amount that we may be required to pay the plaintiffs under a final settlement with respect to the Copper Mountain action described in this paragraph.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 22, 2005, the Company completed a private placement of 5,535,000 newly-issued common shares to accredited investors at a price of $2.70 per share, for net proceeds of approximately $14.1 million. Under the terms of the financing, the Company also issued warrants to purchase an additional 2,768,000 shares of its common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. The Company has the right to call the warrants in the event that the trading price of its common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide an additional $11,764,000 in proceeds to the Company.

The sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Under the terms of the agreement between the Company and the accredited investors, the Company agreed to file a Registration Statement on Form S-3 with the SEC to register for resale the 5,535,000 common shares issued in the financing as well as the 2,768,000 common shares to be issued upon exercise of the warrants. The accredited investors that will be named as Selling Stockholders in the Registration Statement on Form S-3 will be Greenway Capital and certain of its affiliates, Bonanza Master Fund, and Special Situations Fund and certain of its affiliates. The Selling Shareholder table that will be filed as part of the registration statement is incorporated by reference into this Item 2 of Part II of this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders, referred to as the Annual Meeting, was held on June 20, 2005. At the Annual Meeting, stockholders voted on five matters: (i) the election of one Class I directors for a term of three years expiring in 2008, and (ii) the approval to increase the maximum number of shares of common stock that may be issued under the 1999 nonstatutory stock option plan by 500,000 (iii) the approval to increase the maximum number of shares of common stock that may be issued under the 1998 stock option plan by 500,000 (iv) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, and (v) the approval of an adjournment or postponement of the annual meeting, if necessary. The stockholders elected management’s nominee as the Class I director in an uncontested election, approved the increase in shares of common stock under both the 1999 nonstatutory plan and the 1998 stock plan, ratified the appointment of the registered public accounting firm and approved the adjournment or postponement of the annual meeting by the following votes, respectively:

(i)	Election of the Class I director for a term expiring in 2008:

	Votes For	Votes Against	Votes Abstained	Broker Non Votes
Clifford Higgerson	13,607,085	749,333	—	—

The Company’s Board of Directors is currently comprised of five members who are divided into three classes with overlapping three year terms. The remaining directors whose term of office continued after the meeting are Salvatore D’Auria, Neal Douglas, George Middlemas, and Roger H. Moore.

(ii)	Approval to increase the maximum number of shares of common stock that may be issued under the 1999 nonstatutory stock option plan by 500,000:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
13,301,851	1,027,528	27,038	—

(iii)	Approval to increase the maximum number of shares of common stock that may be issued under the 1998 stock option plan by 500,000:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
12,745,224	1,584,155	27,038	—

(iv)	Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
14,281,636	57,709	17,073	—

(v)	Approval of a postponement or adjournment of the annual meeting:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
12,832,435	1,324,393	199,590	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

1.1	Underwriting Agreement between the Company, Needham & Company, Inc. and Merriman Curhan Ford & Co., dated October 7, 2004 (11)

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(7)

2.3	Agreement and plan of Merger and Reorganization with Copper Mountain Networks, Inc. (12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect. (4)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.8	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.12*	Executive Retention and Change of Control Plan.(5)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(5)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(5)

10.15*	1999 Non-Statutory Stock Option Plan(6)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(8)

Exhibit Number	Description

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(8)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

10.19	Loan and Security Agreement (10)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(5)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(8)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002, addendum attached herewith.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K dated October 8, 2004.

(12)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

*	Indicates management contracts or compensatory plans and arrangements.

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

Date: August 2, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement between the Company, Needham & Company, Inc. and Merriman Curhan Ford & Co., dated October 7, 2004 (11)

2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(7)

2.3	Agreement and plan of Merger and Reorganization with Copper Mountain Networks, Inc. (12)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company, as currently in effect. (4)

4.1	Specimen Common Stock Certificate.(1)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(1)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(1)

10.3*	1998 Employee Stock Purchase Plan, as amended.(2)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(3)

10.5	American Capital Marketing, Inc. 401(k) Plan.(1)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(1)

10.8	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(1)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(1)

10.12*	Executive Retention and Change of Control Plan.(6)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(6)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(6)

10.15*	1999 Non-Statutory Stock Option Plan(7)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(8)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley.(5)

10.19	Loan and Security Agreement (10)

Exhibit Number	Description

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(5)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(8)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002, addendum attached herewith.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K dated October 8, 2004.

(12)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

*	Indicates management contracts or compensatory plans and arrangements.