Form 10-Q
period 2005-09-30
TUT SYSTEMS INC
filed 2005-10-27
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 26, 2005, 33,359,226 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,440	$17,613
Accounts receivable, net of allowance for doubtful accounts of $139 and $114 in 2004 and 2005, respectively	6,585	14,483
Inventories, net	3,994	6,399
Prepaid expenses and other	1,137	1,371

Total current assets	24,156	39,866
Property and equipment, net	1,874	3,377
Goodwill	—	1,672
Intangibles and other assets	1,935	6,715

Total assets	$27,965	$51,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$7,000
Accounts payable	2,221	3,812
Accrued liabilities	2,324	5,855
Deferred revenue	226	480

Total current liabilities	4,771	17,147
Note payable and other long term liabilities	3,816	4,156

Total liabilities	8,587	21,303

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2004 and 2005, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 25,180 and 33,341 shares issued and outstanding in 2004 and 2005, respectively	25	33
Additional paid-in capital	315,006	339,451
Deferred compensation	—	(28)
Accumulated other comprehensive loss	(140)	(179)
Accumulated deficit	(295,513)	(308,950)

Total stockholders’ equity	19,378	30,327

Total liabilities and stockholders’ equity	$27,965	$51,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue	$6,672	$10,039	$17,972	$26,766
Cost of goods sold	4,462	7,863	13,980	18,572

Gross profit	2,210	2,176	3,992	8,194

Operating expenses:
Sales and marketing	2,001	2,663	5,838	7,895
Research and development	1,844	3,892	5,526	9,229
General and administrative	1,044	1,063	3,260	4,187
Restructuring costs	—	130	—	130
Amortization of intangible assets	16	18	48	51

Total operating expenses	4,905	7,766	14,672	21,492

Loss from operations	(2,695)	(5,590)	(10,680)	(13,298)
Interest and other (expense), net	(48)	(10)	(148)	(139)

Net loss	$(2,743)	$(5,600)	$(10,828)	$(13,437)

Net loss per share, basic and diluted (Note 3)	$(0.13)	$(0.17)	$(0.53)	$(0.48)

Shares used in computing net loss per share, basic and diluted (Note 3)	20,453	32,042	20,361	27,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(10,828)	$(13,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	972	843
Provision for (recovery of) doubtful accounts	5	(25)
Provision for excess and obsolete inventory and abandoned products	1,397	820
Impairment of intangibles	202	192
Amortization of intangibles	1,148	1,223
Deferred interest on note payable	220	226
Non cash compensation	—	248
Change in operating assets and liabilities, net of business acquired:
Accounts receivable	1,935	(7,810)
Inventories	(1,663)	(2,692)
Prepaid expenses and other assets	(605)	380
Accounts payable and accrued liabilities	444	3,860
Deferred revenue	(92)	154

Net cash used in operating activities	(6,865)	(16,018)

Cash flows from investing activities:
Acquisition of Copper Mountain, net of cash acquired	—	1,529
Purchase of property and equipment	(1,143)	(1,640)

Net cash used in investing activities	(1,143)	(111)

Cash flows from financing activities:
Proceeds from line of credit	2,562	7,000
Proceeds from issuances of common stock, net	329	14,302

Net cash provided by financing activities	2,891	21,302

Net decrease in cash and cash equivalents	(5,117)	5,173
Cash and cash equivalents, beginning of period	14,370	12,440

Cash and cash equivalents, end of period	$9,253	$17,613

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the nine months ended September 30, 2005, the Company incurred a net loss of $13,437 and negative cash flows from operating activities of $16,018, and has an accumulated deficit of $308,948 at September 30, 2005. Management believes that its cash and cash equivalents and availability under the credit facility as of September 30, 2005 are sufficient to fund its operating activities and capital expenditure needs for the next twelve months. However, in the event that the Company does not meet its revenue and earnings expectations, the Company may require additional cash to fund operations. Failure to generate positive cash flow in the future would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments and purchase accounting adjustments in relation to the acquisition of Copper Mountain on June 1, 2005, necessary to state fairly the Company’s financial position as of December 31, 2004 and September 30, 2005, its results of operations for the three and nine months ended September 30, 2004 and 2005 and its cash flows for the nine months ended September 30, 2004 and 2005. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on May 2, 2005. The balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2005.

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

For direct sales of video processing systems component products not included as part of turnkey solutions, direct sale of broadband transport and service management products and the direct sales of legacy products acquired with the Copper Mountain merger, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Management must make significant management judgments and estimates in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility of the arrangement fee. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company sells to customers with which the Company has a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash-collected basis, after shipment has occurred or the revenue has been earned under the percentage-of-completion method.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. These estimated allowances are periodically reviewed and take into account customers’ payment history and information regarding customers’ creditworthiness that is known to the Company. If the financial condition of any of the Company’s customers were to deteriorate, resulting in their inability to make payments, the Company would need to record an additional allowance.

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

During the nine months ended September 30, 2004, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate Technologies, Inc. assets in September 2001 had become impaired. As a result, the Company incurred a loss of $202 to write-off the technology. During the three and nine months ended September 30, 2005, the Company determined that certain of the technology acquired as part of the VTC acquisition in November 2002 had become impaired. As a result, the Company incurred a loss of $192 to write-off the technology. Both of these impairment charges have been recorded in cost of goods sold in the statement of operations.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss – as reported	$(2,743)	$(5,600)	$(10,828)	$(13,437)

Stock based employee compensation expense included in net loss (net of tax)	—	27	—	249
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(497)	(503)	(1,902)	(1,550)

Net loss – pro forma	$(3,240)	$(6,076)	$(12,730)	$(14,738)

Basic and diluted net loss per share – as reported	$(0.13)	$(0.17)	$(0.53)	$(0.48)

Basic and diluted net loss per share – pro forma	$(0.16)	$(0.19)	$(0.63)	$(0.53)

The fair value of options issued pursuant to the option plans and at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company is currently evaluating the impact that SAB 107 will have on its results of operations when it is adopted in fiscal 2006.

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

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. Amortization of intangible assets relating to completed technology and patents have been reclassified from operating expenses to cost of goods sold. This reclassification did not affect cash flows, financial position or the net loss.

NOTE 3—NET LOSS PER SHARE:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options and warrants were not included in the computation of diluted net loss per share because the effect would be antidilutive.

The calculation of net loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss per share, basic and diluted:
Net loss	$(2,743)	$(5,600)	$(10,828)	$(13,437)

Net loss per share, basic and diluted	$(0.13)	$(0.17)	$(0.53)	$(0.48)

Shares used in computing net loss per share, basic and diluted	20,453	32,042	20,361	27,773

Antidilutive options and warrants not included in net loss per share calculations	4,320	7,574	4,320	7,574

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss	$(2,743)	$(5,600)	$(10,828)	$(13,437)
Unrealized losses on marketable securities	(43)	(10)	(41)	(27)
Foreign currency translation adjustments	(8)	(5)	(20)	(12)

Net change in other comprehensive loss	(51)	(15)	(61)	(39)

Total comprehensive loss	$(2,794)	$(5,615)	$(10,889)	$(13,476)

NOTE 5—ACQUISITION

On January 7, 2005, the Company entered into an Agreement and Plan of Merger with CoSine Communications, Inc., referred to in this report as CoSine. The Company received formal notice from CoSine on May 17, 2005, attempting to terminate the merger agreement. In May 2005, the Company incurred a one time charge of $1,209 to write off the related transaction costs, reflected in the statement of operations for the second quarter of 2005.

On June 1, 2005, the Company acquired 100% of the outstanding common stock of Copper Mountain for approximately $11,729. The purchase price consisted of 2,470 shares of the Company’s common stock valued in aggregate at $9,817, warrants to purchase the Company’s common stock valued at $58, acquisition related expenses consisting of legal, insurance and other professional fees of $1,503 and employee severance costs of $351. The value of the Company’s common stock was determined based on the average market price over the two day period before and after the acquisition was announced on February 11, 2005. The results of operations of Copper Mountain have been included in the consolidated statement of operations from June 1, 2005. The Company acquired Copper Mountain for its additional product and engineering resources, which are being refocused to address the Company’s expanding video market opportunities. The Company believes that the acquisition of Copper Mountain is accelerating the Company’s plans to address the growing number of opportunities in the market for video processing systems. During the nine months ended September 30, 2005, the Company recognized revenue of $2,225 from the sale of legacy Copper Mountain’s products in backlog. The Company will honor Copper Mountain’s existing customer support agreements but does not expect significant future revenue from the sale of Copper Mountain’s historical product lines.

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

Completed technology and patents are being amortized over a weighted average life of five years. The amortization has been included in cost of goods sold. The goodwill of $1,672 will not be deductible for tax purposes.

The following unaudited pro forma consolidated information gives effect to the acquisition of Copper Mountain as if it had occurred on January 1, 2004 and 2005 by consolidating the results of operations of Copper Mountain with the results of operations of the Company for the three and nine months ended September 30, 2004 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue	$8,486	$10,039	$23,880	$27,231
Net loss	$(6,326)	$(5,600)	$(25,847)	$(21,762)
Basic and diluted net loss per share	$(0.31)	$(0.17)	$(1.27)	$(0.78)

NOTE 6—BALANCE SHEET COMPONENTS:

	December 31, 2004	September 30, 2005
Accounts receivable:
Accounts receivable	$6,724	$10,388
Unbilled receivables	—	4,209
Allowance for doubtful accounts	(139)	(114)

	$6,585	$14,483

Inventories, net:
Finished goods	$5,038	$6,964
Raw materials	184	1,151
Allowance for excess and obsolete inventory and abandoned product	(1,228)	(1,716)

	$3,994	$6,399

Property and equipment:
Computers and software	$1,811	$2,344
Test equipment	3,169	4,953
Office equipment	56	68

	5,036	7,365
Less: accumulated depreciation	(3,162)	(3,988)

	$1,874	$3,377

Accrued liabilities:
Provision for purchase commitments	$503	$3,251
Professional services	369	624
Compensation	1,164	1,494
Other	288	486

	$2,324	$5,855

The Company recorded a provision for inventory within cost of goods sold totaling $800 and $820 in the three and nine months ended September 30, 2005, respectively, and $402 and $1,397 in the three and nine months ended September 30, 2004, respectively, related to the costs of raw materials and finished goods in excess of what the Company reasonably expected to sell in the foreseeable future as of the end of each respective quarter in the nine months ended September 30, 2005 and 2004.

Intangible and other assets:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$7,922	$(6,460)	$1,462
Contract backlog	247	(247)	—
Customer list	86	(27)	59
Maintenance contract renewals	50	(22)	28
Trademarks	315	(97)	218

	$8,620	$(6,853)	1,767

Other non-current assets			168

			$1,935

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Intangible and other assets:
Completed technology and patents	$13,681	$(7,363)	$6,318
Contract backlog	247	(247)	—
Customer list	86	(36)	50
Maintenance contract renewals	50	(29)	21
Trademarks	315	(131)	184

	$14,379	$(7,806)	6,573

Other non-current assets			142

			$6,715

During the three months ended September 30, 2005, the Company determined that certain of its technology acquired as part of the VTC acquisition in November 2002, had become impaired. As a result, the Company incurred a loss of $192 to write-off the technology. During the nine months ended September 30, 2004, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate Technologies, Inc. assets in September 2001 had become impaired. As a result, the Company incurred a loss of $202 to write-off the technology. The losses have been included in cost of goods sold.

The aggregate amortization expense for the three months ended September 30, 2004 and 2005 was $376 and $447, respectively and $1,148 and $1,223 for the nine months ended September 30, 2004 and 2005. Amortization expense included in cost of goods sold was $360 and $429 for the three months ended September 30, 2004 and 2005, respectively and $1,100 and $1,172 for the nine months ended September 30, 2004 and 2005, respectively.

Minimum future amortization expense as of September 30, 2005 is as follows:

Remainder of 2005	$424
2006	1,694
2007	1,649
2008	1,247
2009	1,115
2010	444

$6,573

NOTE 7—INDEBTEDNESS

Line of Credit

On September 23, 2004, the Company entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006. Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 6.75% as of September 30, 2005, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. The credit facility is collateralized by all of the Company’s assets, and contains various financial covenants. The Company had $7.0 million in outstanding borrowings under this credit facility at September 30, 2005. The maximum amount available based on the maximum percentages of eligible accounts receivable and inventory was $7.0 million. The Company was in compliance with all covenants at September 30, 2005.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is due in full in November 2007. As of December 31, 2004 and September 30, 2005, this note payable balance, including accrued interest, was $3,816 and $4,042, respectively.

NOTE 8—RESTRUCTURING

In September 2005, the Company announced a restructuring program that included a workforce reduction. As a result of this restructuring program, the Company recorded restructuring costs of $130 consisting of severance payments. As of September 30, 2005, there were $55 of costs remaining to be paid in the fourth quarter of 2005.

NOTE 9—EQUITY FINANCING

On July 22, 2005, the Company completed the private sale of 5,535 shares of its common stock at a price of $2.70 per share for gross proceeds of $14,945. Net proceeds from the offering after issuance costs of $885 were approximately $14,060. Under the terms of the financing, the Company also issued warrants to purchase an additional 2,767 shares of its common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. The Company has the right to call the warrants in the event that the trading price of its common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide an additional $11,760 in proceeds to the Company. Of the net proceeds of $14,060, $5 was recorded as common stock and $14,055 was recorded as additional paid in capital. This additional paid in capital consists of $9,980 additional paid in capital common stock and $4,075 additional paid in capital for warrants.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases equipment and office, assembly and warehouse space under non-cancelable operating leases that expire from 2005 through 2008. The Company also leases certain office equipment under capitalized lease obligations that expire in 2008.

Minimum future lease payments under operating leases as of September 30, 2005 are as follows:

	Operating Leases	Capital Leases
Remainder of 2005	$255	$15
2006	933	59
2007	782	59
2008	19	44

	$1,989	$177

Less amount representing interest		(9)

		168
Less current portion		(54)

		$114

Included in office equipment is capitalized lease equipment of $168 with negligible accumulated amortization.

Purchase commitments

The Company had non-cancelable commitments to purchase finished goods inventory totaling $469 and $998 in aggregate at December 31, 2004 and September 30, 2005, respectively.

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

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including the Company, was submitted to the Court on June 14, 2004 in the In Re Initial Public Offering Securities Litigation. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, most of which are outside of the Company’s control, including final approval by the Court. The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or all of its share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of September 30, 2005, the Company has not accrued a liability for this matter.

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

In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation

Copper Mountain, which the Company acquired on June 1, 2005, was in December 2001, along with certain of its officers and directors, named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943 alleging violations of securities law under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. As a result of the acquisition, the Company has inherited the responsibility and obligations of Copper Mountain to defend the claims in that case and the Company is exposed to any liability that may come out of the claims. The Copper Mountain action described in this paragraph like the Whalen action described above has been coordinated for pretrial purposes under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Copper Mountain action were also dismissed without prejudice pursuant to the October 9, 2002 Order of the Court approving the parties’ October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order granting in part and denying in part Copper Mountain’s motion to dismiss. Thereafter, Copper Mountain entered into the same stipulation of settlement as the Company did in the Whalen action described above. The Copper Mountain stipulation of settlement is subject to the same terms, conditions and contingencies as the stipulation of settlement the Company entered into with respect to the Whalen action described above. At this time, the Company cannot estimate the amount that the Company may be required to pay the plaintiffs under a final settlement with respect to the Copper Mountain action described in this paragraph, but believes that any such amount will be covered under Copper Mountain’s applicable insurance policies.

NOTE 11—SEGMENT INFORMATION:

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
United States	$4,971	$7,330	$14,125	$21,278
International:
Canada	465	609	1,279	1,344
China	390	1,149	421	1,855
Ireland	472	2	1,201	487
Qatar	—	704	—	713
All other countries	374	245	946	1,089

	$6,672	$10,039	$17,972	$26,766

Cavalier Telephone accounted for 17% and Huawei Technologies Company Ltd. accounted for 10% of the Company’s revenue for the three months ended September 30, 2005. One customer, FTC Management, Inc. accounted for 11% of the Company’s revenue for the nine months ended September 30, 2005. No customer accounted for greater than 10% of the Company’s revenue for the three and nine months ended September 30, 2004.

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

Revenue related to video processing systems was $4,961 and $8,098 for the three months ended September 30, 2004 and 2005, respectively and $12,257 and $20,911 for the nine months ended September 30, 2004 and 2005, respectively. Revenue relating to the broadband transport and service management products was $1,711 and $1,228 for the three months ended September 30, 2004 and 2005, respectively, and $5,715 and $3,630 for the nine months ended September 30, 2004 and 2005, respectively. Revenue related to legacy product sales from the recently completed Copper Mountain merger was $713 and $2,225 for the three and nine months ended September 30, 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1) our belief that video products will provide most of our growth opportunities for the foreseeable future, (2) our belief that the number of telco video subscribers will grow significantly between 2005 and 2009 and that this market space will continue to become more competitive, (3) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (4) our expectation that demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels, (5) our expectation that our sales and marketing expenses will increase for the remainder of 2005, (6) our expectation that sales of broadband transport and service management products will increase upon the expected introductions of next generation service management products for the multiple dwelling unit and enterprise market expected late during the fourth quarter of the year, (7) our expectation that our research and development expenses will decrease during the remainder of 2005 when compared with the third quarter of the year, (8) our expectation that capital expenditures for research and development will remain consistent throughout the remainder of 2005, (9) our expectation that capital expenditures in 2005 will be comparable to 2004 and that these capital expenditures will be funded from cash, cash equivalents and availability under the credit facility, (10) our belief that our cash and cash equivalents, and availability under the credit facility as of September 30, 2005 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months, (11) our expectation that we will incur losses in the near future, (12) our expectation that some competitors will market some of their products for use in TV over DSL applications, (13) our anticipation that our sales and operating margins will continue to fluctuate, (14) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, and (15) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue.

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

Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, no we can not assure you that we will attain such expectations or that any deviations will not be material. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein or reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our History

Prior to November 2002, most of our sales were derived from our broadband transport and service management products. With our November 2002 acquisition of Tektronix’s subsidiary VTC, we extended our product offerings to add video processing systems for digital TV headends and for the transmission of video signals over private and government networks. The acquisition of VTC resulted in significant changes in our business. On June 1, 2005, we acquired Copper Mountain Networks, Inc. referred to in this report as Copper Mountain, to further expand our video content processing systems product line in order to address our growing video market opportunities. This acquisition resulted in an additional research and development facility in San Diego, California, and 37 additional employees. Long term, we do not expect significant future revenue from the sale of Copper Mountain’s historical product line. Sales of video processing systems represent a majority of our total revenues and will provide most of our growth opportunities in the foreseeable future.

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

During the years ended December 31, 2002, 2003 and 2004, international sales represented 43.0%, 18.4% and 23.3% of our total sales, respectively. During the three months ended September 30, 2004 and 2005, international sales represented 25.5% and 27.0% of our total sales, respectively. During the nine months ended September 30, 2004 and 2005, international sales represented 21.4% and 20.5% of our total sales, respectively.

Material Trends and Uncertainties

We pay close attention to and monitor various trends and uncertainties about our business. There is a growing demand by independent operating telephone companies to offer video services to their customer base. According to a recent release from the Multimedia Research Group, Inc. in October 2005, the number of IPTV subscribers worldwide is expected to increase almost ten-fold over the next few years, from 3.7 million subscribers in 2005 to 36.9 million by the end of 2009. While this growing market presents opportunities to serve a larger customer base, we are also encountering increasing competition as more companies compete to sell digital TV headend products. We expect this market space will continue to become more competitive in the future. Our immediate competitors in the digital TV headend markets are primarily small private companies that are focused on a more narrow product line than ours and thereby may be able to devote substantially more targeted resources to developing, marketing and selling new products than we are able to. In addition, these companies may become targets for acquisition by larger companies, in which case we would face competitors with substantially greater name recognition, and technical, financial and marketing resources than we have. This increased competitive pressure may adversely affect the amount and timing of our revenue in future periods, thereby making it more difficult for us to accurately forecast our future revenue, and may also adversely affect our product and service margins.

The growth in the market for delivery of switched digital video has begun to accelerate as larger tier one telcos and cable multi system operators, or MSOs, are evaluating this new technology. As we begin to target larger telco customers, we expect to compete with larger public companies, including Harmonic, Motorola, Tandberg Television and Scientific Atlanta.

The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these technologies to maintain our market position. Digital subscriber line, or DSL, technologies use sophisticated signal blending techniques to transmit data through copper wires. The limitations on the amount of data that can be transmitted in a fixed amount of time (such limitations are referred to as bandwidth) and the distance data may be transmitted using copper wire constrain both the number of video channels that may be delivered simultaneously and the number of customers that are reachable from a telco central office over a DSL network. Emerging advancements in video compression technology are now enabling high quality video streams to be transported at lower data transfer rates than has been previously available. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. ADSL is a new technology that allows more data to be transmitted over existing copper telephone lines compared with standard DSL. Additionally, DSL advancements are emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL data transfer rates over longer distances. As our products continue to incorporate new technological advancements, we expect the demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels. However, because of the increasing competition in the markets in which we compete, regardless of our revenue and product and service margins in future periods, we will have to continue to devote significant resources to research and development in future periods in order to continue to offer our customers competitive products that incorporate these emerging technologies. As a consequence, our research and development expenses have increased during the first three quarters of 2005. However, as a result of our restructuring in September 2005, we expect our research and development expenses to decrease during the fourth quarter of 2005 when compared to the third quarter of 2005.

As we continue to capitalize on the growing number of telcos deploying video services in the United States and abroad, we will continue to aggressively market our new and existing products and expand our marketing and sales efforts domestically and internationally. Nevertheless, our sales activities have been and will continue to be subject to competitive market pressure. We believe that in certain competitive markets, our prospective customer purchase decisions continue to be impacted by lengthening of the purchase decision because of several factors that are affecting the overall digital TV headend market. Such factors include, but are not limited to, the delays in the introduction of advanced compression technology set top boxes, the transition to more efficient data transmission technologies and the emergence of video signal encryption requirements. Nevertheless, given the opportunities offered by the growing number of telcos deploying video services and despite the length of the sales cycle, we expect our sales and marketing expenses to increase for the remainder of 2005 compared to our spending in 2004.

Definitions for Discussion of Results of Operations

The following is an explanation of how we employ certain concepts in our discussion of our results of operations:

•	Revenue. Revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Revenue also includes sales of our broadband transport and service management products, as well as revenue related to legacy products from our Copper Mountain subsidiary. A large part of our revenue is associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue. If we were to sell even one less system than our forecasted number of headend sales, our revenue would be materially impacted.

•	Costs of Goods Sold. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, the cost of licensed technology included in our products and amortization of purchased completed technology and patents. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales.

•	Sales and Marketing. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services.

•	Research and Development. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products.

•	General and Administrative. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	66.9	78.3	77.8	69.4

Gross profit	33.1	21.7	22.2	30.6

Operating expenses:
Sales and marketing	30.1	26.5	32.5	29.5
Research and development	27.6	38.8	30.7	34.5
General and administrative	15.6	10.6	18.1	15.6
Restructuring costs	—	1.3	—	0.5
Amortization of intangibles	0.2	0.2	0.3	0.2

Total operating expenses	73.5	77.4	81.6	80.3

Loss from operations	(40.4)	(55.7)	(59.4)	(49.7)
Interest and other income, net	(0.7)	(0.1)	(0.8)	(0.5)

Net loss	(41.1)%	(55.8)%	(60.2)%	(50.2)%

Three and Nine Months Ended September 30, 2004 and 2005

Total Revenues. Our total revenues increased to $10.0 million and $26.8 million for the three and nine months ended September 30, 2005, respectively, when compared with total revenues of $6.7 million and $18.0 million for the same periods in 2004. For the three months ended September 30, 2005, our product revenue from video processing systems increased by 63.2% to $8.1 million from $5.0 million for the three months ended September 30, 2004. Included in our total revenues for the three and nine months ended September 30, 2005, was revenue related to legacy product sales from the recently completed Copper Mountain merger totaling $0.7 and $2.2 million, respectively. We do not expect similar revenue contribution from these legacy products in future quarters. For the nine months ended September 30, 2005, our product revenue from video processing systems increased by 70.6%, to $20.9 million from $12.2 million for the same period in 2004. The increases in video processing systems revenue was due primarily to the introduction of our upgraded Astria video processing systems that incorporate recent Motion Pictures Experts Group (MPEG) advanced video compression technologies or MPEG-4. Our upgraded Astria products enable our customers to address a larger percentage of their geographic market and deliver advanced video services. Sales of broadband transport and service management products decreased from $1.7 million in the third quarter of 2004 to $1.2 million in the third quarter of 2005 and decreased from $5.7 million for the nine months ended September 30, 2004 to $3.6 million for the nine months ended September 30, 2005. The decrease in broadband transport and service management products revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products which transmit data over telephone wires. In future quarters, we expect sales of broadband transport and service management products to increase with the introduction of our next generation service management products expected late in the fourth quarter of the year.

Cost of Goods Sold. Beginning in the periods ending September 2005 we determined that it was more appropriate to include amortization of completed technology and patents within cost of goods sold, thus it was reclassed from operating expenses. Amortization expense included in cost of goods sold was $0.4 million for both the three months ended September 30, 2004 and 2005, respectively and $1.1 million for both the nine months ended September 30, 2004 and 2005, respectively. For the three months ended September 30, 2005, our cost of goods sold increased by $3.4 million to $7.9 million from $4.5 million for the three months ended September 30, 2004. The increase in cost of goods sold was due to a $2.1 million increase in material costs relating to higher sales volume and an increase in freight and overhead costs of $0.3 million. In addition, for the three months ended September 30, 2005, cost of goods sold included an increase in inventory reserves of $0.8 million and an impairment charge of $0.2 million. Cost of goods sold increased by $4.6 million to $18.6 million during the nine months ended September 30, 2005, from $14.0 million for the nine months ended September 30, 2004. The increase in cost of goods sold was due to a $4.4 million increase in material costs, and a $0.3 increase in freight and overhead. Also included in cost of goods sold during the nine months ended September 30, 2005 was a one time charge of $0.5 million to amortize the backlog acquired in the Copper Mountain merger. Partially offsetting these increases was a net decrease of $0.6 million in charges to inventory reserves in 2005 when compared with 2004.

Sales and Marketing. For the three months ended September 30, 2005, sales and marketing expense increased by $0.7 million or 33.1% to $2.7 million from $2.0 million for the three months ended September 30, 2004. The $0.7 million increase was due to a $0.4 million increase in personnel related costs, $0.2 million in product demonstration expenses, and $0.1 million in travel expenses. For the nine months ended September 30, 2005, sales and marketing expense increased to $7.9 million from $5.8 million for the nine months ended September 30, 2004. The $2.1 million increase is due to a $1.2 million increase in personnel related costs, $0.2 million in travel expenses, and $0.6 million in promotion and product demonstration expenses.

Research and Development. For the three months ended September 30, 2005, our research and development expense increased by 111.1% to $3.9 million from $1.8 million for the three months ended September 30, 2004. The $2.1 million increase in our research and development expense for the third quarter of 2005 when compared with the same period in 2004 was due to an increase of $1.3 million in personnel related costs related in part to our recently completed Copper Mountain merger, $0.4 million in outside service costs, $0.1 million in facility lease costs, $0.1 million in travel expenditures and $0.2 million in purchases of materials. As a result of our restructuring in September 2005, we expect our research and development expenses to decrease during the fourth quarter of 2005 when compared to the third quarter of 2005. Research and development expense increased by $3.7 million to $9.2 million for the nine months ended September 30, 2005 from $5.5 million for the nine months ended September 30, 2004. The $3.7 million increase was due to an increase of $2.0 million in personnel related costs, $0.5 million in outside service costs, $0.2 million in facility lease costs, and $1.0 million in purchases of materials. Our capital expenditures for research and development were $0.1 million and $45,000 for the three months ended September 30, 2005 and 2004, respectively and $0.6 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. We expect capital expenditures for research and development to remain consistent throughout the remainder of 2005.

General and Administrative. For the three months ended September 30, 2005 general and administrative expense increased 1.8% to $1.1 million from $1.0 million for the three months ended September 30, 2004. The $0.1 million increase in our general and administrative expense for the third quarter of 2005 when compared with the same period in 2004 was due to an increase in $0.2 million increase in personnel related costs offset by bad debt recoveries of $0.1 million. For the nine months ended September 30, 2005, general and administrative expense increased to $4.2 million from $3.3 million for the nine months ended September 30, 2004. The increase of $0.9 million was due to a $1.2 million one-time write off of costs relating to CoSine’s termination of the proposed merger, a $0.1 million increase in supplies and an increase in personnel related costs of $0.3 million partially offset by bad debt recoveries of $0.4 million and a decrease in outside service cost of $0.3 million.

Restructuring Costs. In September 2005, we announced a restructuring program that included a workforce reduction. As a result of this restructuring program, we recorded restructuring costs of $0.1 million consisting of severance payments. As of September 30, 2005, we had accrued $55,000 of costs remaining to be paid in the fourth quarter of 2005.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of intangibles related to the acquisitions of Xstreamis Limited in 2000, VTC in 2002 and Copper Mountain in the second quarter of 2005. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three and nine months ended September 30, 2005 and 2004, amortization of intangible assets remained consistent at $0.4 million and $1.2 million respectively of which, $0.4 million and $1.1 million have been included in cost of goods sold.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the three and nine months ended September 30, 2005, our interest and other income was $10,000 and $0.1 million, respectively. For the three and nine months ended September 30, 2004, our interest and other income remained flat at $50,000 and $0.1 million, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $17.6 million at September 30, 2005 compared with $12.4 million at December 31, 2004, reflecting a net increase of $5.2 million.

Cash used in operating activities was $16.0 million for the nine months ended September 30, 2005, compared with $6.9 million for the nine months ended September 30, 2004. The increased cash used in operating activities included an increase in net loss of $2.6 million, an increase in accounts receivable and unbilled receivables of $9.7 million and an increase in inventory of $1.0 million. The increase in accounts receivable and unbilled receivables resulted from higher revenue in the third quarter of 2005 and a lengthening of the collection cycle. Inventories increased to support a higher expected revenue forecast. Partially offsetting these uses of cash was a $3.4 million increase in accounts payable and accrued liabilities balances due to the higher purchases in the third quarter of 2005 to support the higher revenue and a decrease in prepaid expenses of $1.0 million

Cash used in investing activities was $0.1 million for the nine months ended September 30, 2005, compared with cash used of $1.1 million for the nine months ended September 30, 2004. Net cash acquired from the Copper Mountain acquisition was $1.5 million, consisting of cash acquired of $3.1 million offset by legal, insurance and other professional fees of $1.6 million. Additions to property and equipment were $1.6 million in the nine months ended September 30, 2005, compared with $1.1 million in the nine months ended September 30, 2004, primarily reflecting an increased investment in research and development assets. In total we expect capital expenditures for 2005 to be comparable to 2004. We expect these capital expenditures to be funded from cash, cash equivalents and availability under the credit facility.

Cash from financing activities was $21.3 million in the nine months ended September 30, 2005, compared with $2.9 million for the nine months ended September 30, 2004. The increase is due to the proceeds from the line of credit of $7.0 million, the exercise of stock options of $0.2 million and the net proceeds from the private equity financing of $14.1 million consisting of cash received of $14.9 million offset by legal and other professional fees of $0.8 million.

The following table sets forth our contractual obligations as of September 30, 2005:

	Payments due by period
Contractual Obligations	Total	Remainder of 2005	2006 to 2007	2008 to 2009	Thereafter
Line of credit	$7,000	$—	$7,000	$—	$—
Long-Term debt obligations	4,042	—	4,042	—	—
Capital lease commitments	177	15	118	44
Operating lease commitments	1,989	255	1,715	19	—
Purchase obligations	998	998	—	—	—

Total	$14,206	$1,268	$12,875	$63	$—

On September 23, 2004, we entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”). This facility has a term of two years and expires on September 23, 2006. Borrowings under the credit facility are formula based and limited to the lesser of $7.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 6.75% as of September 30, 2005, plus 0.5%. The rate may increase by 1.0% if we do not meet certain financial covenants. The credit facility is collateralized by all of our assets, and contains various financial covenants all of which we were in compliance with at September 30, 2005. We had $7.0 million in outstanding borrowings under this credit facility at September 30, 2005. The maximum amount available based on the maximum percentages of eligible accounts receivable and inventory was $7.0 million.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is due in full. Principal and accrued interest on the note payable is $4.0 million at September 30, 2005. Accrued interest during the nine months ended September 30, 2005 was $0.2 million.

We have incurred substantial losses and negative cash flows from operations since inception. For the nine months ended September 30, 2005, we incurred a net loss of $13.4 million, negative cash flows from operating activities of $16.0 million, and have an accumulated deficit of $308.9 million.

In July 2005, we completed the sale of 5,534,994 shares of our common stock at a price of $2.70 per share for gross proceeds of $14.9 million. Net proceeds from the offering were approximately $14.1 million. Under the terms of the sale, we also issued warrants to purchase an additional 2.8 million shares of our common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. We also have the right to call the warrants in the event that the trading price of our common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide us an additional $11.8 million in cash.

We believe that the cash and cash equivalents and the availability under the credit facility as of September 30, 2005 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months. However, in the event that we do not meet our business objectives, we may require additional cash to fund our operations. Failure to generate positive cash flow in the future would have a material adverse effect on our ability to achieve our intended business objectives.

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

For direct sales of video processing systems component products not included as part of turnkey solutions, direct sale of broadband transport and service management products and the direct sales of legacy products acquired with the Copper Mountain merger, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Management must make significant management judgments and estimates in connection with the measurement of revenue in a given period. We follow specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, we assess a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, we may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, we must also make a judgment regarding collectibility. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We sell to customers with which we have a history of successful collection and to new customers for which such history may not exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis, after shipment has occurred or the revenue has been earned under the percentage-of-completion method.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for first fiscal years beginning after June 15, 2005. We will adopt SFAS 123R on January 1, 2006. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways—the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating the method of adoption and evaluating the effect that the adoption of SFAS 123R will have on our results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations when we adopt it in fiscal 2006.

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

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of September 30, 2005, we had an accumulated deficit of $308.9 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenses. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve and maintain profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

Our primary competitors in the digital TV headend market are small private companies that are focused on a more narrow product line than ours, thereby allowing these competitors to devote substantially more targeted resources to developing and marketing new products than we can. As we target larger telco customers for our video content processing systems, we expect more competition from large public companies like Harmonic, Inc., Tandberg Television ASA, and Motorola, Inc., all of which have substantially greater financial, technical and other resources than we do. These competitors have achieved success in providing headend components for cable multiple system operators and satellite TV providers and, we expect these competitors to market some of their products for use in TV over DSL applications. For example, Harmonic provided video content processing systems to SaskTel, a large Canadian telephone service provider and video content processing systems to Video Networks Limited, a video-over-DSL provider in the United Kingdom.

Our competition in the market for video transmission processing products primarily comes from small private companies such as SkyStream Networks and public companies such as Optibase Inc., Scientific Atlanta and Tandberg Television that, together, offer a wide array of products with special features and functions. Our broadband transport and service management business tends to compete against public, private and foreign network equipment companies.

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

Over the last 12 quarters, our revenue per quarter has fluctuated between $10.0 million and $2.5 million. Over the same periods, our losses from operations as a percentage of revenue have fluctuated between approximately 5.2% and 691.0% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

The sales cycle for our headend systems can be as long as 12-18 months. Additionally, with respect to the sale of our products to U.S. and foreign government organizations, we may experience long sales cycles as a result of government procurement processes. As a result, while we continue to incur costs associated with a particular sale prior to payment from the customer, we may not recognize revenue from efforts to sell particular products for extended periods of time. As a result, our quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and may not provide an accurate indicator of our future performance. Our operating results in one or more future quarters may fail to meet the expectations of investment research analysts or investors, which could cause an immediate and significant decline in the market price of our common stock.

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

Sales to customers outside of the United States accounted for approximately 43.0%, 18.4% and 23.3% of revenue for the years ended December 31, 2002, 2003 and 2004, respectively and 21.4% and 20.5% for the nine months ended September 30, 2004 and 2005, respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

In January 2004, our independent registered public accounting firm identified deficiencies in our internal controls that they considered to be material weaknesses. Based on these weaknesses, our chief executive officer and chief financial officer determined that, as of December 31, 2003, our disclosure controls and procedures were not effective to record, process, summarize and report information required to be reported within the time periods specified by the SEC and accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely discussions regarding required disclosure. These material weaknesses related to our inventory and our accounts payable processes, both of which affect our balance sheet and may also affect our income statement reporting. We believe that we have fully addressed these issues, and, therefore, our chief executive officer’s and chief financial officer’s evaluation of our disclosure controls and procedures as of September 30, 2005 concluded that they were effective. (See Item 9A of our Form 10-K for the year ended December 31, 2004 as filed with the SEC for further discussion of these weaknesses as well as for our chief executive officer’s and chief financial officer’s evaluation as of December 31, 2004.) In order for investors and the equity analyst community to make informed investment decisions and recommendations about our securities, it is important that we provide them with accurate and timely information in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder. Material weaknesses in our internal control over financial reporting and our disclosure controls and procedures would hinder the flow of timely and accurate information to investors. If such material weaknesses were to develop and we did not address them in a timely matter, investors might sell our shares and industry analysts might either make incorrect recommendations about Tut Systems or else end coverage of Tut Systems altogether, any of which results could harm our reputation and adversely impact our share price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents and from our variable rate credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2005. We do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the third quarter of fiscal year 2005 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including the Company, was submitted to the Court in the In Re Initial Public Offering Securities Litigation. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, most of which are outside of the Company’s control, including final approval by the Court. The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of September 30, 2005, we have not accrued a liability for this matter.

In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation

Copper Mountain, which we acquired on June 1, 2005, was in December 2001, along with certain of its officers and directors, named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943 alleging violations of securities laws under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. As a result of the acquisition, we have inherited the responsibility and obligations of Copper Mountain to defend the claims in that case and we are exposed to any liability that may come out of the claims. The Copper Mountain action described in this paragraph, like the Whalen action described above, has been coordinated for pretrial purposes under the matter In Re Initial Public Offering Securities Litigation. The individual defendants in the Copper Mountain action were also dismissed without prejudice pursuant to the October 9, 2002 Order of the Court approving the parties’ October 1, 2002 Stipulation of Dismissal. On February 19, 2003, the Court issued an Opinion and Order granting in part and denying in part Copper Mountain’s motion to dismiss. Thereafter, Copper Mountain entered into the same stipulation of settlement as we did in the Whalen action described above. The Copper Mountain stipulation of settlement is subject to the same terms, conditions and contingencies as the stipulation of settlement we entered into with respect to the Whalen action described above. At this time, we cannot estimate the amount that we may be required to pay the plaintiffs under a final settlement with respect to the Copper Mountain action described in this paragraph but believes that any such amount will be covered under Copper Mountain’s applicable insurance policies.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 22, 2005, the Company completed a private placement of 5,534,994 newly-issued common shares to accredited investors at a price of $2.70 per share, for net proceeds of approximately $14.1 million. Under the terms of the financing, the Company also issued warrants to purchase an additional 2,767,495 shares of its common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. The Company has the right to call the warrants in the event that the trading price of its common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide an additional $11,759,750 in proceeds to the Company.

The sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Under the terms of the agreement between the Company and the accredited investors, the Company agreed to file a Registration Statement on Form S-3 with the SEC to register for resale the 5,534,994 common shares issued in the financing as well as the 2,767,495 common shares to be issued upon exercise of the warrants. The accredited investors that will be named as Selling Stockholders in the Registration Statement on Form S-3 will be Greenway Capital and certain of its affiliates, Bonanza Master Fund, and Special Situations Fund and certain of its affiliates. The Selling Shareholder table that will be filed as part of the registration statement is incorporated by reference into this Item 2 of Part II of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(1)

2.3	Agreement and plan of Merger and Reorganization with Copper Mountain Networks, Inc. (2)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(3)

3.2	Bylaws of the Company, as currently in effect. (4)

4.1	Specimen Common Stock Certificate.(3)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(3)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(3)

10.3*	1998 Employee Stock Purchase Plan, as amended.(5)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(3)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(3)

10.8	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(3)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(3)

10.12*	Executive Retention and Change of Control Plan.(7)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(7)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(7)

10.15*	1999 Non-Statutory Stock Option Plan(8)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000 and amended August, 2005.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(10)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley dated May 26, 2000.(11)

10.19	Silicon Valley Bank Loan and Security Agreement dated September 23, 2004.(12)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(2)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.
(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(8)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 (File No. 333-127709) as declared effective by the Securities and Exchange Commission on September 2, 2005.
(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000, as filed June 9, 2000.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
*	Indicates management contracts or compensatory plans and arrangements.

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

Date: October 27, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(1)

2.3	Agreement and plan of Merger and Reorganization with Copper Mountain Networks, Inc. (2)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(3)

3.2	Bylaws of the Company, as currently in effect. (4)

4.1	Specimen Common Stock Certificate.(3)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(3)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(3)

10.3*	1998 Employee Stock Purchase Plan, as amended.(5)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(3)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(3)

10.8	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(3)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(3)

10.12*	Executive Retention and Change of Control Plan.(7)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(7)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(7)

10.15*	1999 Non-Statutory Stock Option Plan(8)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000 and amended August, 2005.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(10)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley dated May 26, 2000.(11)

10.19	Silicon Valley Bank Loan and Security Agreement dated September 23, 2004.(12)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(2)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.
(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(8)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 (File No. 333-127709) as declared effective by the Securities and Exchange Commission on September 2, 2005.
(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000, as filed June 9, 2000.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
*	Indicates management contracts or compensatory plans and arrangements.