Form 10-K
period 2005-12-31
TUT SYSTEMS INC
filed 2006-02-23
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $59,246,751 as of June 30, 2005 based on the closing price of the common stock as reported on The Nasdaq National Market for June 30, 2005. There were 33,561,514 shares of the Registrant’s common stock issued and outstanding on February 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s Annual Meeting of Stockholders for fiscal year ended December 31, 2006 are Incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

TUT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this annual report, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this annual report include statements about the following: (1) our belief that the market for enterprise and government video systems will expand as advanced video encoding techniques lower the bandwidth requirements for transmitting video signals, (2) our belief that the lower encoding rates of MPEG-4 AVC will extend the reach of video services and enable high-definition TV to be delivered over bandwidth-constrained copper networks, (3) our anticipation that our acquisition efforts will be focused on targets that will extend our existing video-based products and markets, (4) our expectation that small to medium sized independent telephone operating companies in the United States will remain the primary near-term market for Astria products, (5) our expectation that tier-one telco market opportunities for our products will continue to expand over the next several quarters, (6) our anticipation that we will introduce products to support new technologies, (7) our belief that the market for video and broadband data systems will continue to become more competitive in the future, (8) our belief that our facilities will be suitable and adequate for the present purposes, (9) our belief that our cash and cash equivalents as of December 31, 2005 are sufficient to fund our operating activities and capital expenditures for at least the next twelve months, (10) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue, (11) our belief that our total liability to settle the Whalen v. Tut Systems, Inc. et. al and the In re Copper Mountain Networks, Inc. Initial Public Offering Security litigation will not exceed $7.0 million, (12) our expectation that capital expenditures in 2006 will increase compared with 2005 and will be funded from operations and borrowings from our existing credit facility, (13) our expectation that we will incur losses in the near future, (14) our anticipation that our sales and operating margins will continue to fluctuate, (15) our anticipation that we will continue to invoice foreign sales in U.S. dollars, (16) our expectation that our independent registered public accounting firm will be required to attest to the design and effectiveness of our internal controls over financial reporting, (17) our expectation that we will incur significant additional accounting and legal expenses to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, (18) our anticipation that our cash flows from operations will begin to increase, (19) our expectation that our revenue will increase and our net loss decrease, (20) our expectation that the amount of cash used to fund our operations will decrease in 2006.

The cautionary statements contained in Item 1A and other similar statements contained elsewhere in this report, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause our actual results, performance or achievements to differ from those expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can not assure you that we will attain such expectations or that any deviations will not be material. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein or reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1. BUSINESS

Overview

Our principal executive offices are located at 6000 SW Meadows Road, Suite 200, Lake Oswego, Oregon 97035 and our telephone number is (971) 217-0400. We commenced operations in California in 1991. In January 2004, we relocated our headquarters to Oregon. We were re-incorporated in Delaware in 1998.

We design, develop, and sell digital video processing systems that enable telephony-based and cable-based service providers to deliver broadcast quality digital video signals across their networks. We refer to these systems as digital TV headends or video content processing systems. We also offer digital video processing systems that enable private enterprise and government entities to transport video signals across satellite, fiber, radio, or copper facilities for surveillance and TV production applications.

We also offer broadband transport and service management products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

On June 1, 2005, we acquired Copper Mountain Networks, Inc., referred to in this report as Copper Mountain, for its technology and engineering resources which we have refocused to further address our expanding video market opportunities for delivering advanced video services over coax and fiber networks.

We earn revenue primarily by selling video content processing systems both directly and through resellers to telecommunications service providers. We also earn revenue by selling video transmission systems to TV broadcasters and governments, and by selling broadband transport and service management products directly and through distributors to the hospitality industry and to owners of private multi-tenant campus facilities.

During the years ended December 31, 2003, 2004 and 2005, international sales represented 18.4%, 23.3% and 22.6% of our total sales, respectively.

Industry Background and Dynamics

Growing Demand for Bundled Voice, Data, and Video Services

Historically, traditional telephone companies, or telcos, have been the sole providers of voice services to the residential market in the United States. Beginning in the 1990’s, cable television operators and satellite television providers became the primary providers of multi-channel broadcast TV services. More recently, traditional telephone companies and cable operators have become direct competitors for the growing market for high-speed Internet access. In addition, many large cable system operators have begun to offer local and long distance telephone service to their customers as part of a bundle of services, including voice, data, and video over the same network on the same bill. Thus, telcos are now at risk of losing traditional voice lines to both cable operators offering bundled services and to wireless telephone vendors that compete on mobility and price.

As a result of these competitive threats, both large and small telcos are beginning to use their existing digital subscriber line, or DSL, and fiber-to-the-home infrastructures to offer broadcast TV services and to compete for the end customer with a bundled offering of voice, data, and video services. DSL technologies use sophisticated signal blending techniques to deliver high speed digital signals through copper wires that can then be used to carry video, data, and/or voice services. Fiber-to-the-home refers to optical fiber that is installed from a telephone switch directly to a subscriber’s home. While large US telcos are just beginning deployment of video services, many small independent operating telephone companies, or IOCs, in the United States and international carriers are already installing or planning to install digital video headends to offer broadcast TV service over their DSL and fiber infrastructures. According to a recent release from Infonetics Research in November 2005, the number of IPTV subscribers worldwide is expected to grow to over 53.7 million by the end of 2009.

Technical Challenges for Delivering Broadcast Quality Video over Telco Networks

To deliver broadcast quality video, a non-satellite-based service provider typically must install a digital TV headend to receive both national and local broadcast TV signals and to properly process these signals for delivery over fiber, cable, or copper-based DSL infrastructures. The limitations on the amount of data that telco DSL facilities can transmit in a fixed amount of time (such limitations are often referred to as bandwidth) when compared to the high bandwidth capacity of cable facilities means that telco headends require greater video processing performance. For example, video headends deployed by cable operators have been able to simply pass high-speed satellite-fed TV signals directly to their cable networks without further video compression. Telcos, however, must use video headends that compress the variable data transmission rate of the source signal to a low constant data transmission rate for transmission over their DSL networks. Additionally, telco networks often are comprised of multiple hardware platforms that use varying sets of rules, or protocols, for transmitting signals. Therefore, to deliver video services, telcos require digital TV headends and ancillary video-centric equipment that are capable of converting video signals between different hardware platforms using various protocols.

Technical Advancements Are Increasing the Available Market for Telcos to Deliver Video

The bandwidth and distance limitations of the copper-based infrastructure from the telco to the subscriber’s home constrain both the number of video channels that may be delivered simultaneously over a DSL system and the number of customers that are reachable from a telco central office. Emerging advancements in video compression technology will soon enable high quality video streams to be transported at much lower data transfer speeds. These emerging advancements are expected to lower data transfer rates by more than 35% relative to technologies currently used in existing satellite and cable facilities. These emerging compression advancements also introduce the possibility of delivering high-definition television over bandwidth constrained DSL lines for the first time. Additionally, there are DSL advancements emerging that expand the available bandwidth from the telco to the subscriber’s home thereby supporting higher DSL data transfer rates over longer distances. The combination of these advancements will enable telcos to reach a higher percentage of their customers with a larger number of video channels.

While DSL technology will continue to dominate telco broadband networks for the foreseeable future, telephone companies are also constructing fiber networks to their customers’ homes in certain markets. Though fiber-to-the-home will eliminate bandwidth limitations on delivering higher speed data services and high-quality video offerings, telephone companies deploying fiber-to-the-home will require advanced video processing to convert signals between multiple protocols used in their networks.

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

Our Solutions

Our suite of products is focused on enabling the delivery of broadcast quality video over traditional telco networks. We leverage VTC’s previous 20 years of experience to develop video-based products that meet the special video processing requirements of telcos. Unlike standard cable headends, our Astria digital video headend solution converts the high and varying data transfer rate signal received as input from a satellite or terrestrial source into a lower constant data transfer rate video stream for subsequent delivery over a telco’s DSL or fiber-to-the-home access network. Our high-performance, cost-effective systems are based on the standards developed by the Motion Pictures Expert Group, or MPEG, including MPEG-1 and MPEG-2. In 2005, we upgraded our Astria family of products to support the new MPEG-4 AVC compression technology that provides lower encoding rates and more advanced interactivity than the current MPEG standards. We believe that the lower encoding rates of MPEG-4 AVC will extend the reach of video services and enable high-definition TV to be delivered over bandwidth-constrained copper networks. Customers for our Astria video content processing systems include independent operating companies in North America, such as D&E Communications Inc., and international incumbent carriers, such as PCCW in Hong Kong.

Our video transmission systems use software and hardware components from our digital TV headend systems packaged in a smaller form factor to encode video signals for transmission over private or government networks. These products are used for applications such as studio-to-transmitter transport, video surveillance, and distance education. We primarily sell our video transmission systems to TV broadcasters and government agencies.

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

Strategy

Our objective is to be the leading provider of video content processing solutions for the delivery of broadcast video services to residential customers over telephony networks. Key elements of our business strategy are as follows:

Maintain Market Leadership in North American Telco Market for Digital TV Headends

We believe that our installed base of digital video headend systems represents over 50% of the North American headend market for video over DSL services. Our strategy is to maintain this leadership position with continued enhancements to the Astria product line as more and larger telephone companies in North America begin to introduce bundled voice, data and video services. Our development efforts are focused on enhancements to MPEG-4 AVC standard definition products and introducing high definition products to new customers and as an upgrade option to our installed base. MPEG-4 AVC enable our telco customers to address a larger percentage of their geographic market.

Expand Sales Efforts to International Markets

While we continue to grow our North American customer base, we will also continue to strengthen our direct sales force and expand our network of value-added distributors and partners. In 2005, we expanded our direct sales force to focus on major European, Middle East, and Asia service providers that see a need for a bundled voice, data and video offering. In the Middle East and Asia, in addition to our direct sales force, we have developed relationships and will continue to develop new relationships with value-added distributors and partners to focus on key opportunities to market and sell our Astria products.

Accelerate Market Adoption of Video Over Telco Networks

To encourage service providers to more rapidly accept the business case for video over telco networks, we are working simultaneously on several initiatives to:

•	continue to educate the market on the viability of existing digital video processing solutions by using our existing customers as references and benchmarks for prospective customers. To do so, we will continue to host user group conferences, speak at public conferences, issue joint press releases with new customers and arrange meetings between potential and current customers;

•	continue to expand our advanced encoding technology to lower the data transfer rate of video streams to extend the reach of video over DSL networks and allow new services such as high-definition TV;

•	continue to work with partners to simplify and lower the cost of deploying end-to-end solutions; and

•	continue to work with and lead standards bodies to facilitate the rapid adoption of new technologies and standards.

Partner with Leading Industry Vendors to Provide End-to-End Solutions

To deliver a complete end-to-end video solution, we are partnering with leading industry vendors that provide key system elements such as broadband access systems, network switches and routers, customer premises set-top boxes, video-on-demand systems and service management software that, together with our Astria content processor products, provide a complete video solution. As a result, we have focused our business development and strategic marketing efforts on working with such partners to facilitate a cost-effective, ready-to-deploy, high-performance solution based on customers’ architecture and business requirements. Our strategy with these partners is to design, develop, market and sell end-to-end systems solutions that will allow any form of video content (including broadcast TV, video-on-demand and streaming media from the Internet) to be carried over any telephony network to any TV, personal computer, or mobile end-user device.

Selectively Pursue Acquisitions to Expand Our Markets and Product Offerings

In addition to our internal research and development efforts, we continually evaluate acquisitions of companies and technologies that could extend our product offerings, technology expertise, industry knowledge and global customer base. Since 2000, we have completed five acquisitions, including the acquisition of VideoTele.com in November 2002 and the acquisition of Copper Mountain Networks, Inc. in June 2005. The products and technologies that we acquired through these acquisitions have facilitated our entry into new markets, expanded our product line in existing markets, and added additional technical expertise to develop new products for evolving markets in the future. Going forward, we anticipate our acquisition efforts will be focused on targets that will further extend our existing video-based products and markets.

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

Video Processing Systems

Our video processing products must interoperate with other products from third-parties to enable a complete end-to-end broadcast TV system. To ensure proper interoperation for our customers, we offer a system integration service whereby we purchase, assemble, configure and test key components together before delivering the integrated system to the customer. Typical third-party components include satellite receivers, antennas and decoders, network switches and routers, radio frequency modulation units, and service management software.

Astria CP (Content Processor). Our Astria CP is a digital video processing platform typically used by carriers at a digital TV headend location to convert hundreds of TV channels into low, constant-data-transmission-rate video formats for delivery over any broadband access network. It is a third-generation, video processing system that we have specifically designed for the digital TV marketplace. The Astria CP uses our

QualView™ software applications that employ patented and patent pending technologies to deliver high quality video when converting satellite-based variable data transmission rate video and audio signals to low, constant-data-transmission-rate content for delivery over telco networks. These QualView applications can separate the desired TV channels from a mix of over 200 channels received from various satellites, lower the data transmission rate of the desired channels, and convert the video signals to the appropriate network interface and protocol. The Astria CP also supports encoder modules that convert uncompressed video signals to compressed constant-data-transmission-rate video streams.

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

The Astria CP processes video content in standard MPEG-1 or MPEG-2 formats as well as MPEG-4 AVC encoding technology. MPEG-4 AVC provides lower encoding rates and more advanced interactivity than previous MPEG standards provided. We deployed the first commercial Astria CP supporting MPEG-4 AVC in the first half of 2005. This model of our Astria CP enables our customers to reach the next stage of video transmission rate reduction without having to upgrade their complete headend, thus preserving the customer’s original investment.

Astria RCP (Remote Content Processor). For service providers delivering digital TV over regional or statewide networks, our Astria RCP provides an affordable way to distribute video signals sourced from a single digital TV headend. The Astria RCP typically accepts pre-processed TV channels from a centralized Astria CP via a fiber backbone network and performs appropriate network and protocol conversion for delivery of the video streams over a variety of telco access networks. The Astria RCP can also be used to encode and compress local TV channels and to insert advertisements into the feeds from national or local channels. This flexibility allows service providers to place Astria RCPs at the edge of a fiber optic transport network to deliver aggregated and localized content to a specific region or community. The ability to add or drop channels into the line-up at the edge of the transport network allows service providers to incorporate local programming, advertising, and emergency alert system content. This capability enables a service provider to offer a customized mix of channels and content that is relevant to local subscribers. The Astria RCP is available in four-, two- and one- slot form factors.

Several service providers have announced plans to offer MPEG-4 AVC signals over a satellite infrastructure. If these services become available, the Astria RCP can be used at a receiving site to perform protocol translation, local channel encoding, and local ad insertion as if the national content came from a fiber network instead of a satellite network.

Astria VSP (Video Service Processor). Our Astria VSP is a high-density integrated platform for simulcasting both analog and digital video programs at the edge of a carrier’s IP network. The Astria VSP provides scalability, flexibility and reliability built on a powerful, highly programmable architecture consisting of network processors, Field Programmable Gate Arrays, or FPGAs and Digital Signal Processors or DSPs. As cable multiple system operators, or (MSOs), and telco service providers seek to leverage the cost and operational benefits of IP networks to deliver advanced video services, intelligent devices are required at the edge of these IP networks where they meet last-mile radio frequency, or RF, access networks. At the IP edge the Astria VSP converts video and audio channels to both analog and digital formats for delivery over either coax cable in the case of cable MSOs or fiber to the premises, or FTTP, in the case of telco service providers.

Aveon ™ Element Management System. Our Aveon Element Management System enables the service provider to configure and monitor Astria CP and RCP systems across wide area networks. The ability to use

Aveon to create a single network view of the system gives service providers a simple to use yet powerful tool for controlling all aspects of operating a video network from a single management location.

T-View ™ Element Management System. Our T-View Element Management System supports the Astria VSP, Astria CP, and third-party network elements. T-View is a proven application that has been deployed in one of the world’s largest broadband networks managing over 3000 remote nodes. It provides complete graphical-user-interfaces for all network operations functions and easy integration with service providers’ operations support systems.

Video Transmission Systems for Enterprise and Government Applications. Our video transmission system leverages the software components and hardware modules used within the Astria CP, but is packaged in a smaller form factor for private enterprise and government markets.

Our video transmission system delivers mission critical, high-quality video in real-time for private network applications or local encoding at the edge of networks used for public broadcast service. Each chassis is designed to hold multiple encoders, decoders and network interfaces. It supports up to 6 system modules in contrast to the Astria CP that supports up to 12 system modules. The system works across satellite, radio, or fiber networks. An embedded web server controls and manages the system via an intuitive web-based graphical user interface, enabling administration of the product from any location on the network. Our video transmission system is also supported by third-party scheduling software for video conferencing and distance learning applications.

Broadband Transport and Service Management Products

In addition to our video processing products, we sell broadband transport and service management products. The market for these systems is characterized by the need to transport high-speed data signals across private buildings or campus locations, where the only available transmission facility is composed of copper telephone wires. We have been a participant in this market since the introduction of our first XL Ethernet extension product in 1992. Applications within this market include: (i) connecting hotel guests to broadband Internet services over the hotel’s telephone wires, (ii) connecting video surveillance cameras, back office PC’s, and railroad station ticket machines to a backbone network, and (iii) connecting two local area networks, or LANs, across a business campus without having to run new wires or cables.

Our Expresso line of products uses proprietary transmission technology to provide a low-cost, easy to install solution that can deliver broadband Internet access to multiple nodes over a single pair of copper wire for broadband Internet applications across multi-tenant complexes such as hotels, apartments and private campus facilities. Optional high-speed DSL configurations enable our customers to deliver broadcast TV, video-on-demand service, and Internet service throughout a multi-tenant complex.

Our XL line of Ethernet extension products is often used by individual enterprises to extend their data networks over distances that cannot be accommodated by standard Ethernet wiring. Various XL products operate over distances of up to 20,000 feet, at data transmission rates up to 10 Mbps, all over a single pair of ordinary telephone wires. In certain situations, these XL products are used in combination with our video transmission system products to support the encoding of local content to feed digital video headends.

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

Customers and Markets

Our target customers for our Astria video content processing systems are telephony-based incumbent local exchange companies, independent operating telephone companies and international post, telephone and telegraph companies that aim to deliver advanced video services over their existing copper, fiber or coaxial cable infrastructures. Target customers for our video transmission systems include TV broadcasters and government agencies. Target customers for our broadband data systems are system integrators, competitive carriers for the hospitality industry, and private educational and commercial entities.

Service Providers

Over 150 service providers now use our Astria products to deliver digital TV over DSL and other broadband networks. We installed our first commercial digital TV headend at Chibardun Telephone Cooperative in Dallas, Wisconsin in 2000. Since that time, we have deployed our digital TV headend solution throughout the world to service providers that range in size from 5,000 to more than 500,000 access lines.

Our international sales to service providers have been concentrated primarily in Asia, Europe, the Middle East, and Mexico. In 2002, Telenor AS, Norway’s largest telecommunications provider with more than 1.8 million customers, launched digital TV services over its network using an Astria CP. In 2003, PCCW, which acquired the former Hong Kong Telephone Company in 2000, launched service to its customers from an Astria headend and signed up more than 150,000 customers to its Broadband TV service in the first two months after launch. Currently, PCCW is delivering service to more than 500,000 customers from an Astria headend. Additionally in 2003, our broadband transport and service management products were deployed by Telefonos de Mexico, S.A., or TelMex, to offer a national “hot spot” wireless Internet in Mexico’s major public facilities such as airports, hotel lobbies, restaurants and hospitals.

We expect the small to medium sized independent telephone operating companies in the United States to remain the primary near-term market for Astria products. In 2005, we saw tier-one telcos in the U.S. begin to test, and in one case deploy, broadcast video services over their access networks. We expect that tier-one telco market opportunities for our products will continue to expand over the next several quarters.

Distributors and System Integrators

We market our broadband transport and service management products to domestic and international system integrators who in turn market and sell our products to educational and government institutions, commercial enterprises, regional competitive service providers and national carriers. Our distributors and system integrators include local resellers, large volume distributors such as Ingram Micro Inc., and international integrators such as Huawei Technologies Ltd. and ZTE Kangxun Telecom Co., Ltd.

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

Sales

In North America, we sell our products primarily to service providers and through multiple sales channels, including a select group of regional value added resellers, system integrators and distributors. Internationally, we sell and market our products through systems integrators and distributors. We have regional account managers throughout the United States and sales offices in Beijing, China; Hong Kong; and Paris, France. Sales to customers outside of the United States accounted for approximately 18.4%, 23.3% and 22.6% of revenue for the years ended December 31, 2003, 2004 and 2005 respectively. We believe that our products can serve the substantial emerging market for digital video and high-speed data access products world-wide and we are continuing to expand our sales channels to capitalize upon these opportunities.

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

Our systems integration group in Cary, Illinois integrates our products with third-party equipment and then tests, delivers and installs complete headend systems for our customers that require an end-to-end solution.

Research and Development

Our research and development efforts are focused on enhancing our existing products and developing new products through our emphasis on early stage system engineering. Most of our research and development efforts relate to our video content processing and video service processor technologies. The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies, such as the Broadband World Forum and MPEG-4 AVC Industry Forum. Key elements of our research and development efforts include:

•	Core Designs. We develop and/or acquire platform architectures and core designs that allow for cost-effective deployment and flexible upgrades that meet the needs of multiple markets and applications. These designs emphasize quick time to market and future cost reduction potential. The Astria, Expresso, and Expresso SMS platforms are a direct result of this effort.

•	Product Line Extensions. We seek to extend our existing product lines through product modifications and enhancements in order to meet the needs of particular customers and markets. Products resulting from our product line extension efforts include the Astria RCP, Astria VSP and the video transmission system.

•	Use of Industry Standard Components. Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods, and reduce the risks inherent in new design. We maximize the use of third-party software for operating systems and certain protocol stacks, which allows our software engineers to concentrate on hardware-specific drivers, user interface software and advanced features.

•	New Technologies. We seek to enhance our product lines by incorporating emerging technologies, such as MPEG-4 AVC, advanced multi-service stream processing, higher speed fiber interfaces and new network management software features. Additionally, our active involvement in industry-based standards associations, such as the MPEG-4 AVC standards body, enables us to incorporate recommended platform architectures and standards into our technology.

•	Technical Standards Compliance. We design our various systems and product lines to incorporate technical standards developed by worldwide organizations, including International Telecommunications Union, Institute of Electrical and Electronic Engineers, American National Standards Institute, or ANSI, European Telecommunications Standards Institute, or ETSI, and the Full-Service VDSL Committee. Important capabilities supported by these standards include network quality of service, MPEG encoding, Internet Group Management Protocol, Dynamic Host Configuration Protocol, and Network Address Translation.

Intellectual Property

Our success and ability to compete depends in part upon on our proprietary technology and our ability to protect that technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We currently hold 47 United States patents and 32 foreign patents and have 12 United States patent applications pending and 34 foreign patent applications pending. Furthermore, as a result of our acquisition of VTC, Tektronix has agreed not to assert against us or any of our affiliates or customers any of its patents that are based on applications filed prior to November 7, 2002 or that are based on inventions conceived or reduced to practice prior to that date where the assertion relates to our products for generating, processing or delivering video, audio or data for the education, entertainment, conferencing or security markets. We leverage readily available technology and standard components by adding proprietary software enhancements to gain competitive advantage, increase performance and lower cost. In addition, we have substantial trade secrets in the area of processing and managing video streams.

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

Competition

The market for video and broadband data systems is intensely competitive, and we expect that this market will continue to become more competitive in the future. Our immediate competitors for digital TV markets have been primarily small private companies that were focused on a narrower product line than ours and thereby may have been able to devote substantially more targeted resources to developing, marketing and selling new products than we can. The market is currently evolving as we witness consolidation of competitors therefore, we expect to compete with larger public companies, including Harmonic, Inc. (Harmonic), Tandberg Television ASA, (Tandberg), Scientific-Atlanta, Inc. (Scientific-Atlanta) and Motorola, Inc. (Motorola). These competitors have achieved success in providing TV headend components for cable multiple system operators and satellite TV providers. Although their products have been designed specifically to meet the needs of cable networks, we expect these competitors to market some of their products for use in TV over DSL applications. We attribute our success in this market to the quality, cost-effectiveness, and unique capabilities of our Astria video content processing system.

Indirect competition for our video content processing systems may arise from certain satellite service providers such as SES-Americom that intend to offer pre-compressed, constant-bit-rate video delivered via satellite to local terrestrial networks. If such a service were to be offered at competitive prices, the need for large local video headends would diminish, although there could be increased demand for our products which enable local encoding, protocol translation, and ad insertion.

Our competition in the market for surveillance and broadcast video transmission systems primarily comes from small private companies and public companies such as Tandberg that together offer a wide array of products with special features and functions. A few of these companies also compete with us in the digital TV headend market. Our competitive success in this market has depended upon having the right form factor and set of features required for a specific application, our long established distribution channels, and our ability to quickly modify an existing product to support the required features.

Our broadband transport and service management products business tends to compete against public network equipment providers, such as Zhone Technologies, and private and foreign companies. To maintain our competitive position in the private broadband market, we have focused our product development efforts on cost reduction and feature enhancement. Our expertise in particular vertical markets such as the hospitality industry, and our relationships with system integrators in those markets allow us to compete more effectively against larger competitors. We believe that we are among the market leaders for broadband systems in the United States hospitality industry.

All of our competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we can. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures that we face will not harm our business.

Employees

As of December 31, 2005, we employed 136 people, including 25 in manufacturing operations and customer support, 45 in sales and marketing, 48 in research and development and 18 in general and administrative.

During 2005, we reduced our work force to reduce our operating expense. None of our employees are represented by a labor union. We consider our relations with our employees to be good and we have experienced no work stoppages to date. Competition for skilled personnel in our industry remains strong and our future depends, in part on our ability to attract and retain a skilled workforce and key personnel. We cannot assure you that we will be successful in retaining key personnel or that we will be able to attract and retain skilled workers in the future.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available on our website at www.tutsystems.com when such reports are available on the Securities and Exchange Commission website. The contents of our website are not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of December 31, 2005, we had an accumulated deficit of $313.2 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenses. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short-term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve and maintain profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

Each sale of our digital headend systems represents a significant portion of our revenue for any given quarter. Our failure to meet our quarterly forecast of sales of digital headend systems in any given quarter could have a material adverse impact on our financial results for a given quarter.

Since November 2002, when we entered the market for digital TV headends, a large part of our quarterly revenue is associated with the sale of digital headend systems. Each sale represents a significant portion of our revenue for each quarter. We base our operating forecast on our historical sales. Because of the high cost per unit of our digital headend systems, if we were to sell even one less system than our forecasted number of headend sales per quarter, such a decrease in sales would have a material and adverse impact on our revenue for that quarter.

We operate in an intensely competitive marketplace, and many of our competitors have greater resources than we do.

Our primary competitors in the digital TV headend market have been small private companies that were focused on a more narrow product line than ours, thereby allowing these competitors to devote substantially more targeted resources to developing and marketing new products than we can. As the market is currently evolving, we are witnessing a consolidation of competitors and in the future, we expect more competition from large public companies like Harmonic, Inc., Tandberg Television ASA, Scientific Atlanta (SA) and Motorola, Inc., all of which have substantially greater financial, technical and other resources than we do. These competitors have achieved success in providing TV headend components for cable multiple system operators and satellite TV providers. Although their products have been designed specifically to meet the needs of cable networks, we expect these competitors to market some of their products for use in TV over DSL applications.

Indirect competition for our video content processing systems may arise from certain satellite service providers such as SES-Americom that intend to offer pre-compressed, constant-bit-rate video delivered via satellite to local terrestrial networks.

Our competition in the market for surveillance and broadcast video transmission systems primarily comes from small private companies and public companies such as Tandberg that together offer a wide array of products with special features and functions. A few of these companies also compete with us in the digital TV headend market.

Our broadband transport and service management products business tends to compete against public network equipment providers, such as Zhone Technologies, and private and foreign companies.

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

Over the last 12 quarters, our revenue per quarter has fluctuated between $5.1 million and $10.7 million. Over the same periods, our losses from operations as a percentage of revenue have fluctuated between approximately 5.2% and 71.1% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

Sales to customers outside of the United States accounted for approximately 18.4%, 23.3% and 22.6% of revenue for the years ended December 31, 2003, 2004, and 2005 respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

The markets for video content processing, transmission and high-speed data access systems are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end-user requirements and evolving industry standards. To remain competitive, we must continually improve the performance, features and reliability of our products. For example, advances in compression technology are leading the video content processing industry to begin the transition to next generation compression standards. These advances will allow for further reductions in the bandwidth required to deliver standard definition video channels and introduce the capability of delivering high-definition television over asymmetrical digital subscriber lines or ADSL, for the first time. ADSL is a new technology that allows more data to be transmitted over copper telephone lines than standard DSL. Further advances in compression technology, or the emergence of new industry standards would require that we modify or redesign our products to incorporate, and remain compatible with, emerging technologies and industry standards.

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

We have completed a number of acquisitions as part of our efforts to expand and diversify our business. For example, we acquired our video content processing and video transmission businesses from Tektronix in November 2002 when we purchased its subsidiary, VTC. In addition, on June 1, 2005, we completed an acquisition with Copper Mountain Networks, Inc.

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

As part of our strategy to develop and identify new products and technologies, we have made acquisitions, such as our acquisition of Copper Mountain. We are likely to make more acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that any of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include but are not limited to:

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

If material weaknesses in our internal control over financial reporting were to develop and we were unable to remedy such weaknesses in an effective and timely manner, such weaknesses could materially and adversely affect our ability to provide the public with timely and accurate material information about Tut Systems.

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

We are currently engaged as a defendant in a lawsuit (i.e., Whalen v. Tut Systems, Inc. et al.) that alleges securities law violations against us and certain of our current and former officers and directors under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. Additionally, our subsidiary Copper Mountain, which we acquired on June 1, 2005, was in December 2001, along with certain of its officers and directors, named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Copper Mountain Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10943 alleging violations of securities laws under Section 11 of the Securities Act of 1933, as amended, and Section 10(b) and Rule 10b-5 of the Exchange Act. As a result of the acquisition, we have inherited the responsibility and obligations of Copper Mountain to defend the claims in that case and we are exposed to any liability that may come out of the claims. The Whalen action and the Copper Mountain action are being coordinated with approximately 300 suits before United States District Judge Shira Scheindlin of the Southern District of New York under the matter In re Initial Public Offering Securities Litigation. While we have reached a settlement with the plaintiffs in the Whalen lawsuit, and prior to the acquisition Copper Mountain reached a settlement in the Copper Mountain action, the settlements are subject to certain contingencies, including court approval of the terms of settlements. If the court does not approve the settlements, or any other applicable contingencies are not resolved or otherwise addressed, we would be required to resume litigation in these matters.

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

Substantially all of our common stock may be sold without restriction in the public markets, subject only in the case of shares held by our officers and directors and affiliates to volume and manner of sale restrictions (other than as described in the following sentence). The approximately 3.3 million shares of common stock that we issued to Tektronix in connection with our November 2002 acquisition of VTC were restricted securities, as that term is defined in Rule 144 under the Securities Act, and therefore subject to certain restrictions. However, we are contractually obligated to file and keep effective a registration statement in order to allow Tektronix to sell these shares to the public. Likewise, Tektronix has the right (subject to certain exceptions) to include these shares in certain registration statements pursuant to which we may sell shares of our common stock. During 2005, Tektronix sold 1.0 million shares of common stock. At December 31, 2005, Tektronix owns 2.3 million shares of common stock.

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

Certain provisions of our charter and bylaws and our retention and change of control plans, referred to as the “Plans,” may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third- party from attempting to acquire, control of us. The provisions of the charter and bylaws and the Plans could limit the price that certain investors may be willing to pay in the future for shares of our common stock. Our charter and bylaws provide for a classified board of directors, eliminate cumulative voting in the election of directors, restrict our stockholders from acting by written consent and calling special meetings, and provide for procedures for advance notification of stockholder nominations and proposals. In addition, our board has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock. The Plans provide for severance payments and accelerated stock option vesting in the event of termination of employment following a change of control. The provisions of the charter and bylaws, and the Plans, as well as Section 203 of the Delaware General Corporation Law, to which we are subject, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

Recent and proposed regulations related to equity compensation could adversely affect earnings, affect our ability to raise capital and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate our employees to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has announced changes to U.S. GAAP that will require us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. This standard will negatively impact our earnings and may affect our ability to raise capital on acceptable terms. To the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We are exposed to additional costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act, when it becomes applicable to us, will require management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management. We expect that our independent registered public accounting firm will be required to attest to the design and effectiveness of our internal controls over financial reporting beginning with the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2006, and with each subsequently filed annual report on Form 10-K. We expect to incur significant additional accounting and legal expenses in the process of documenting and testing our internal control systems and procedures and in making improvements in order for us to comply with the requirements of Section 404. We cannot predict the outcome of our assessment of our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As a result of our November 2002 acquisition of VTC, our executive and principal administrative and engineering facility totaling approximately 22,450 square feet is located in Lake Oswego, Oregon. As a result of our June 2005 acquisition of Copper Mountain, we have a facility in San Diego, California. In January 2006, we entered into a new lease agreement for a facility in San Diego, totaling approximately 20,000 square feet. We also have a facility, totaling approximately 17,000 square feet, located in Pleasanton, California. The lease for the Lake Oswego facility expires in December 2007, the lease for the Pleasanton facility expires in June 2007 and the new lease for the San Diego facility expires in August 2009. In addition, we have a product staging and warehouse facility totaling approximately 7,500 square feet in Cary, Illinois. The lease for this facility expires in June 2007. Selling, marketing, operational and research and development activities are conducted at all of our facilities. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially being utilized.

ITEM 3. LEGAL PROCEEDINGS

Whalen v. Tut Systems, Inc. et al.

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

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court in the In Re Initial Public Offering Securities Litigation. On August 31, 2005, the Court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, most of which are outside of our control, including final approval by the Court. The underwriters named as defendants in the In Re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters named in the Whalen suit, are not parties to the stipulation of settlement.

The stipulation of settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on our behalf will therefore depend on the final terms of the settlement, including the number of issuer-defendants that ultimately participate in the final settlement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on our behalf could range from zero to approximately $7.0 million, which consists of the approximately $3.5 million from the Copper Mountain action described above and approximately $3.5 million from the Whalen action described above, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under our applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on our behalf under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying its share of plaintiffs’ $1 billion recovery amount. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of December 31, 2005, we have not accrued a liability for this matter.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbol “TUTS” since our initial public offering in January 1999. The following table sets forth, for the periods indicated, the low and high closing sales prices per share of the common stock by quarter for 2004 and 2005, as reported on The Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2004
First Quarter	$7.49	$3.83
Second Quarter	4.66	2.41
Third Quarter	3.54	1.69
Fourth Quarter	4.25	2.46

2005
First Quarter	$4.55	$2.41
Second Quarter	3.19	2.38
Third Quarter	3.77	2.93
Fourth Quarter	3.42	2.84

On February 21, 2006 the last reported sale price of our common stock on the Nasdaq National Market was $2.92 per share. As of February 21, 2006, there were 33,561,514 shares of our common stock outstanding and approximately 427 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements. The selected consolidated financial data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes included elsewhere in this report.

	Fiscal Year Ended December 31,
	2001	2002 (4)	2003	2004	2005 (5)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$13,748	$9,371	$32,192	$24,992	$37,465
Cost of goods sold (3)	41,420 (2)	15,167 (1)	17,432	18,642	26,281

Gross profit (loss)	(27,672)	(5,796)	14,760	6,350	11,184

Operating expenses
Sales and marketing	12,413	8,695	7,479	8,096	10,649
Research and development	15,044	12,337	7,909	7,278	12,412
General and administrative	10,148	5,060	4,476	4,336	5,250
Restructuring costs	2,311	9,147	292	—	130
In-process research and development	1,160	562	—	—	—
Impairment of assets	32,551	—	—	—	206
Amortization of intangible assets	7,154	46	151	64	68

Total operating expenses	80,781	35,847	20,307	19,774	28,715

Loss from operations	(108,453)	(41,643)	(5,547)	(13,424)	(17,531)
Impairment of certain equity investments	—	(592)	—	—	—
Gain on sale of investments	—	—	—	125	—
Interest and other income (expense), net	4,127	610	30	(161)	(114)

Net loss	$(104,326)	$(41,625)	$(5,517)	$(13,460)	$(17,645)

Net loss per common share attributable to common stockholders, basic and diluted	$(6.39)	$(2.45)	$(0.28)	$(0.63)	$(0.60)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	16,326	16,957	19,996	21,392	29,200

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,367	$25,571	$14,370	$12,440	$12,111
Working capital	51,484	24,396	21,815	19,385	19,820
Total assets	78,992	39,729	42,771	27,965	47,183
Long-term debt	—	3,262	3,523	3,816	4,122
Total stockholders’ equity	66,096	28,231	23,655	19,378	26,402

(1)	Includes reserves for excess and obsolete inventory of $7,125.
(2)	Includes reserves for excess and obsolete inventory of $34,237.
(3)	Includes a reclassification of amortization of intangible assets relating to purchased technology for 2001, 2002, 2003 and 2004.
(4)	Includes effect of acquisition of VideoTele.com on November 7, 2002.
(5)	Includes the effect of the acquisition of Copper Mountain Networks on June 1, 2005.

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

Our History

Historically, we derived most of our sales from our broadband transport and service management products. In November 2002, we acquired VideoTele.com, referred to in this report as VTC, from Tektronix, Inc. to extend our product offerings to include digital video processing systems. On June 1, 2005, we acquired Copper Mountain Networks, Inc., referred to in this report as Copper Mountain, for its technology and engineering resources which we have refocused to further address our expanding video market opportunities for delivering advanced video services over coax and fiber networks.

We earn revenue primarily by selling video content processing systems both directly and through resellers to telecommunications service providers. We also earn revenue by selling video transmission systems to TV broadcasters and governments, and by selling broadband transport and service management products directly and through distributors to the hospitality industry and to owners of private multi-tenant campus facilities.

During the years ended December 31, 2003, 2004 and 2005, international sales represented 18.4%, 23.3% and 22.6% of our total sales, respectively.

Material Trends and Uncertainties

We pay close attention to and monitor various trends and uncertainties about our business. There is a growing demand by independent operating telephone companies to offer video services to their customer base. According to a recent release from Infonetics Research in November 2005, the number of IPTV subscribers worldwide is expected to grow to over 53.7 million by the end of 2009. While this growing market presents opportunities to serve a larger customer base, we are also encountering increasing competition as more companies compete to sell digital TV headend products. We expect this market space will continue to become more competitive in the future. Our immediate competitors in the digital TV headend markets have been primarily small private companies that were focused on a narrower product line than ours and thereby may have been able to devote substantially more targeted resources to developing, marketing and selling new products than we are able to. Certain of these companies have become targets for acquisition by larger companies, in which case we may face competitors with substantially greater name recognition, and technical, financial and marketing resources than we have. This increased competitive pressure may adversely affect the amount and timing of our revenue in future periods, thereby making it more difficult for us to accurately forecast our future revenue, and may also adversely affect our product margins.

The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these technologies to remain competitive. Digital subscriber line, or DSL, technologies use sophisticated signal blending techniques to transmit data through copper wires. The limitations on the amount of data that can be transmitted in a fixed amount of time (such limitations are referred to as bandwidth) and the distance data may be transmitted using copper wire constrain both the number of video channels that may be delivered simultaneously and the number of customers that are reachable from a telco central office over a DSL network. Advancements in video compression technology are now enabling high quality video streams to be transported at lower data transfer rates than has been previously available. These compression advancements also allow for the delivery of high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. ADSL is a technology that allows more data to be transmitted over existing copper telephone lines compared with standard DSL. Additionally, DSL advancements are emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL data transfer rates over longer distances. As our products continue to incorporate new technological advancements, we expect the demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels and features over their DSL networks. However, because of the increasing competition in the markets in which we compete, regardless of our revenue and product margins in future periods, we will continue to devote significant resources to research and development in future periods in order to enable us to offer our customers competitive products that incorporate these emerging technologies. As a consequence, we expect our research and development expenses in 2006 to be comparable to the research and development expenditures we incurred in 2005.

As we continue to capitalize on the growing number of telcos deploying video services in the United States and abroad, we will continue to aggressively market our new and existing products and expand our marketing and sales efforts domestically and internationally. Nevertheless, our sales activities have been and will continue to be subject to competitive market pressure. We believe that in certain competitive markets, our prospective customer purchase decisions continue to be impacted by lengthening of the purchase decision because of several factors that are affecting the overall digital TV headend market. Such factors include, but are not limited to, the delays in the introduction of advanced compression technology set top boxes, the transition to more efficient data transmission technologies and the emergence of video signal encryption requirements. Nevertheless, given the opportunities offered by the growing number of our target customers deploying or enhancing video services and despite the length of the sales cycle, we expect our sales and marketing expenses to increase in 2006 compared to our spending in 2005.

Internal Controls and Disclosure Controls and Procedures

Evaluation of Fiscal Year 2005

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2005. Based on this evaluation, they concluded as of December 31, 2005 that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting which occurred during the fourth quarter of fiscal year 2005 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Definitions for Discussion of Results of Operations

Our discussion of our results of operations focuses on the following items from our income statement: Total revenues consists of product sales, and license and royalty fees. Revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Revenue also consists of revenue from our broadband transport and service management products. Since our acquisition of VTC, a large part of our revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue. If we were to sell even one less system than our forecasted number of headend sales, our revenue would be materially impacted. As we did not enter into any new license or royalty agreements during 2003, 2004 or 2005, we expect minimal future license and royalty revenue. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, facilities, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, facilities, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to acquisitions.

Results of Operations

Years Ended December 31, 2003, 2004 and 2005.

Our acquisition of Copper Mountain has had a significant impact on every aspect of our financial statements since June 2005. This impact is reflected in the following discussion of our operating results. This should be considered when evaluating our period-to-period comparisons of 2005 relative to years prior to 2005.

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Total revenues	100.0%	100.0%	100.0%
Cost of goods sold	54.2	74.6	70.1

Gross profit	45.8	25.4	29.9

Operating expenses:
Sales and marketing	23.2	32.4	28.4
Research and development	24.6	29.1	33.1
General and administrative	13.9	17.3	14.0
Restructuring costs	0.9	—	0.3
Impairment of assets	—	—	0.5
Amortization of intangible assets	0.5	0.3	0.2

Total operating expenses	63.1	79.1	76.6

Loss from operations	(17.2)	(53.7)	(46.8)
Gain on sale of investments	—	0.5	—
Interest and other income (expense), net	0.1	(0.6)	(0.3)

Net loss	(17.1)%	(53.9)%	(47.1)%

Total Revenues. For the year ended December 31, 2005, our total revenue increased by 49.9% to $37.5 million from $25.0 million for the year ended December 31, 2004. We operate in a single business segment across two related markets. We measure our revenue by our two product lines only and therefore are unable to further quantify the impact of individual products on our revenue. During this same period, our revenue from video processing systems increased by 69.9% to $30.6 million from $18.0 million for the year ended December 31, 2004. During 2005, we experienced an increased demand for our video processing systems from independent operating telephone companies and international post, telephone and telegraph companies compared to 2004. We believe the increase in video processing systems revenue was due primarily to the increased market acceptance and the resulting increased demand for our products that address the IPTV market. In 2004, certain prospective customers indicated to us that they were delaying their purchase decisions for a variety of factors, including their anticipation of the introduction and general availability of advanced compression technologies. In 2005, we introduced our upgraded Astria video processing systems that incorporates these anticipated technologies, known as Motion Pictures Experts Group (MPEG) advanced video compression technologies or MPEG-4 AVC. As a result, our upgraded Astria products enable our customers to address a larger percentage of their geographic market and deliver advanced video services. We expect our revenue from video processing systems to increase in 2006 when compared to 2005 as we continue to introduce additional features to our Astria products, including high definition products to new customers and as an upgrade option to our installed base. Revenue from the sale of our broadband transport and service management products decreased by 33.7% to $4.6 million in 2005 from $7.0 million in 2004. The decrease in broadband transport and service management revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products (which transmit data over telephone wires). The year-over-year decrease in our broadband transport and service management revenue is primarily due to the end of the product lifecycle for these products. Revenue from this product line is expected to increase in future quarters with the introduction of our next generation products expected late in the first quarter of 2006.

Legacy product sales from the June 2005 acquisition of Copper Mountain Networks were $2.3 million for the year ended December 31, 2005. We do not anticipate additional significant revenue from these products.

For the year ended December 31, 2004, our revenue decreased by 22.3% to $25.0 million from $32.2 million for the year ended December 31, 2003. During this same period, our revenue from video processing systems decreased by 24.7% to $18.0 million from $23.9 million for the year ended December 31, 2003. As discussed earlier, we experienced a slowing demand for our video processing systems from independent operating telephone companies during 2004 compared to 2003. We believe the decrease in video processing systems revenue was primarily due to the adverse effect of several digital TV headend sales not closing during the period as expected primarily as a result of prospective customers delaying their purchase decisions in anticipation of the introduction and general availability of advanced compression technologies. Revenue from the sale of our broadband transport and service management products decreased by 15.7% to $7.0 million in 2004 from $8.3 million in 2003.

Cost of Goods Sold. For the year ended December 31, 2005, our cost of goods sold increased by 41.0%, or $7.6 million, to $26.3 million from $18.6 million for the year ended December 31, 2004. Included in cost of goods are the effects of changes in our reserves for excess and obsolete inventories. These reserves were primarily related to lower of cost or market adjustments for raw materials and reserves for finished goods in excess of what we reasonably expected to sell in the foreseeable future. During both 2005 and 2004, cost of goods sold included a charge for increases in our reserves for excess and obsolete inventories of $1.0 million. These charges were primarily associated with our video processing systems products. The increase in cost of goods sold of $7.6 million from 2004 to 2005 included increases in materials costs of $6.7 million, outside contractor expenses of $0.3 million and amortization of $0.1 million. Also included in cost of goods sold during 2005 was a one time charge of $0.5 million to amortize the backlog acquired in the Copper Mountain acquisition. Our gross profit increased in 2005 compared to 2004 due to increased sales volume from our video processing systems.

For the year ended December 31, 2004, our cost of goods sold increased by 6.9%, or $1.2 million, to $18.7 million from $17.4 million for the year ended December 31, 2003. Included in cost of goods are the effects of changes in our reserves for excess and obsolete inventories. These reserves were primarily related to lower of cost or market adjustments for raw materials and reserves for finished goods in excess of what we reasonably expected to sell in the foreseeable future. During 2004, cost of goods sold included a charge for an increase in our reserves for excess and obsolete inventories of $1.0 million. This charge was primarily associated with our video processing systems products. In 2003, cost of goods sold was reduced as a result of a decrease in our reserves for excess and obsolete inventories of $1.5 million. The decrease in our reserves for excess and obsolete inventories in 2003 was because we were able to sell certain products for which we had originally set aside reserves in prior years. In addition to this $2.5 million increase included in costs of goods from the change in reserves for excess and obsolete inventories from 2003 to 2004, other significant increases in cost of goods sold included increases in labor expenses of $0.5 million, outside contractor expenses of $0.2 million, freight costs of $0.2 million and amortization expenses of $0.2 million. Partially offsetting these increases was a decrease in materials cost of $2.4 million. Our gross profit declined in 2004 compared to 2003 due to decreased sales volume for both our video processing systems and our broadband transport and service management products. The cost increases previously mentioned, including the increase in our reserves for excess and obsolete inventories, also negatively affected our gross profit in 2004 when compared to 2003.

Sales and Marketing. For the year ended December 31, 2005, our sales and marketing expenses increased by 31.5% to $10.6 million from $8.1 million for the year ended December 31, 2004. The increase of $2.6 million in sales and marketing expense was due to a year-over-year increase in personnel related costs of $1.7 million due to additional headcount added during the year and additional headcount from our acquisition of Copper Mountain, $0.2 million for travel costs, $0.1 million for promotional and advertising costs, $0.4 million for purchases of supplies and $0.2 million for depreciation of equipment.

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

Research and Development. For the year ended December 31, 2005, our research and development expense increased by 70.5% to $12.4 million from $7.3 million for the year ended December 31, 2004. The $5.1 million increase in our research and development expense was due to a year-over-year increase in personnel related costs of $2.8 million from additional headcount added from our acquisition of Copper Mountain, $0.6 million from outside services, $0.2 million for facility costs, $1.3 million for the purchase of supplies relating to the development of our new product offerings and $0.2 million for travel costs. Our capital expenditures for research and development were $1.1 million in 2003, $0.1 million in 2004 and $0.6 million for 2005.

For the year ended December 31, 2004, our research and development expense decreased by 8.0% to $7.3 million from $7.9 million for the year ended December 31, 2003. The $0.6 million decrease in our research and development expense was due to a year-over-year decrease in personnel related costs.

General and Administrative. For the year ended December 31, 2005, our general and administrative expense increased by 21.1% to $5.3 million from $4.3 million for the year ended December 31, 2004. The $0.9 million increase in our general and administrative expense was primarily due to a $1.2 million one-time write off of costs relating to CoSine’s termination of the proposed merger offset by a decrease in outside services of $0.2 million and franchise taxes of $0.1 million.

For the year ended December 31, 2004, our general and administrative expense decreased by 3.1% to $4.3 million from $4.5 million for the year ended December 31, 2003. The $0.2 million decrease in our general and administrative expense was primarily due to a decrease in personnel related costs of $0.2 million, lower insurance costs of $0.3 million and contractors cost of $0.2 million offset by higher relocation costs of $0.1 million and outside service costs of $0.4 million.

Restructuring Costs. In September 2005, we announced a restructuring program that included a workforce reduction. As a result of this restructuring program, we recorded restructuring costs of $0.1 million consisting of severance payments. As of December 31, 2005, we have paid all of the costs relating to the restructuring. We did not incur any restructuring costs for the year ended December 31, 2004. We incurred restructuring costs of $0.3 million for the year ended December 31, 2003.

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

Impairment of Assets. During the third quarter of 2005, we determined that certain of the technology acquired as part of the VTC acquisition had become impaired. As a result, we recorded an impairment charge of $0.2 million to write off the book value of the intangible assets associated with this technology. During the fourth quarter of 2005, we determined that certain assets in our UK office had become impaired. As a result, we recorded an impairment charge of $0.2 million to write off the book value of the assets. During the first quarter of 2004, we determined that certain of the technology acquired as part of the purchase of the ViaGate Technology assets had become impaired. As a result, we recorded an impairment charge of $0.2 million to write off the book value of the intangible assets associated with this technology. During the second quarter of 2003, we recorded an impairment charge of $0.1 million to write off the book value of certain technology acquired as part of the acquisition of the assets of ViaGate. The impairment costs have been included in cost of goods sold.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of intangibles related to the acquisitions of FreeGate, OneWorld assets and Xstreamis in 2000, ActiveTelco in 2001, VTC in 2002 and Copper Mountain in 2005. The remaining intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. Amortization expense was $1.6 million, $1.5 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense included in cost of goods sold was $1.6 million, $1.5 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $0.1 million increase in 2005 when compared with 2004 was the result of intangible assets acquired as part of the Copper Mountain acquisition. The $0.3 million decrease in 2004 when compared with 2003 was the result of an intangible asset becoming fully amortized in 2004.

Gain on sale of Investments. The gain on sale of investments for the year ended December 31, 2004, resulted from the sale of certain equity investments that had been written down to zero in a previous year.

Interest and Other Income, Net. Interest and other income, net consists primarily of interest income and expense. Interest and other income, net remained consistent at $0.1 million and $0.2 million for the years ended December 31, 2005 and 2004 respectively. For the year ended December 31, 2004, our interest and other income, net decreased to an expense of $0.2 million from an income of $30,000 for the year ended December 31, 2003. The decrease was due to interest expense associated with the $3.8 million note issued in connection with our purchase of VTC in November 2002.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12.1 million at December 31, 2005, compared with cash and cash equivalents of $12.4 million at December 31, 2004, reflecting a net reduction in cash and cash equivalents of $0.3 million.

Cash used in operating activities was $20.3 million for the year ended December 31, 2005, compared with $9.7 million for the year ended December 31, 2004. The increase in cash used in operating activities was primarily due to a higher net loss in 2005 compared with 2004, and a higher accounts receivable and inventory balance which was partially offset by higher accounts payable balances in 2005 compared with the same period in 2004.

Cash used in investing activities included additions to property and equipment for the year ended December 31, 2005 of $1.7 million compared with $1.4 million in 2004, and net cash acquired as part of the Copper Mountain acquisition of $1.5 million offset by net purchases of short-term investments of $1.7 million. In 2006, we expect capital expenditures to increase compared with 2005. We expect these capital expenditures to be funded from operations and borrowings from our existing credit facility.

Cash provided by financing activities in 2005 consisted of $14.1 million from the issuance of private equity financing, $0.5 million from the issuance of common stock related to the exercise of stock options and purchases made pursuant to the employee stock purchase plan and net proceeds from the line of credit of $7.1 million.

The net decrease in cash and cash equivalents of $2.0 million during the year ended December 31, 2004, resulted primarily from our use of $9.7 million for operating activities and the purchase of property and equipment of $1.4 million. The net decrease in cash and cash equivalents from these uses was offset by $8.7 million from the issuance of 4.6 million additional common shares in a secondary offering and $0.5 million in proceeds from the issuance of common stock related to the exercise of stock options and purchases made pursuant to the employee stock purchase plan.

Off Balance Sheet Arrangements

As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2005:

	Payments due by period
Contractual Obligations (thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Line of credit	$7,080	$7,080	$—	$—	$—
Long-Term debt obligations	4,122	—	4,122	—	—
Interest on long-term debt obligations	504	252	252
Capital lease commitments	150	50	100	—	—
Operating lease commitments	1,792	960	816	16	—
Purchase obligations	450	450	—	—	—

Total	$14,098	$8,792	$5,290	$16	$—

On September 23, 2004, we entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005. As amended, this facility had an initial term of two years and expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 7.25% as of December 31, 2005, plus 0.5%. The rate may increase by 1.0% if we do not meet certain financial covenants. All of our assets are pledged as collateral, and the credit facility contains various covenants. We were in compliance with these financial covenants as of December 31, 2005. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, available borrowings under this facility were $7.8 million as of December 31, 2005. In addition, this credit facility allows for long-term borrowings of up to $1.2 million for purchase of fixed assets. We had outstanding borrowings of $7.1 against the revolving credit facility and no long-term borrowings against the credit facility at December 31, 2005.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each

April 30, July 31 and October 31 thereafter until the principal balance is paid in full. Principal and accrued interest on the note payable is $4.1 million at December 31, 2005.

In July 2005, we completed the sale of 5,535 shares of our common stock at a price of $2.70 per share for gross proceeds of $14.9 million. Net proceeds from the offering were approximately $14.1 million. Under the terms of the sale, we also issued warrants to purchase an additional 2.8 million shares of our common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. We also have the right to call the warrants in the event that the trading price of our common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide us an additional $11.8 million in cash.

We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2005, we incurred a net loss of $17.6 million, negative cash flows from operating activities of $20.3 million, and have an accumulated deficit of $313.2 million.

We believe that our cash and cash equivalents and availability under our credit facility as of December 31, 2005, are sufficient to fund our operating activities and capital expenditure needs for at least the next twelve months. In future periods, we generally anticipate that our cash flows from operations will begin to increase as a result of several factors, including our expectation that our revenue will increase and our net loss will decrease in 2006 as compared to 2005. Accordingly, we expect the amount of cash used to fund our operations to decrease in 2006. However, in the event that we do not meet our revenue and earnings expectations, we may require additional cash to fund our operations. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

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

Revenue recognition. We generate revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of our software products. We sell products through direct sales channels and through distributors. Generally, revenue is generated from the sale of video processing systems and components and the sale of broadband transport and service management products.

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

Revenue is also generated from the sale of video processing component products and the sale of broadband transport and service management products and the sale of certain legacy products related to the acquisition of Copper Mountain. We sell these products through our own direct sales channels and also through distributors.

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

In the case of software arrangements that require significant production, modification or customization of software, which encompasses all of our turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the PCS element of the multi-element arrangement, for which we have established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of- completion method, as stipulated by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. In connection with certain contracts, we may perform the work prior to when the revenue is billable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination. In connection with certain of our contracts, we have recorded unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

For direct sales of video processing systems component products not included as part of turnkey solutions and the direct sale of broadband transport products and service management products, and the sales of legacy products related to the acquisition of Copper Mountain, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for first fiscal years beginning after June 15, 2005. We will adopt SFAS 123R on January 1, 2006 on a prospective basis. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways—the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We will adopt SFAS No 123R using the Black-Scholes options pricing model under the modified prospective transition method. On December 29, 2005, the Board of Directors of approved full acceleration of unvested stock options with an exercise price of $3.02 or greater previously granted under our 1998 Stock Option Plan and 1999 Non-statutory Stock Option Plan held our officers and employees. Options to purchase approximately 876,550 shares of the Company’s common stock, including approximately 126,390 shares held by our named executive officers, are subject to acceleration effective as of December 29, 2005. Since we currently account for share based payments using the intrinsic value method under APB 25, we expect the adoption of SFAS 123R will have an adverse impact on our results of operations.

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

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Its adoption is not expected to have a significant impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the previously issued authoritative guidance to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by us beginning January 1, 2006. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 will not have a material impact on the Company’s results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2005, we had $1.7 million in short-term investments. An immediate 10% change in interest rate would be immaterial to our financial condition or results of operations.

The principal amount of cash and cash equivalents at December 31, 2005, totaled $12.1 million with a related weighted average interest rate of 1.75%. We had $1.7 million in short-term investments with a related weighted average interest rate of 3.8%. Our long-term debt of $4.1 million at December 31, 2005, carries a weighted average fixed interest rate of 8.0% per annum with principal payment of the entire note payable balance due in November 2007. We had $7.1 million in outstanding borrowings under our credit facility which carries an average interest rate of 7.75%.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, and debt obligations.

	Maturity Fiscal Year
	2006	2007	2008	2009	Thereafter	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$12,111	$—	$—	$—	$—	$12,111
Average interest rate	1.75%	—	—	—	—	1.75%
Short-term investments	$1,693	$—	$—	$—	$—	$1,693
Average interest rate	3.8%	—	—	—	—	3.8%

Liabilities:
Line of credit	$7,080	$—	$—	$—	$—	$7,080
Average interest rate	7.75%	—	—	—	—	7.75%
Long-term debt	$—	$4,122	$—	$—	$—	$4,122
Average interest rate	8.0%	8.0%	—	—	—	8.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TUT SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tut Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tut Systems, Inc. (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon February 9, 2006

TUT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,440	$12,111
Short-term investments	—	1,693
Accounts receivable, net of allowance for doubtful accounts of $139 and $56 in 2004 and 2005, respectively	6,585	14,873
Inventories, net	3,994	6,719
Prepaid expenses and other	1,137	983

Total current assets	24,156	36,379
Property and equipment, net	1,874	2,827
Intangibles and other assets	1,935	6,305
Goodwill	—	1,672

Total assets	$27,965	$47,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$7,080
Accounts payable	2,221	5,678
Accrued liabilities	2,324	3,274
Deferred revenue	226	527

Total current liabilities	4,771	16,559
Note payable	3,816	4,122
Other liabilities	—	100

Total liabilities	8,587	20,781

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2004 and 2005, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 25,180 and 33,474 shares issued and outstanding in 2004 and 2005, respectively	25	33
Additional paid-in capital	315,006	339,711
Deferred compensation	—	(19)
Accumulated other comprehensive loss	(140)	(165)
Accumulated deficit	(295,513)	(313,158)

Total stockholders’ equity	19,378	26,402

Total liabilities and stockholders’ equity	$27,965	$47,183

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2004	2005
Revenue	$32,192	$24,992	$37,465
Cost of goods sold	17,432	18,642	26,281

Gross profit	14,760	6,350	11,184

Operating expenses:
Sales and marketing	7,479	8,096	10,649
Research and development	7,909	7,278	12,412
General and administrative	4,476	4,336	5,250
Restructuring costs	292	—	130
Impairment of assets	—	—	206
Amortization of intangible assets	151	64	68

Total operating expenses	20,307	19,774	28,715

Loss from operations	(5,547)	(13,424)	(17,531)
Gain on sale of investments	—	125	—
Interest and other income (expense), net	30	(161)	(114)

Net loss	$(5,517)	$(13,460)	$(17,645)

Net loss per share, basic and diluted (Note 2)	$(0.28)	$(0.63)	$(0.60)

Shares used in computing net loss per share, basic and diluted (Note 2)	19,996	21,392	29,200

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital		Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Stock	Warrants
Balance, January 1, 2003	19,796	$20	$304,888	$—	$—	$(141)	$(276,536)	$28,231
Components of comprehensive loss:
Unrealized gain on other investments	—	—	—	—	—	74	—	74
Foreign currency translation adjustment	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(5,517)	(5,517)

Total comprehensive loss	—	—	—	—	—	—	—	(5,465)
Common stock issued for cash upon exercise of stock options	440	—	831	—	—	—	—	831
Common stock issued under employee stock purchase plan	38	—	58	—	—	—	—	58

Balance, December 31, 2003	20,274	$20	$305,777	$—	$—	$(89)	$(282,053)	$23,655

Components of comprehensive loss:
Unrealized gain (loss) on other investments	—	—	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(13,460)	(13,460)

Total comprehensive loss	—	—	—	—	—	—	—	(13,511)
Common stock issued in secondary offering, net	4,600	5	8,706					8,711
Common stock issued for cash upon exercise of stock options	226	—	323	—	—	—	—	323
Common stock issued under employee stock purchase plan	80	—	200	—	—	—	—	200

Balance, December 31, 2004	25,180	$25	$315,006	$—	$—	$(140)	$(295,513)	$19,378

Components of comprehensive loss:
Unrealized gain (loss) on other investments	—	—	—	—	—	(12)	—	(12)
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(17,645)	(17,645)

Total comprehensive loss	—	—	—	—	—	—	—	(17,670)
Common stock issued in private placement, net	5,535	6	7,949	6,102	—	—	—	14,057
Common stock issued in conjunction with Copper Mountain acquisition	2,467	2	9,845	—	—	—	—	9,847
Compensation charge related to the issuance of stock options	—	—	193	—	—	—	—	193
Unearned compensation related to issuance of restricted stock	—	—	102	—	(102)	—	—	—
Amortization related to unearned compensation	—	—	—	—	64	—	—	64
Reversal of deferred compensation related to work force reduction	—	—	(19)	—	19	—	—	—
Common stock issued for cash upon exercise of stock options	217	—	346	—	—	—	—	346
Common stock issued under employee stock purchase plan	75	—	187	—	—	—	—	187

Balance, December 31, 2005	33,474	$33	$333,609	$6,102	$(19)	$(165)	$(313,158)	$26,402

The accompanying notes are an integral part of these consolidated financial statements.

TUT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(5,517)	$(13,460)	$(17,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,097	1,273	1,243
Provision for (recovery of) doubtful accounts	36	92	(83)
Provision for excess and obsolete inventory and abandoned products	225	1,542	1,022
Impairment of intangible assets	128	202	192
Impairment of assets			206
Amortization of intangible assets	1,809	1,524	1,647
Non cash compensation	—	—	257
Deferred interest on note payable	261	293	306
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(5,126)	385	(8,142)
Inventories	(518)	(1,355)	(3,214)
Prepaid expenses and other assets	72	(138)	766
Accounts payable and accrued liabilities	(2,665)	(70)	2,983
Deferred revenue	(703)	(27)	201

Net cash used in operating activities	(10,901)	(9,739)	(20,261)

Cash flows from investing activities:
Purchase of property and equipment	(1,189)	(1,425)	(1,696)
Purchase of short-term investments	—	—	(2,993)
Proceeds from maturities of short-term investments	—	—	1,300
Acquisition of businesses, net cash acquired	—	—	1,529

Net cash used in investing activities	(1,189)	(1,425)	(1,860)

Cash flows from financing activities:
Proceeds from credit facility	—	2,562	13,410
Repayment of credit facility	—	(2,562)	(6,330)
Capital lease	—	—	167
Payment of capital lease	—	—	(17)
Proceeds from issuances of common stock, net	889	9,234	14,562

Net cash provided by financing activities	889	9,234	21,792

Net decrease in cash and cash equivalents	(11,201)	(1,930)	(329)
Cash and cash equivalents, beginning of year	25,571	14,370	12,440

Cash and cash equivalents, end of year	$14,370	$12,440	$12,111

Supplemental disclosure of cash flow information:
Interest paid during the year	$261	$294	$460

Income taxes paid during the year	$1	$1	$1

Noncash financing activities:
Common stock issued in connection with the Copper Mountain acquisition in 2005	$—	$—	$9,847

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2005, the Company incurred a net loss of $17,645 and negative cash flows from operating activities of $20,261, and has an accumulated deficit of $313,158 at December 31, 2005. Management believes that its cash and cash equivalents and availability under the credit facility as of December 31, 2005 are sufficient to fund its operating activities and capital expenditure needs at least for the next twelve months. However, in the event that the Company does not meet its revenue and earnings expectations, the Company at least may require additional cash to fund operations. Failure to generate positive cash flow in the future would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories and accounts receivable, estimation of loss on purchase commitments, estimation of percentage-of-completion on revenue contracts, the recoverability of long-lived assets and intangible assets, and estimation of range of losses under contingencies. Actual results could differ from those estimates.

Fair value of financial instruments

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable, line of credit and note payable approximate their carrying value due to the short maturity or market rate structure of those instruments.

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

Short-term investments

The Company’s short-term investments are stated at fair value, and are principally comprised of corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and states its investments at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense), net. A liquid market exists for these short-term investments.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. These estimated allowances are periodically reviewed and take into account customers’ payment history and information regarding customers’ creditworthiness that is known to the Company. The Company assesses individual accounts receivable over a specific aging and amount. If the financial condition of any of the Company’s customers were to deteriorate, resulting in their inability to make payments, the Company would need to record an additional allowance.

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets consist of completed technology and patents, customer lists, maintenance contract renewals and trademarks. These intangible assets are amortized on a straight line basis over the estimated periods of benefit, which are as follows:

Completed technology and patents	3-5 years
Customer lists	7 years
Maintenance contract renewals	5 years
Trademarks	7 years

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

During 2003 and 2005, the Company determined that certain long-lived assets and certain intangible long-lived assets were impaired and recorded losses accordingly under SFAS No. 144. No such impairment was recorded in 2004. Future events could cause the Company to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Revenue Recognition

The Company generates revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of its software products. The Company sells products through direct sales channels and through distributors. Generally, revenue is generated from the sale of video processing systems and components and the sale of broadband transport and service management products.

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

Revenue is also generated from the sale of video processing component products, the sale of broadband transport and service management products, and the sale of certain legacy products acquired with the Copper Mountain merger. The Company sells these products through its own direct sales channels and also through distributors.

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

In the case of software arrangements which require significant production, modification or customization of software, which encompasses all of the Company’s turnkey arrangements, SOP 97-2 refers to the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue for all turnkey arrangements in accordance with SOP 97-2 and SOP 81-1. Excluding the post contract support (or PCS) element, for which the Company has established vendor specific objective evidence of fair value (as defined by SOP 97-2), revenue from turnkey solutions is generally recognized using the percentage-of-completion method, as stipulated by SOP 81-1. The percentage-of- completion method reflects the portion of the anticipated contract revenue that has been earned that is equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue from the PCS element of the arrangement is deferred at the point of sale and recognized over the term of the PCS period. Generally, the terms of the turnkey solution sales provide for billing of approximately 90% of the contract value of the arrangement prior to the time of delivery to the customer site, with an additional approximately 9% of the contract value billed upon substantial completion of the project and the balance upon customer acceptance. In connection with certain contracts, the Company may perform the work prior to when the revenue is billable pursuant to the contract. The termination clauses in most of the Company’s contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination. In connection with certain of the Company’s contracts, it has recorded unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure it is justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows it to recognize such revenue. The contractual arrangements relative to turnkey solutions include customer acceptance provisions. However, such provisions are generally considered to be incidental to the arrangement in its entirety because customers are fully obligated with respect to approximately 99% of the contract value irrespective of whether acceptance occurs or not.

For direct sales of video processing systems component products not included as part of turnkey solutions, direct sale of broadband transport products and service management products and the sales of legacy products acquired with the Copper Mountain merger, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Management must make significant judgments and estimates in connection with the measurement of revenue in a given period. The Company follows specific and detailed guidelines for determining the timing of revenue recognition. At the time of the transaction, the Company assesses a number of factors, including specific contract and purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the creditworthiness of the customer, evidence of sell-through to the end user, and current payment terms. Based on the results of the assessment, the Company may recognize revenue when the products are shipped or defer recognition of revenue until evidence of sell-through occurs and cash is received. In order to recognize revenue, the Company must also make a judgment regarding collectibility of the arrangement fee. Management’s judgment of collectibility is applied on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company sells to customers with whom the Company has a history of successful collection and to new customers for which no similar history may exist. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. New customers are typically assigned a credit limit based on a review of their financial position. Such credit limits are increased only after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash-collected basis.

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

The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and earnings per share is required to be determined as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 123R.

The following table illustrates the effect on net loss and loss per share if the Company’s had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 123R, to stock-based employee compensation:

	Years Ended December 31,
	2003	2004	2005
Net loss—as reported	$(5,517)	$(13,460)	$(17,645)
Add:
Unearned stock-based employee compensation expense included in reported net loss	—	—	257
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(3,646)	(2,338)	(4,170)

Net loss—pro forma	$(9,163)	$(15,798)	$(21,558)

Basic and diluted net loss per share—as reported	$(0.28)	$(0.63)	$(0.60)

Basic and diluted net loss per share—pro forma	$(0.46)	$(0.74)	$(0.74)

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

The effects of applying pro forma disclosures of net loss and earnings/loss per share are not likely to be representative of the pro forma effects on net loss/income and earnings/loss per share in future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

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

	Stock Option Plans Year Ended December 31,			Employee Stock Purchase Plan Year Ended December 31,
	2003	2004	2005	2003	2004	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	2.8%	3.7%	1.26%	1.16%	3.19%
Expected volatility	80.7%	88.0%	87.0%	80.7%	88.0%	87.0%
Expected life (in years)	4.0	4.0	4.0	0.5	0.5	0.5

Generally, the Company grants options at a price equal to the fair market value of the Company’s stock on the date of the grant. The weighted-average estimated fair values of stock options granted during fiscal 2003, 2004 and 2005 as calculated using the Black-Scholes option pricing model were $1.82, $3.33 and $1.94 per share, respectively.

On December 29, 2005, the Board of Directors approved full acceleration of unvested stock options with an exercise price of $3.02 or greater, previously granted under the Company’s 1998 Stock Option Plan and 1999 Non-statutory Stock Option Plan held by Company officers and employees. Options to purchase approximately 876,550 shares of the Company’s common stock, including approximately 126,390 shares held by the Company’s named executive officers, were subject to acceleration effective as of December 29, 2005. As a condition of the acceleration, and to avoid any unintended personal benefits, the Company also imposed a holding period on shares underlying the accelerated options that will require all optionees to refrain from selling any shares acquired upon the exercise of the options until the date on which such shares would have vested under the options’ original vesting terms, or, if earlier, the optionee’s last day of employment or upon a “change in control” as defined in any termination agreement between the individual option holder and the Company.

The Board decided to accelerate vesting of these options based in part on the anticipated effects of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which becomes effective for the Company’s first quarter of fiscal 2006, commencing on January 1, 2006. The acceleration of the vesting of these options minimizes future compensation expense that the Company would recognize in its financial statements with respect to these options as a result of SFAS 123R. Absent the acceleration of these options, upon the effectiveness of SFAS 123R, the Company would have been required to recognize approximately $2.1 million in pre-tax compensation expense, including $0.4 million attributable to options held by executive officers, from these options over their remaining vesting terms. By accelerating the vesting of these previously unvested options, the share-based compensation expense under SFAS 123 is reflected in this footnote disclosure. Further, the Company believes that any potential future share-based compensation expense related to these options would be immaterial to the Company’s financial results. However, the Company makes no assurance that these actions will avoid the recognition of future compensation expense in connection with these options.

Employees and officers may benefit from the accelerated vesting of their stock options in the event they terminate their employment with or service to the Company prior the completion of the original vesting terms as they would have the ability to exercise certain options that would have otherwise been forfeited. No share-based compensation expense will be recorded with respect to these options unless an employee or officer actually benefits from this modification. For those employees and officers who do benefit from the accelerated vesting, the Company is required to record additional share-based compensation expense equal to the intrinsic value of the option on the date of modification (i.e., December 29, 2005). The closing market price per share of the Company’s common stock on December 29, 2005 was $3.10 and the exercise price of the approximately 876,550 in unvested options on that date ranged from $3.02 to $6.16, with a weighted exercise price of $3.95. The

Company estimates the potential additional share-based compensation expense that the Company may be required to record with respect to these options would be immaterial to the Company’s financial results.

Shipping and handling costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in Cost of Sales in the Consolidated Statements of Operations.

Advertising expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2003, 2004 and 2005 was zero, $53 and $49, respectively.

Research and development

Research and development expenditures are charged to expense as incurred. These costs include costs associated with salaries, contractors, supplies, facilities, utilities and administrative expenses.

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

The calculation of net loss per share follows:

	Years Ended December 31,
	2003	2004	2005
Net loss per share, basic and diluted:
Net loss	$(5,517)	$(13,460)	$(17,645)

Shares used in computing net loss per share, basic and diluted	19,996	21,392	29,200

Net loss per share, basic and diluted	$(0.28)	$(0.63)	$(0.60)

Antidilutive options and warrants, not included in net loss per share calculations	3,649	4,254	7,220

Other comprehensive (loss) income

Other comprehensive (loss) income includes unrealized gains and losses on other assets and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the components of other comprehensive (loss) income:

	Years Ended December 31,
	2003	2004	2005
Unrealized gains (losses) on investments	$74	$(23)	$(12)
Foreign currency translation adjustment	(22)	(28)	(13)

Total	$52	$(51)	$(25)

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

As of December 31, 2005, two customers, FTC Management, Inc. and Al-Falak Systems Solutions and Consulting accounted for 19% and 12% respectively of the Company’s accounts receivable.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies first fiscal year beginning after June 15, 2005. Thus, the Company will adopt SFAS No. 123R on January 1, 2006 on a prospective basis. The new standard will require the Company to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways—the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company will adopt SFAS No. 123R using the Black-Scholes option pricing model under the modified prospective transition method. On December 29, 2005, the Board of Directors approved full acceleration of unvested stock options with an exercise price of $3.02 or greater previously granted under the Company’s 1998 Stock Option Plan and 1999 Non-statutory Stock Option Plan held by Company officers and employees. Options to purchase approximately 876,550 shares of the Company’s common stock, including approximately 126,390 shares held by the Company’s named executive officers, are subject to acceleration effective as of December 29, 2005. Since the Company currently accounts for share based payments using the intrinsic value method under APB 25, the Company expects the adoption of FAS 123R will have an adverse impact on its results of operations.

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

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Its adoption is not expected to have a significant impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the previously issued authoritative guidance to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current-period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and will be adopted by the Company beginning January 1, 2006. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Amortization of intangible assets relating to completed technology and patents have been reclassified from operating expenses to cost of goods sold. This reclassification did not affect cash flows, financial position or net loss.

NOTE 3—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

At December 31, 2004 and 2005, cash, cash equivalents and short term investments are summarized as follows:

	December 31,
	2004	2005
Cash and cash equivalents	$12,440	$12,111
Short-term investments due in less than one year	—	1,693

	$12,440	$13,804

The following is a summary of available-for-sale securities:

As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,693	$—	$—	$1,693

As of December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$—	$—

NOTE 4—ACQUISITIONS:

On January 7, 2005, the Company entered into an Agreement and Plan of Merger with CoSine Communications, Inc., referred to in this report as CoSine. The Company received formal notice from CoSine on May 17, 2005, to terminate the merger agreement. In May 2005, the Company incurred a one time charge of $1,209 to write off the related transaction costs, reflected in the statement of operations for the second quarter of 2005. The Company included this charge in General and Administrative expenses.

On June 1, 2005, the Company acquired 100% of the outstanding common stock of Copper Mountain for approximately $11,729. The purchase price consisted of 2,467 shares of the Company’s common stock valued in aggregate at $9,787, warrants to purchase the Company’s common stock valued at $58, acquisition related expenses consisting of legal, insurance and other professional fees of $1,503 and employee severance costs of $351. The value of the Company’s common stock was determined based on the average market price over the two day period before and after the acquisition was announced on February 11, 2005. The results of operations of Copper Mountain have been included in the consolidated statement of operations from June 1, 2005. The Company acquired Copper Mountain for its additional product and engineering resources, which are being refocused to address the Company’s expanding video market opportunities. The Company believes that the acquisition of Copper Mountain is accelerating the Company’s plans to address the growing number of opportunities in the market for video processing systems. During the year ended December 31, 2005, the Company recognized revenue of $2,226 from the sale of legacy Copper Mountain’s products. The Company will honor Copper Mountain’s existing customer support agreements but does not expect significant future revenue from the sale of Copper Mountain’s historical product lines.

The Company determined the fair value of the acquired intangibles using established valuation techniques. The purchase price of $11,729 exceeded the fair value of the net assets acquired of $10,057, thereby resulting in goodwill of $1,672. The allocation of the purchase price was as follows:

Current assets	$4,285
Property and equipment	706
Completed technology and patents	6,221
Goodwill	1,672

Total assets acquired	12,884
Total liabilities assumed	1,155

Net assets acquired	$11,729

Completed technology and patents are being amortized over a weighted average life of five years. Amortization of $795 has been included in cost of goods sold. The goodwill of $1,672 will not be deductible for tax purposes.

The following unaudited pro forma consolidated information gives effect to the acquisition of Copper Mountain as if it had occurred on January 1, 2004 and 2005 by consolidating the results of operations of Copper Mountain with the results of operations of the Company for the year ended December 31, 2004 and 2005.

	Year Ended December 31,
Proforma Results of Operations (unaudited)	2004	2005
Revenue	$32,835	$37,930
Net loss	(33,740)	(25,970)
Basic and diluted net loss per share	(1.41)	(0.86)

NOTE 5—BALANCE SHEET COMPONENTS:

	December 31,
	2004	2005
Accounts receivable
Accounts receivable	$6,724	$10,574
Unbilled receivables	—	4,355
Provision for doubtful accounts	(139)	(56)

	$6,585	$14,873

Inventories, net:
Finished goods	$5,038	$7,794
Raw materials	184	843
Allowance for excess and obsolete inventory and abandoned product	(1,228)	(1,918)

	$3,994	$6,719

Property and equipment:
Computers and software	$1,811	$1,853
Test equipment	3,169	4,837
Office equipment	56	68

	5,036	6,758
Less: accumulated depreciation	(3,162)	(3,931)

	$1,874	$2,827

Accrued liabilities:
Professional services	$369	$590
Provision for purchase commitments	503	568
Compensation	1,164	1,518
Other	288	598

	$2,324	$3,274

Intangibles and other assets:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$7,922	$(6,460)	$1,462
Customer list	86	(27)	59
Maintenance contract renewals	50	(22)	28
Trademarks	315	(97)	218

	$8,373	$(6,606)	1,767

Other non-current assets			168

			$1,935

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$13,681	$(7,769)	$5,912
Customer list	86	(39)	47
Maintenance contract renewals	50	(32)	18
Trademarks	315	(142)	173

	$14,132	$(7,982)	6,150

Other non-current assets			155

			$6,305

The aggregate amortization expense for the years ended December 31, 2003, 2004 and 2005 was $1,809, $1,524 and $1,647 respectively.

Minimum future amortization expense for subsequent years is as follows:

2006	$1,695
2007	1,649
2008	1,247
2009	1,115
2010	444

$6,150

NOTE 6—INDEBTEDNESS:

Line of Credit

On September 23, 2004, the Company entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005. As amended, this facility had an initial term of two years and expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 7.25% as of December 31, 2005, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. All of the Company’s assets are pledged as collateral and the credit facility contains various covenants. The Company was in compliance with these financial covenants as of December 31, 2005. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, available borrowings under this facility were $7,787 as of December 31, 2005. In addition, this credit facility allows for long-term borrowings of up to $1.2 million for purchase of fixed assets. The Company had outstanding borrowings under this facility of $7,080 against the revolving credit facility and no long-term borrowings against the credit facility at December 31, 2005.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. As of December 31, 2004 and 2005, this note payable balance, including accrued interest, was $3,816 and $4,122, respectively.

NOTE 7—RESTRUCTURING COSTS, IMPAIRMENT OF CERTAIN ASSETS AND PROVISION FOR INVENTORY:

Restructuring costs

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

In September 2005, the Company announced a restructuring program that included a workforce reduction. As a result of this restructuring program, the Company recorded restructuring costs of $130 consisting of severance payments. As of December 31, 2005, all the restructuring costs have been paid.

Impairment of intangible assets

During the second quarter of 2003 and first quarter of 2004, the Company determined that certain of the technology acquired as part of the purchase of the ViaGate assets had become impaired. As a result, the Company recorded an impairment charge of $128 in 2003 and $202 in 2004. During the third quarter of 2005, the Company determined that certain of its technology acquired as part of the VTC acquisition in November 2002, had become impaired. As a result, the Company incurred a loss of $192 to write-off the technology. These impairment charges are included in Cost of Goods Sold.

Impairment of long-lived assets

During the fourth quarter of 2005, the Company determined that certain long lived assets in the UK office had become impaired. As a result, the Company recorded an impairment charge of $206 in 2005. There was no such impairment charge in 2003 and 2004.

Provision for inventory

The Company recorded a provision, within costs of goods sold, for inventory totaling $225 in 2003, $1,542 in 2004 and $1,022 in 2005. These provisions relate to the net realizable value of raw materials and reserves for finished goods in excess of what the Company reasonably expected to sell in the foreseeable future, based on the continued decline in the telecommunications market and current economic conditions. The Company sold $539 and $76 in 2004 and 2005, respectively of inventory that had been previously reserved for.

NOTE 8—INCOME TAXES:

The components of net deferred tax assets and liabilities as of December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$88,678	$110,672
Research and development credit	5,196	5,966
Deferred research and development costs	1,193	1,136
Deferred revenue	79	206
Accruals and reserves	15,981	54
Acquired intangibles	7,882	3,886
Other	1,943	1,938

Gross deferred tax assets	120,952	123,858

Less: valuation allowance	(120,952)	(123,858)

Net deferred tax assets	$—	$—

Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax assets.

At December 31, 2005, the Company has approximately $302,901 in federal and $150,842 in state net operating loss, or NOL, carryforwards to reduce future taxable income. Of these amounts, $28,642 and $12,156 represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

At December 31, 2005, the Company also has research and experimentation tax credit carryforwards of approximately $3,736 and $2,230 for federal and state income tax purposes, respectively. The NOL and credit carryforwards expire in 2007 to 2025.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2006 and 2010. In connection with the business combination in 2002, the Company assumed an operating lease that expires in December 2007. In December 2005, the Company entered into a lease agreement for a facility in Pleasanton, California that expires in June 2007. The Company also leases certain office equipment under capitalized lease obligations that expire in 2008.

Minimum future lease payments under operating and capital leases at December 31, 2005 are as follows:

	Operating Leases	Capital Leases
2006	$960	$59
2007	790	59
2008	26	44
2009	8
2010	8

	$1,792	162

Less amount representing interest		(12)

		150
Less current portion		(50)

		$100

Rent expense for the years ended December 31, 2003, 2004 and 2005 was $1,233 $1,189 and $1,426 respectively. At December 31, 2005, the cost of the leased capital assets were $168 with accumulated amortization of $14 resulting in a net book value of leased capital assets of $154.

Purchase commitments

The Company had noncancelable commitments to purchase finished goods inventory totaling $469 and $450 in aggregate at December 31, 2004 and 2005, respectively. These purchase commitments represent outstanding purchase orders submitted to the Company’s third party manufacturers for goods to be produced and delivered to the Company in 2005 and 2006.

Whalen v. Tut Systems, Inc. et al.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million which consists of the approximately $3.5 million from the Copper Mountain action described above and approximately $3.5 million from the Whalen action described above, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or its entire share of any payments towards satisfying its share of plaintiffs’ $1 billion recovery amount. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of December 31, 2005, the Company has not accrued a liability for this matter.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 10—STOCKHOLDERS’ EQUITY:

Preferred stock

The Company has 5,000 shares of undesignated preferred stock, $0.001 par value, authorized for issuance. The Board of Directors can issue, in one or more series, this preferred stock and fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, redemption rights and terms and certain other rights and preferences with stockholder action. There was no preferred stock issued and outstanding at December 31, 2004 or 2005.

Common stock

In October 2004, the Company completed the sale of 4,600 shares of its common stock at a price of $2.25 per share for gross proceeds of $10,350. Net proceeds from the offering were approximately $8,711.

On July 22, 2005, the Company completed the private sale of 5,535 shares of its common stock at a price of $2.70 per share for gross proceeds of $14,945. Net proceeds from the offering after issuance costs of $888 were approximately $14,057. Under the terms of the financing, the Company also issued warrants to purchase an additional 2,767 shares of its common stock. The warrants expire in 2010 and, beginning in 2006, are exercisable at a per share price of $4.25. The Company has the right to call the warrants in the event that the trading price of its common stock exceeds $7.44 per share for twenty consecutive trading days. If exercised in full, the warrants would provide an additional $11,760 in proceeds to the Company. Of the net proceeds of $14,057, $6 was recorded as common stock and $14,051 was recorded as additional paid in capital. This additional paid in capital consists of $7,949 additional paid in capital for common stock and $6,102 additional paid in capital for warrants.

NOTE 11—EQUITY BENEFIT PLANS:

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

The Company’s 1998 Stock Plan (the “1998 Plan”) was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998 and has rights and privileges similar to the 1992 Plan. The 1998 Plan allows for the issuance of a maximum of 1,000 shares of the Company’s common stock with annual increases starting in 2000, subject to certain limitations. In January 2000, the 1998 Plan was amended to increase the maximum number of shares that may be issued to 1,358. In January 2001, the 1998 Plan was amended to increase the maximum number of shares that may be issued by 375 to 1,733. In January 2002, the 1998 Plan was amended to increase the maximum number of shares by 375 to 2,108. In January 2005, the 1998 Plan was amended to increase the maximum number of shares by 375 to 2,483. In August 2005, the 1998 Plan was amended to increase the maximum number of shares by 500 to 2,983.

The Company’s 1999 Nonstatutory Stock Option Plan (the “1999 Plan”) was adopted by the Board of Directors in December 1999. The 1999 Plan allows for the issuance of a maximum of 1,000 shares of the Company’s common stock. Additions to the Plan may be approved by the Board of Directors. The 1999 Plan has rights and privileges similar to the 1998 Plan. In April 2000, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 1,425. In October 2000, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 1,825. In October 2002, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 2,625. In August 2005, the 1999 Plan was amended to increase the maximum number of shares that may be issued to 3,125.

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

Activity under the 1992, 1998 and 1999 Plans (the “Plans”) are summarized as follows:

			Outstanding Options
	Shares Available For Grant	Options Exercised	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, January 1, 2003	556	1,132	4,204	$0.11-68.25	$24,152	$5.75
Options authorized	375
Options granted	(604)		604	1.25-5.77	1,405	2.33
Options exercised		440	(440)	0.11-3.75	(833)	1.89
Options terminated	719		(719)	1.21-54.88	(1,364)	1.89

Balance, December 31, 2003	1,046	1,572	3,649	$0.11-68.25	$23,360	$6.40
Options authorized	375
Options granted	(969)		969	1.95-6.16	5,019	5.18
Options exercised		226	(226)	0.36-3.75	(324)	1.43
Options terminated	138		(138)	1.21-41.75	(1,439)	10.35

Balance, December 31, 2004	590	1,798	4,254	$0.11-68.25	$26,616	$6.26
Options authorized	1,375
Options granted	(1,179)		1,179	2.41-3.02	3,574	3.02
Options exercised		217	(217)	2.74-4.50	(346)	1.56
Options expired	(81)
Options terminated	463		(463)	1.21-57.44	(6,440)	13.90

Balance, December 31, 2005	1,168	2,015	4,753	$0.52-68.25	$23,404	$4.92

The Company uses the Black-Scholes option pricing model to value options granted to consultants. The total estimated fair value of these grants during the periods presented was not significant and was expensed over the applicable vesting periods. No options were granted to consultants during 2004 or 2005.

At December 31, 2003, 2004 and 2005 vested options to purchase 2,432, 3,126 and 4,453 shares of common stock, respectively were unexercised. The weighted average exercise price of these options $8.29, $7.10 and $5.08 per share for 2003, 2004 and 2005 respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 - 1.21	556	6.65	$1.14	556	$1.14
1.25 - 1.45	538	6.75	1.41	517	1.42
1.47 - 1.47	150	7.04	1.47	146	1.47
1.49 - 1.49	500	5.48	1.49	500	1.49
1.55 - 2.15	483	6.72	1.99	441	2.00
2.19 - 3.01	395	7.89	2.78	162	2.64
3.02 - 3.02	637	9.42	3.02	637	3.02
3.04 - 5.01	741	7.86	4.39	741	4.39
5.07 - 22.94	539	7.09	9.65	539	9.65
22.94 - 68.25	214	4.35	40.25	214	40.25

	4,753			4,453

Acceleration of stock options

On December 29, 2005, the Board of Directors of approved full acceleration of unvested stock options with an exercise price of $3.02 or greater previously granted under the Company’s 1998 Stock Option Plan and 1999 Non-statutory Stock Option Plan held by Company officers and employees. Options to purchase approximately 876,550 shares of the Company’s common stock, including approximately 126,390 shares held by the Company’s named executive officers, are subject to acceleration effective as of December 29, 2005. As a condition of the acceleration, and to avoid any unintended personal benefits, the Company also imposed a holding period on shares underlying the accelerated options that will require all optionees to refrain from selling any shares acquired upon the exercise of the options until the date on which such shares would have vested under the options’ original vesting terms, or, if earlier, the optionee’s last day of employment or upon a “change in control” as defined in any termination agreement between the individual option holder and the Company. The closing market price per share of the Company’s common stock on December 29, 2005 was $3.10 and the exercise price of the approximately 876,550 in unvested options on that date ranged from $3.02 to $6.16, with a weighted exercise price of $3.95.

Employee stock purchase plan

The Company’s 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”) was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998. Under the 1998 Purchase Plan, an eligible employee may purchase shares of common stock from the Company through payroll deductions of up to 15% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first or last trading day on or after May 1 and November 1 and ending on the last trading day of the period six (6) months later. In 1998, the Company reserved 250 shares of common stock for issuance under the 1998 Purchase Plan. In 2001, the Company allocated an additional 250 shares of common stock, increasing the number of shares reserved for issuance under the 1998 Purchase Plan to 500 and in January 2005, the Company increased the number of shares reserved for issuance by 250 to 750, of which 420 have been issued, leaving 330 for future issuances under the 1998 Purchase Plan as of December 31, 2005. The 1998 Purchase Plan is subject to annual increases, subject to certain limitations.

401(k) plan

In April 1995, the Company adopted the Tut Systems’ Inc. 401(k) Plan (the “401(k) Plan”) covering all eligible employees. Through December 31, 2001, contributions were limited to 15% of each employee’s annual compensation, and further limited by IRS annual contribution limitations. Effective January 1, 2002, contributions are allowed up to 100% of each employee’s annual compensation, but are still limited by IRS annual contribution limitations, depending on the age of the eligible employee. Contributions to the 401(k) Plan by the Company are discretionary. The Company did not make any contributions for the years ended December 31, 2003, 2004 and 2005.

NOTE 12—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue relating to the broadband transport and service management products was $8,263, $6,962 and $4,613 for the years ended December 31, 2003, 2004 and 2005, respectively. Revenue related to video processing systems was $23,929, $18,030 and $30,626 for the years ended December 31, 2003, 2004 and 2005, respectively. Revenue related to legacy product sales from the recently completed Copper Mountain merger was $2,226 for the year ended December 31, 2005. Revenues are attributed to the following countries based on the location of customers:

	Years Ended December 31,
	2003	2004	2005
United States	$26,263	$19,167	$29,005
International:
Canada	2,479	1,708	1,759
China	1,124	1,699	3,019
Ireland	558	1,275	612
Qatar	—	—	1,776
All other countries	1,768	1,143	1,294

	$32,192	$24,992	$37,465

No individual customer accounted for greater than 10% of the Company’s revenue for the years ended December 31, 2003, 2004 and 2005.

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

Long-lived Assets

The Company has long-lived assets, which consist of property and equipment, and other assets. Long-lived assets are located in the following countries:

	December 31,
	2004	2005
United States	$1,538	$2,798
United Kingdom	336	29

	$1,874	$2,827

NOTE 13—PRODUCT WARRANTY:

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failure as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. Warranty costs and accrued warranty cost for the years ended December 31, 2003, 2004 and 2005 were immaterial to the overall financial statements.

SUPPLEMENTARY DATA

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2005. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Quarter Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
	(unaudited)
Total revenues	$6,177	$5,123	$6,672	$7,020	$7,053	$9,674	$10,039	$10,699
Gross profit (loss)	466	1,316	2,210	2,358	2,538	3,480	2,176	2,990
Net loss	(4,450)	(3,635)	(2,743)	(2,632)	(3,320)	(4,517)	(5,600)	(4,208)
Net loss per share, basic and diluted	$(0.22)	$(0.18)	$(0.13)	$(0.11)	$(0.13)	$(0.17)	$(0.17)	$(0.13)
Shares used in computing net loss per share, basic and diluted	20,297	20,396	20,453	24,499	25,187	26,013	32,042	33,409

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

Evaluation of Fiscal Year 2005

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the fourth quarter of fiscal year 2005 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 30, 2005, our board of directors approved the terms of compensation to be paid to the non-management directors. Compensation for non-management directors includes an annual retainer of $25,000 for serving as a director and a meeting bonus retainer of $12,500 for attendance at all regularly scheduled quarterly board meetings. Directors may voluntarily elect to receive up to 100% of their cash retainers in the form of the Company’s common stock with a 10% value premium, subject to holding requirements and our stock ownership guidelines, when adopted by the board of directors. Our board of directors also approved an increase in the initial stock grant that directors would receive upon their first election to the board from 15,000 shares of common stock to 30,000 shares of common stock. A summary of the Non-management Director Compensation Plan is provided in Exhibit 10.23 of this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

With respect to Section 16(a) compliance, the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 10.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Exchange Act, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) and provides the information required in Item 14.

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

Date: February 23, 2006

TUT SYSTEMS, INC.

By:	/s/ SALVATORE D’AURIA
Salvatore D’Auria President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RANDALL K. GAUSMAN
Randall K. Gausman Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Salvatore D’Auria and Randall K. Gausman, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ SALVATORE D’AURIA Salvatore D’Auria	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2006

/S/ RANDALL K. GAUSMAN Randall K. Gausman	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 23, 2006

Neal Douglas	Director

/S/ CLIFFORD H. HIGGERSON Clifford H. Higgerson	Director	February 23, 2006

/S/ STEVEN LEVY Steven Levy	Director	February 23, 2006

/S/ ROGER H. MOORE Roger H. Moore	Director	February 23, 2006

TUT SYSTEMS, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses		Write-offs	Reclasses from Other Accounts	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$10	$37		$—	$—	$47
Year ended December 31, 2004	47	106		(14)	—	139
Year ended December 31, 2005	139	(29)		(54)	—	56

Valuation allowance for deferred tax assets:
Year ended December 31, 2003	$105,055	$2,604		$—	$—	$107,659
Year ended December 31, 2004	107,659	13,293		—	—	120,952
Year ended December 31, 2005	120,952	2,906		—	—	123,858

Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2003	$37,718	$(1,266	)(1)	$(36,227)	$—	$225
Year ended December 31, 2004	225	1,003	(2)	—	—	1,228
Year ended December 31, 2005	1,228	946	(3)	(256)	—	1,918

(1)	During 2003, the Company sold $1,491 of inventory that had previously been reserved for and increased the allowance for excess and obsolete inventory and abandoned product by $225.
(2)	During 2004, the Company sold $539 of inventory that had previously been reserved for and increased the allowance for excess and obsolete inventory and abandoned product by $1,542.
(3)	During 2005, the Company sold $76 of inventory that had previously been reserved for and increased the allowance for excess and obsolete inventory and abandoned product by $1,022

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(1)

2.3	Agreement and plan of Merger and Reorganization by and among the Company, Wolf Acquisition Corp and Copper Mountain Networks, Inc. dated February 11, 2005 (2)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(3)

3.2	Bylaws of the Company, as currently in effect. (4)

4.1	Specimen Common Stock Certificate.(3)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(3)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(3)

10.3*	1998 Employee Stock Purchase Plan, as amended.(5)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(3)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(3)

10.8	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(3)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(3)

10.12*	Executive Retention and Change of Control Plan.(7)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(7)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(7)

10.15*	1999 Non-Statutory Stock Option Plan(8)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000 and amended August, 2005.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(10)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley dated May 26, 2000.(11)

10.19	Purchase Agreement by and among the Company and the Investors names therein, dated July 19, 2005. (12)

10.20	Registration Rights Agreement by and among the Company and the Investors named therein, dated July 19, 2005. (12)

10.21	Silicon Valley Bank Loan and Security Agreement dated September 23, 2004 and amended December 29, 2005 (13)

10.22	Form of Acknowledgement of Amendment to Option Agreements dated December 29, 2005 (14)

10.23*	Summary of Non-Management Director Compensation Plan

Exhibit Number	Description
11.1	Calculation of net loss per share (contained in Note 1 of Notes to Audited Consolidated Financial Statements).

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.
(2)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.
(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(8)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 (File No. 333-127709 as declared effective by the Securities and Exchange Commission on September 2, 2005.
(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K dated May 26, 2000 as filed June 9, 2000.
(12)	Incorporated by reference to our Current Report on Form 8-K dated July 19, 2005 as filed July 25, 2005.
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(14)	Incorporated by reference to our Current Report on Form 8-K dated December 29, 2005 as filed January 5, 2006.
*	Indicates management contracts or compensatory plans and arrangements.