Form 10-Q
period 2006-03-31
TUT SYSTEMS INC
filed 2006-05-10
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

As of May 5, 2006, 33,680,990 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,111	$11,432
Short term investments	1,693	—
Accounts receivable, net of allowance for doubtful accounts of $56 and $98 in 2005 and 2006, respectively	14,873	16,217
Inventories, net	6,719	8,238
Prepaid expenses and other	983	1,321

Total current assets	36,379	37,208
Property and equipment, net	2,827	2,957
Intangibles and other assets	6,305	5,885
Goodwill	1,672	1,672

Total assets	$47,183	$47,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,080	$8,149
Accounts payable	5,678	6,473
Accrued liabilities	3,274	4,668
Deferred revenue	527	516

Total current liabilities	16,559	19,806
Note payable	4,122	4,203
Other liabilities	100	82

Total liabilities	20,781	24,091

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2005 and 2006, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 33,474 and 33,648 shares issued and outstanding in 2005 and 2006, respectively	33	34
Additional paid-in capital	339,692	340,050
Accumulated other comprehensive loss	(165)	(159)
Accumulated deficit	(313,158)	(316,294)

Total stockholders’ equity	26,402	23,631

Total liabilities and stockholders’ equity	$47,183	$47,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2006
Revenue	$7,053	$11,522
Cost of goods sold	4,515	7,571

Gross profit	2,538	3,951

Operating expenses:
Sales and marketing	2,488	2,565
Research and development	2,121	3,210
General and administrative	1,175	1,280

Total operating expenses	5,784	7,055

Loss from operations	(3,246)	(3,104)
Interest and other income (expense), net	(74)	(32)

Net loss	$(3,320)	$(3,136)

Net loss per share, basic and diluted (Note 3)	$(0.13)	$(0.09)

Shares used in computing net loss per share, basic and diluted (Note 3)	25,187	33,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(3,320)	$(3,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	362
Provision for doubtful accounts	104	42
Provision for excess and obsolete inventory	20	13
Amortization of intangible assets	376	423
Non cash compensation	193	111
Deferred interest on note payable	76	81
Change in operating assets and liabilities:
Accounts receivable	(796)	(1,386)
Inventories	463	(1,532)
Prepaid expenses and other assets	(1,394)	(335)
Accounts payable and accrued liabilities	1,477	2,184
Deferred revenue	165	(11)

Net cash used in operating activities	(2,417)	(3,184)
Cash flows from investing activities:
Purchase of property and equipment	(511)	(492)
Purchase of short term investments	—	(7)
Sale of short-term investments	—	1,700

Net cash provided by (used in) investing activities	(511)	1,201
Cash flows from financing activities:
Proceeds from line of credit	—	1,069
Repayment of capital lease	—	(13)
Proceeds from issuances of common stock	16	248

Net cash provided by financing activities	16	1,304

Net decrease in cash and cash equivalents	(2,912)	(679)
Cash and cash equivalents, beginning of period	12,440	12,111

Cash and cash equivalents, end of period	$9,528	$11,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1—DESCRIPTION OF BUSINESS:

The Company designs, develops, and sells digital video processing systems that enable telephony-based service providers to deliver broadcast quality digital video signals over their networks. The Company also offers video processing systems that enable private enterprise and government entities to transport video signals over satellite, fiber, radio, or copper networks for surveillance, distance learning, and TV production applications. Additionally, the Company designs, develops and markets private broadband network products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the three months ended March 31, 2006, the Company incurred a net loss of $3,136 and negative cash flows from operating activities of $3,184, and has an accumulated deficit of $316,294 at March 31, 2006. Management believes that its cash and cash equivalents and availability under the credit facility as of March 31, 2006 are sufficient to fund its operating activities and capital expenditure needs for at least the next twelve months. However, in the event that the Company does not meet its revenue and earnings expectations, the Company may require additional cash to fund operations. Failure to generate positive cash flow in the future would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2005 and March 31, 2006 and for the three months ended March 31, 2005 and 2006 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, except for the adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment (Revised 2004)” (SFAS No. 123R) on January 1, 2006, as described in Note 10 - Stock Based Compensation. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of December 31, 2005 and March 31, 2006, its results of operations for the three months ended March 31, 2005 and 2006 and its cash flows for the three months ended March 31, 2005 and 2006. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2006. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2006 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2006.

Revenue recognition

The Company generates revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of its software products. The Company sells products through direct sales channels and through distributors. Generally, revenue is generated from the sale of video processing systems and components and the sale of private broadband network products.

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

Revenue is also generated from the sale of video processing component products, the sale of private broadband network products, and the sale of certain legacy products acquired with the Copper Mountain merger. The Company sells these products through its own direct sales channels and also through distributors.

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

During 2005, the Company determined that certain long-lived assets and certain intangible long-lived assets were impaired and recorded losses accordingly under SFAS No. 144. No such impairment was recorded in the three months ended March 31, 2006. Future events could cause the Company to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Accounting for stock based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R on a modified prospective basis. As a result, the Company has included stock-based compensation costs in its results of operations for the three months ended March 31, 2006, as more fully described in Note 10.

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

The calculation of net loss per share follows:

	Three Months Ended March 31,
	2005	2006
Net loss per share, basic and diluted:
Net loss	$(3,320)	$(3,136)

Net loss per share, basic and diluted	$(0.13)	$(0.09)

Shares used in computing net loss per share, basic and diluted	25,187	33,563

Antidilutive securities not included in net loss per share calculations	4,208	7,056

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the components of comprehensive loss:

	Three Months Ended March 31,
	2005	2006
Net loss	$(3,320)	$(3,136)
Unrealized gains on investments	19	3
Foreign currency translation adjustments	(3)	3

Net change in other comprehensive loss	16	6

Total comprehensive loss	$(3,304)	$(3,130)

NOTE 5—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

At December 31, 2005 and March 31, 2006, cash, cash equivalents and short term investments are summarized as follows:

	December 31, 2005	March 31 2006
Cash and cash equivalents	$12,111	$11,432
Short-term investments due in less than one year	1,693	—

	$13,804	$11,432

The following is a summary of available-for-sale securities:

As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,693	$—	$—	$1,693

As of March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$—	$—

NOTE 6—ACQUISITIONS:

On June 1, 2005, the Company acquired 100% of the outstanding common stock of Copper Mountain for approximately $11,729. The purchase price consisted of 2,467 shares of the Company’s common stock valued in aggregate at $9,787, warrants to purchase the Company’s common stock valued at $58, acquisition related expenses consisting of legal, insurance and other professional fees of $1,503 and employee severance costs of $351. The value of the Company’s common stock was determined based on the average market price over the two day period before and after the acquisition was announced on February 11, 2005. The results of operations of Copper Mountain have been included in the consolidated statement of operations from June 1, 2005. The Company acquired Copper Mountain for its additional product and engineering resources, which are being refocused to address the Company’s expanding video market opportunities. The Company believes that the acquisition of Copper Mountain is accelerating the Company’s plans to address the growing number of opportunities in the market for video processing systems. During the three months ended March 31, 2006, the Company recognized revenue of $48 from the sale of legacy Copper Mountain’s products. The Company will honor Copper Mountain’s existing customer support agreements but does not expect significant future revenue from the sale of Copper Mountain’s historical product lines.

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

Completed technology and patents are being amortized over a weighted average life of five years. Amortization of $341 has been included in cost of goods sold for the three months ended March 31, 2006. The goodwill of $1,672 will not be deductible for tax purposes.

The following unaudited pro forma consolidated information gives effect to the acquisition of Copper Mountain as if it had occurred on January 1, 2005 by consolidating the results of operations of Copper Mountain with the results of operations of the Company for the three months ended March 31, 2005.

Proforma Results of Operations (unaudited)	Three Months Ended, March 31, 2005
Revenue	$7,370
Net loss	(8,496)
Basic and diluted net loss per share	(0.34)

NOTE 7—BALANCE SHEET COMPONENTS:

	December 31, 2005	March 31, 2006
Accounts receivable, net:
Accounts receivable	$10,574	$10,215
Unbilled receivables	4,355	6,100
Provision for doubtful accounts	(56)	(98)

	$14,873	$16,217

Inventories, net:
Finished goods	$7,794	$8,081
Raw materials	843	2,087
Allowance for excess and obsolete inventory	(1,918)	(1,930)

	$6,719	$8,238

Property and equipment:
Computers and software	$1,853	$1,909
Test equipment	4,837	5,149
Office equipment	68	191

	6,758	7,249
Less: accumulated depreciation	(3,931)	(4,292)

	$2,827	$2,957

Accrued liabilities:
Professional services	$590	$657
Provision for purchase commitments	568	1,555
Compensation	1,518	1,683
Other	598	773

	$3,274	$4,668

Intangibles and other assets:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$13,681	$(7,769)	$5,912
Customer list	86	(39)	47
Maintenance contract renewals	50	(32)	18
Trademarks	315	(142)	173

	$14,132	$(7,982)	6,150

Other non-current assets			155

			$6,305

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$13,681	$(8,176)	$5,505
Customer list	86	(42)	44
Maintenance contract renewals	50	(34)	16
Trademarks	315	(154)	161

	$14,132	$(8,406)	5,726

Other non-current assets			159

			$5,885

The aggregate amortization expense for the three months ended March 31, 2005 and 2006 was $376, and $423 respectively.

Minimum future amortization expense for subsequent years is as follows:

2006	$1,271
2007	1,649
2008	1,247
2009	1,115
2010	444

$5,726

NOTE 8—INDEBTEDNESS

Line of Credit

On September 23, 2004, the Company entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005. This facility expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 7.75% as of March 31, 2006, plus 0.5%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. All of the Company’s assets are pledged as collateral and the credit facility contains various covenants. The Company was in compliance with these financial covenants as of March 31, 2006. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, available borrowings under this facility were $9,746 as of March 31, 2006. In addition, this credit facility allows for long-term borrowings of up to $1.2 million for the purchase of fixed assets. The Company had outstanding borrowings under this facility of $8,149 against the revolving credit facility at March 31, 2006.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest was added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. As of March 31, 2006, this note payable balance, including accrued interest, was $4,203.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2007 and 2010. In January 2006, the Company entered into a lease agreement for a facility in San Diego, California that expires in February, 2010. The Company also leases certain office equipment under capitalized lease obligations that expire in 2008.

Minimum future lease payments under operating and capital leases at March 31, 2006 are as follows:

	Operating Leases	Capital Leases
2006	$839	$44
2007	1,081	59
2008	330	44
2009	404	—
2010	61	—

	$2,715	147

Less amount representing interest		(10)

		137
Less current portion		(55)

		$82

Rent expense for the three months ended March 31, 2005 and 2006 was $317 and $370 respectively. At March 31, 2006, the cost of the leased capital assets were $168 with accumulated amortization of $28 resulting in a net book value of leased capital assets of $140.

Purchase commitments

The Company had noncancelable commitments to purchase finished goods inventory totaling $450 and $586 in aggregate at December 31, 2005 and March 31, 2006, respectively. These purchase commitments represent outstanding purchase orders submitted to the Company’s third party manufacturers for goods to be produced and delivered to the Company in 2006.

Contingencies

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million which consists of the approximately $3.5 million from the Copper Mountain action described above and approximately $3.5 million from the Whalen action described above, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or its entire share of any payments towards satisfying its share of plaintiffs’ $1 billion recovery amount. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of March 31, 2006, the Company has not accrued a liability for this matter.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 10—STOCK-BASED COMPENSATION

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

The Company’s 1998 Stock Plan (the “1998 Plan”) was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998 and has rights and privileges similar to the 1992 Plan. The 1998 Plan allows for the issuance of a maximum of 1,000 shares of the Company’s common stock with annual increases starting in 2000, subject to certain limitations. In January 2000, the 1998 Plan was amended to increase the maximum number of shares that may be issued to 1,358. In January 2001, the 1998 Plan was amended to increase the maximum number of shares that may be issued by 375 to 1,733. In January 2002, the 1998 Plan was amended to increase the maximum number of shares by 375 to 2,108. In January 2005, the 1998 Plan was amended to increase the maximum number of shares by 375 to 2,483. In August 2005, the 1998 Plan was amended to increase the maximum number of shares by 500 to 2,983. In January 2006, the 1998 Plan was amended to increase the maximum number of shares by 375 to 3,358.

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

Stock Option Activity

The following is a summary of options activities:

	Shares Available For Grant	Options Exercised	Outstanding Options
			Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, December 31, 2005	1,168	2,015	4,753	$0.52-68.25	$23,404	$4.92
Options authorized	375	—	—	—	—	—
Options granted	(42)	—	42	2.99-3.27	126	3.04
Options exercised	—	174	(174)	1.21-3.02	(251)	1.44
Options expired	—	—	—	—	—	—
Options terminated	73	—	(73)	1.58-41.75	(529)	7.28

Balance, March 31, 2006	1,574	2,189	4,548	$0.52-68.25	$22,750	$5.00

At March 31, 2006 options to purchase 4,548 shares of common stock were unexercised. The weighted average exercise price of these options was $5.00 per share and the aggregate intrinsic value was $3,469. The weighted-average remaining term was 6.95 years.

At March 31, 2006 vested options to purchase 4,289 shares of common stock were unexercised. The weighted average exercise price of these options was $5.14 per share and the aggregate intrinsic value was $3,371. The weighted-average remaining contractual term was 6.83 years.

Total unrecognized compensation cost as of March 31, 2006 was $461. The weighted-average remaining contractual term was 1.18 years.

The weighted average exercise price of options granted during the three months ended March 31, 2006 was $3.04 per share. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $248. The intrinsic value of these options was $277. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 - 1.21	542	6.40	$1.13	541	$1.13
1.25 - 1.47	537	6.57	1.43	520	1.43
1.49 - 1.49	500	5.24	1.49	500	1.49
1.55 - 2.15	470	6.47	1.99	452	2.00
2.19 - 3.01	410	7.75	2.79	193	2.68
3.02 - 3.02	617	9.17	3.02	617	3.02
3.04 - 5.01	728	7.64	4.37	722	4.38
5.07 - 22.94	537	6.85	9.62	537	9.62
22.94 - 45.00	159	4.04	31.81	159	31.81
68.25 - 68.25	48	4.30	68.25	48	68.25

	4,548			4,289

SFAS No.123R

Effective January 1, 2006, the Company adopted SFAS No. 123R on a modified prospective basis. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123.

Periods prior to adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS No. 123R as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company amortized stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and net loss per share is presented and has been determined as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Company’s stock-based compensation plans prior to the adoption. For the purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes valuation model and amortized on a straight-line basis over the vesting periods of the awards. Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS No. 123R’s fair value method during this period.

Three Months Ended March 31, 2005
Net loss – as reported	$(3,320)

Compensation expense included in net loss	193
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(363)

Net loss – pro forma	$(3,490)

Basic and diluted net loss per share – as reported	$(0.13)

Basic and diluted net loss per share – pro forma	$(0.14)

Adoption of SFAS No. 123R

Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the awards and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions.

As required by SFAS No. 123R, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

On December 29, 2005, the Board of Directors approved full acceleration of unvested stock options with an exercise price of $3.02 or greater, previously granted under the Company’s 1998 Stock Option Plan and 1999 Non-statutory Stock Option Plan held by Company officers and employees. Options to purchase approximately 876,550 shares of the Company’s common stock, including approximately 126,390 shares held by the Company’s named executive officers, were subject to acceleration effective as of December 29, 2005. The closing market price per share of the Company’s common stock on December 29, 2005 was $3.10 and the exercise price of the approximately 876,550 in unvested options on that date ranged from $3.02 to $6.16, with a weighted exercise price of $3.95. As a result, stock based compensation expense in periods subsequent to the acceleration will be significantly reduced.

During the three months ended March 31, 2006, the Company granted approximately 41,500 options with an estimated total grant-date fair value of $91. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $101 for the options that vested during the three months ended March 31, 2006. There was no income benefit realized because of the Company’s loss position.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss for the three-month ended March 31, 2006, is $101 higher than had we continued to account for stock-based employee compensation under APB No. 25. The adoption of SFAS No. 123R did not have a material impact on basic and diluted net loss per share for the three months ended March 31, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.

Valuation Assumptions

In connection with the adoption of SFAS No. 123R, the Company estimated the fair value of stock options using a Black-Scholes valuation model. The following table outlines the weighted average assumptions for both the stock options granted and the purchase rights issued:

	Stock Option Plans Three Months Ended March 31,		Employee Stock Purchase Plan Three Months Ended March 31,
	2005	2006	2005	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.7%	4.4%	3.7%	4.4%
Expected volatility	87.0%	79.0%	87.0%	79.0%
Expected life (in years)	4.0	6.25	0.5	0.5

Expected Term: The expected term was calculated in accordance with the simplified method stated in Staff Accounting Bulletin (SAB) 107. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility: The volatility factor was based on the Company’s historical stock prices for the four years from 2002 to 2005.

Expected Dividend: The Company has not paid any dividends and does not anticipate paying any dividends. Accordingly, an expected dividend yield of 0% was used.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available maturities.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers historical voluntary and involuntary terminations prior to vesting.

Restricted Stock

In connection with restricted shares granted upon the acquisition of Copper Mountain, the Company recorded deferred stock compensation which was calculated as the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation was being amortized on a straight-line basis over the vesting periods of the underlying stock rewards. Through March 31, 2006, the Company had amortized approximately $71 of such compensation expense, with $7 being recorded in the three months ended March 31, 2006. These restricted shares are expected to fully amortize over the next six months.

A summary of the status of the Company’s unvested restricted shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Restricted Stock
	Number of shares	Weighted-average grant-dated fair value
Unvested at December 31, 2005	4,651	$3.97
Awards granted	—	—
Awards vested	(1,783)	3.97
Awards cancelled/expired/forfeited	(489)	3.97

Unvested at March 31, 2006	2,379	$3.97

NOTE 11—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue relating to the private broadband network products was $1,142 and $999 for the three months ended March 31, 2005 and 2006, respectively. Revenue related to video processing systems was $5,911 and $10,475 for the three months ended March 31, 2005 and 2006, respectively. Revenue related to legacy product sales from the Copper Mountain merger was $48 for the three months ended March 31, 2006. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended March 31,
	2005	2006
United States	$5,786	$9,315
International:
Canada	384	5
Qatar	—	528
China	208	1,305
Japan	102	208
All other countries	573	161

	$7,053	$11,522

Two customers, FTC Management Inc. and Major League Baseball Advanced Media accounted for 23% and 11%, respectively of the Company’s revenue for the three months ended March 31, 2005. Huawei Technologies Company Ltd. and Hutchinson Telephone Company each accounted for 11% of the Company’s revenue for the three months ended March 31, 2006.

Products

The Company designs, develops, and sells video processing systems and private broadband network products. Video processing systems include both digital TV headend systems and video systems. The digital TV headend system enables telephony-based service providers to transport broadcast quality digital video signals across their networks and our digital video transmission systems optimize the delivery of video signals across enterprise, government and education networks. The private broadband network products enable the transmission of broadband data over existing hotels and private campus networks.

NOTE 12—SUBSEQUENT EVENT:

In April 2006, the Company announced a restructuring program that included a workforce reduction The workforce reduction represents approximately 8% of the Company’s employees. As a result of the restructuring the Company recorded a restructuring charge of $240 in April 2006 which primarily comprised of severance and benefit costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1) our belief that the number of IPTV subscribers will grow significantly by the end of 2009 and that this market space will continue to become more competitive, (2) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (3) our expectation that digital subscriber line or DSL technology will continue to dominate telco broadband networks for the foreseeable future, (4) our expectation that demand for our products will increase, (5) our expectation that our sales and marketing expenses will increase in 2006, (6) our expectation that sales of private broadband network products will increase for the remainder of 2006 (7) our expectation that capital expenditures for research and development will be comparable with 2005 expenditures, (8) our expectation that capital expenditures in 2006 will be comparable with 2005 expenditures and that these capital expenditures will be funded from cash, cash equivalents and availability under the credit facility, (9) our belief that our cash and cash equivalents and availability under the credit facility as of March 31, 2006 are sufficient to fund our operating activities and capital expenditure needs for the next twelve months, (10) our expectation that we will incur losses in the near future, (11) our expectation that some competitors will market some of their products for use in TV over DSL applications, (12) our anticipation that our sales and operating margins will continue to fluctuate, (13) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (14) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, and (15) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue, (16) our expectation that research and development expenditures will be less than expenditures incurred in 2005.

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

We also offer private broadband network products that enable the provisioning of high speed Internet access and other broadband data services over existing copper networks within hotels and private campus facilities.

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

We earn revenue primarily by selling video content processing systems both directly and through resellers to telecommunications service providers. We also earn revenue by selling video transmission systems to TV broadcasters and governments, and by selling private broadband network products directly and through distributors to the hospitality industry and to owners of private multi-tenant campus facilities.

For the three months ended March 31, 2005 and 2006, international sales represented 18.0%, and 19.2% of our total sales, respectively.

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

The emergence of new technologies to serve the digital TV headend market means that we must continue to invest in these technologies to remain competitive. Digital subscriber line, or DSL, technologies use sophisticated signal blending techniques to transmit data through copper wires. The limitations on the amount of data that can be transmitted in a fixed amount of time (such limitations are referred to as bandwidth) and the distance data may be transmitted using copper wire constrain both the number of video channels that may be delivered simultaneously and the number of customers that are reachable from a telco central office over a DSL network. Advancements in video compression technology are now enabling high quality video streams to be transported at lower data transfer rates than has been previously available. These compression advancements also allow for the delivery of high-definition television over bandwidth constrained asymmetric DSL, or ADSL, lines for the first time. ADSL is a technology that allows more data to be transmitted over existing copper telephone lines compared with standard DSL. Additionally, DSL advancements are emerging that expand the available bandwidth from the telco to the subscriber thereby supporting higher DSL data transfer rates over longer distances. As our products continue to incorporate new technological advancements, we expect the demand for our products will increase because our products will enable more telcos to reach more of their customers with a greater number of video channels and features over their DSL networks. However, because of the increasing competition in the markets in which we compete, regardless of our revenue and product margins in future periods, we will continue to devote significant resources to research and development in future periods in order to enable us to offer our customers competitive products that incorporate these emerging technologies. We expect our research and development expenses in 2006 to be less than research and development expenditures we incurred in 2005, since we recently completed a major product development cycle and restructuring.

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

Definitions for Discussion of Results of Operations

Our discussion of our results of operations focuses on the following items from our income statement: Revenue consists of sales of our video processing systems, which includes both digital TV headend and video transmission systems. Revenue also includes sales of our private broadband network products. Since our acquisition of VTC, a large part of our revenue has been associated with the sale of digital TV headends. Furthermore, each individual headend sale has represented a significant portion of our revenue. If we were to sell even one less system than our forecasted number of headend sales, our revenue would be materially impacted. Cost of goods sold, or COGS, consists of costs related to raw materials, contract manufacturing, personnel, overhead, test and quality assurance for products, and the cost of licensed technology included in our products. Raw materials, contract manufacturing and licensed technology are the principal elements of COGS and vary directly with product sales. Sales and marketing expense consists primarily of selling and marketing personnel costs, including sales commissions, travel, trade shows, promotions and outside services. Research and development expense consists primarily of personnel and facilities costs, contract consultants, outside testing services, and equipment and supplies associated with enhancing existing products and developing new products. General and administrative expense consists primarily of personnel costs for administrative officers and support personnel, professional services and insurance expenses. Amortization of intangible assets consists primarily of expenses associated with the amortization of technology and patents related to prior years’ acquisitions.

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2005	2006
Total revenues	100.0%	100.0%
Cost of goods sold	64.0	65.7

Gross profit	36.0	34.3

Operating expenses:
Sales and marketing	35.3	22.3
Research and development	30.1	27.9
General and administrative	16.6	11.0

Total operating expenses	82.0	61.2

Loss from operations	(46.0)	(26.9)
Interest and other income (expense), net	(1.1)	(0.3)

Net loss	(47.1)%	(27.2)%

Three Months Ended March 31, 2005 and 2006

Total Revenues. For the three months ended March 31, 2006, our total revenues increased by 63.4% to $11.5 million from $7.1 million for the three months ended March 31, 2005. Sales of video processing system products increased from $5.9 million in the first quarter of 2005 to $10.5 million in the first quarter of 2006. This $4.6 million increase in video processing system products revenue was due primarily to the introduction of our upgraded Astria video processing systems that incorporate recent Motion Pictures Experts Group (MPEG) advanced video compression technologies or MPEG-4. Our upgraded Astria products enable our customers to address a larger percentage of their geographic market and deliver advanced video services. Sales of private broadband network products decreased from $1.1 million in the first quarter of 2005 to $1.0 million in the first quarter of 2006. The decrease in private broadband network products revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products which transmit data over telephone wires. During the later portion of the first quarter of 2006 we began shipping of our next generation of service management products for the multiple dwelling unit and enterprise market. Since the introduction of these new products was towards the end of the quarter, these products did not produce significant revenue. We expect product sales of private broadband network products to increase during the remainder of 2006 as these new products gain market acceptance.

Cost of Goods Sold. For the three months ended March 31, 2006, our cost of goods sold increased by $3.1 million to $7.6 million from $4.5 million for the three months ended March 31, 2005. The increase in cost of goods sold was due to an increase of $2.8 million in materials costs, $0.2 million in labor and $0.1 million in freight. Our gross profit increased in 2006 due to increased sales volume from our video services processing products.

Sales and Marketing. For the three months ended March 31, 2006, our sales and marketing expenses increased by 3.1% to $2.6 million from $2.5 million for the three months ended March 31, 2005. The $0.1 million increase for the first quarter of 2006 when compared with the same period in 2005 was due to $0.1 million of travel related costs.

Research and Development. For the three months ended March 31, 2006, our research and development expense increased by 51.3% to $3.2 million from $2.1 million for the three months ended March 31, 2005. The $1.1 million increase in our research and development expense for the first quarter of 2006 when compared with the same period in 2005 was due to an increase of $0.6 million in personnel related costs from the additional headcount added from the Copper Mountain acquisition, $0.2 million in outside service costs, $0.2 million in facilities and overhead costs, and $0.1 million in depreciation costs. Our capital expenditures for research and development were $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2006, respectively. We expect capital expenditures for research and development to be comparable with 2005 expenditures.

General and Administrative. For the three months ended March 31, 2006, our general and administrative expenses increased by 9.0% to $1.3 million from $1.2 million for the three months ended March 31, 2005. The $0.1 million increase in our general and administrative expense for the first quarter of 2006 when compared with the same period in 2005 was due primarily to an increase in personnel expense.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of intangibles related to the acquisitions of VTC in 2002 and Copper Mountain in 2005. The intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three months ended March 31, 2005 and 2006, total amortization of intangible assets remained consistent at $0.4 million. Amortization expense included in cost of goods sold was $0.4 million for March 31, 2005 and 2006.

Interest and Other Expense, Net. Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the three months ended March 31, 2005 and 2006, our interest and other income was an expense of $0.1 million and $32,000 respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $11.4 million at March 31, 2006, compared with cash and cash equivalents of $12.1 million at December 31, 2005, reflecting a net reduction in cash and cash equivalents of $0.7 million.

Cash used in operating activities was $3.2 million for the three months ended March 31, 2006, compared with $2.4 million for the three months ended March 31, 2005. The increased cash used in operating activities was primarily due to an increase in accounts receivable due to higher revenue levels in the first quarter of 2006, an increase in inventories offset by an increase in accounts payable and accrued liabilities due to an increase in end of quarter purchases.

Cash provided by investing activities included the sale of short term investments of $1.7 million offset by additions to property and equipment of $0.5 million in the first quarter of 2006. In 2006 we expect capital expenditures to be comparable with 2005 expenditures. We expect these capital expenditures to be funded from cash, cash equivalents and availability under the credit facility.

Cash provided by financing activities included proceeds from the line of credit of $1.1 million and $0.2 million from the issuance of common stock related to the exercise of stock options.

Off Balance Sheet Arrangements

As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2006:

	Payments due by period
Contractual Obligations	Total	Remainder of 2006	2007 to 2008	2009 to 2010	Thereafter
Line of credit	$8,149	$8,149	$—	$—	$—
Long-Term Debt Obligations, including interest	4,203	250	3,953	—	—
Operating Lease Obligations	2,715	839	1,411	465	—
Purchase Obligations	586	586	—	—	—

Total	$15,653	$9,824	$5,364	$465	$—

On September 23, 2004, we entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005. This facility expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 7.75% as of March 31, 2006, plus 0.5%. The rate may increase by 1.0% if we do not meet certain financial covenants. All of our assets are pledged as collateral, and the credit facility contains various covenants. We were in compliance with these financial covenants as of March 31, 2006. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, available borrowings under this facility were $9.7 million as of March 31, 2006. In addition, this credit facility allows for long-term borrowings of up to $1.2 million for purchase of fixed assets. We had outstanding borrowings of $8.1 million against the revolving credit facility at March 31, 2006.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full in November 2007. Principal and accrued interest on the note payable is $4.2 million at March 31, 2006. Accrued interest during the first quarter of 2006 was $0.1 million.

We have incurred substantial losses and negative cash flows from operations since inception. For the three months ended March 31, 2006, we incurred a net loss of $3.1 million, negative cash flows from operating activities of $3.2 million, and have an accumulated deficit of $316.3 million.

We believe that the cash and cash equivalents and availability under the credit facility as of March 31, 2006, are sufficient to fund our operating activities and capital expenditure needs for at least the next twelve months. However, in the event that general economic conditions worsen, we may require additional cash to fund our operations. Failure to generate positive cash flow in the future could have a material adverse effect on our ability to achieve our intended business objectives.

Subsequent Event

In April 2006, we announced a restructuring program that included a workforce reduction. The workforce reduction represents approximately 8% of our employees. As a result of the restructuring we recorded a restructuring charge of $0.2 million in April 2006 which primarily comprised of severance and benefit costs.

Critical Accounting Policies

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

Revenue recognition. We generate revenue primarily from the sale of hardware products, including third-party products, through professional services, and through the sale of our software products. We sell products through direct sales channels and through distributors. Generally, revenue is generated from the sale of video processing systems and components and the sale of private broadband network products.

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

Revenue is also generated from the sale of video processing component products and the sale of private broadband network products and the sale of certain legacy products related to the acquisition of Copper Mountain. We sell these products through our own direct sales channels and also through distributors. Our revenue recognition policies for turnkey solutions are in accordance with SOP 97-2, Software Revenue Recognition, as amended, which is the authoritative guidance for recognizing revenue on software transactions and transactions in which software is more than incidental to the arrangement. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as hardware, software products, maintenance services, installation, training or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2, as amended. SOP 97-2 was amended in February 1998 by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and was amended again in December 1998 by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement.

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

Stock-based Compensation: Effective January 1, 2006, we adopted SFAS No. 123R on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for the three months ended March 31, 2006, as more fully described in Note 10. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of March 31, 2006, we had an accumulated deficit of $316.3 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenses. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short-term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve and maintain profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

Our private broadband network products business tends to compete against public network equipment providers, such as Zhone Technologies, and private and foreign companies.

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

Over the last 12 quarters, our revenue per quarter has fluctuated between $5.1 million and $11.5 million. Over the same periods, our losses from operations as a percentage of revenue have fluctuated between approximately 5.2% and 71.1% of revenue. We anticipate that our sales and operating margins will continue to fluctuate. We expect this fluctuation to continue for a variety of reasons, including:

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

Sales to customers outside of the United States accounted for approximately 18.0% and 19.2% of revenue for the three months ended March 31, 2005 and 2006 respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

Substantially all of our common stock may be sold without restriction in the public markets, subject only in the case of shares held by our officers and directors and affiliates to volume and manner of sale restrictions (other than as described in the following sentence). The approximately 3.3 million shares of common stock that we issued to Tektronix in connection with our November 2002 acquisition of VTC were restricted securities, as that term is defined in Rule 144 under the Securities Act, and therefore subject to certain restrictions. However, we are contractually obligated to file and keep effective a registration statement in order to allow Tektronix to sell these shares to the public. Likewise, Tektronix has the right (subject to certain exceptions) to include these shares in certain registration statements pursuant to which we may sell shares of our common stock. During 2006, Tektronix sold 0.4 million shares of common stock. At March 31, 2006, Tektronix owns 1.9 million shares of common stock.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate our employees to make decisions that will, in the long run, give the best returns to stockholders. Effective January 1, 2006, we have adopted SFAS No. 123R. The adoption of this standard may negatively impact our earnings and may affect our ability to raise capital on acceptable terms. To the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at March 31, 2006.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the first quarter of 2006 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on our behalf could range from zero to approximately $7.0 million, which consists of the approximately $3.5 million from the Copper Mountain action described above and approximately $3.5 million from the Whalen action described above, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under our applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on our behalf under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying its share of plaintiffs’ $1 billion recovery amount. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of March 31, 2006, we have not accrued a liability for this matter.

We are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included under “Additional Risk Factors that Could Affect our Operating Results and the Market Price of our Stock” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference. The only material change to the risk factors described in our Form 10-K is the addition of the following risk factor:

Recent and proposed regulations related to equity compensation could adversely affect earnings, affect our ability to raise capital and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate our employees to make decisions that will, in the long run, give the best returns to stockholders. Effective January 1, 2006 we have adopted SFAS No. 123R. The adoption of this standard may negatively impact our earnings and may affect our ability to raise capital on acceptable terms. To the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(1)

2.3		Agreement and plan of Merger and Reorganization by and among the Company, Wolf Acquisition Corp and Copper Mountain Networks, Inc. dated February 11, 2005 (2)

3.1		Second Amended and Restated Certificate of Incorporation of the Company.(3)

3.2		Bylaws of the Company, as currently in effect. (4)

4.1		Specimen Common Stock Certificate.(3)

10.1	*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(3)

10.2	*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(3)

10.3	*	1998 Employee Stock Purchase Plan, as amended.(5)

10.4	*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5		American Capital Marketing, Inc. 401(k) Plan.(3)

10.6		Form of Indemnification Agreement entered into between the Company and each director and officer.(3)

10.8		Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(3)

10.9		Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(3)

10.12	*	Executive Retention and Change of Control Plan.(7)

10.13	*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(7)

10.14	*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(7)

10.15	*	1999 Non-Statutory Stock Option Plan(8)

10.16		Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000 and amended August, 2005.(9)

Exhibit Number		Description
10.17		Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(10)

10.18		Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley dated May 26, 2000.(11)

10.19		Purchase Agreement by and among the Company and the Investors names therein, dated July 19, 2005. (12)

10.20		Registration Rights Agreement by and among the Company and the Investors named therein, dated July 19, 2005. (12)

10.21		Silicon Valley Bank Loan and Security Agreement dated September 23, 2004 and amended December 29, 2005 (13)

10.22		Form of Acknowledgement of Amendment to Option Agreements dated December 29, 2005 (14)

10.23	*	Summary of Non-Management Director Compensation Plan (15)

10.24		Office Lease Agreement between AGSTIRR 5550/5590 Morehouse, L.L.C., and Tut Systems, Inc.

11.1		Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended March 31, 1999.

(6)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-25921) for the year ended December 31, 1999.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended June 30, 2000.

(8)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 (File No. 333-127709) as declared effective by the Securities and Exchange Commission on September 2, 2005.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-25921) dated May 26, 2000 as filed June 9, 2000.

(12)	Incorporated by reference to our Current Report on Form 8-K dated July 19, 2005 as filed July 25, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K dated December 29, 2005 as filed January 5, 2006.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005

*	Indicates management contracts or compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUT SYSTEMS, INC.

By:	/s/ SCOTT SPANGENBERG
Scott Spangenberg Vice-President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 10, 2006

INDEX TO EXHIBITS

Exhibit Number		Description
2.1		Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(1)

2.3		Agreement and plan of Merger and Reorganization by and among the Company, Wolf Acquisition Corp and Copper Mountain Networks, Inc. dated February 11, 2005 (2)

3.1		Second Amended and Restated Certificate of Incorporation of the Company.(3)

3.2		Bylaws of the Company, as currently in effect. (4)

4.1		Specimen Common Stock Certificate.(3)

10.1	*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(3)

10.2	*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(3)

10.3	*	1998 Employee Stock Purchase Plan, as amended.(5)

10.4	*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5		American Capital Marketing, Inc. 401(k) Plan.(3)

10.6		Form of Indemnification Agreement entered into between the Company and each director and officer.(3)

10.8		Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(3)

10.9		Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(3)

10.12	*	Executive Retention and Change of Control Plan.(7)

10.13	*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(7)

10.14	*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(7)

10.15	*	1999 Non-Statutory Stock Option Plan(8)

10.16		Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000 and amended August, 2005.(9)

10.17		Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(10)

10.18		Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley dated May 26, 2000.(11)

10.19		Purchase Agreement by and among the Company and the Investors names therein, dated July 19, 2005. (12)

10.20		Registration Rights Agreement by and among the Company and the Investors named therein, dated July 19, 2005. (12)

10.21		Silicon Valley Bank Loan and Security Agreement dated September 23, 2004 and amended December 29, 2005 (13)

10.22		Form of Acknowledgement of Amendment to Option Agreements dated December 29, 2005 (14)

10.23	*	Summary of Non-Management Director Compensation Plan (15)

Exhibit Number	Description
10.24	Office Lease Agreement between AGSTIRR 5550/5590 Morehouse, L.L.C., and Tut Systems, Inc.

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended March 31, 1999.

(6)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-25921) for the year ended December 31, 1999.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended June 30, 2000.

(8)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 (File No. 333-127709) as declared effective by the Securities and Exchange Commission on September 2, 2005.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-25921) dated May 26, 2000 as filed June 9, 2000.

(12)	Incorporated by reference to our Current Report on Form 8-K dated July 19, 2005 as filed July 25, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K dated December 29, 2005 as filed January 5, 2006.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005

*	Indicates management contracts or compensatory plans and arrangements.