Form 10-Q
period 2006-06-30
TUT SYSTEMS INC
filed 2006-08-21
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 17, 2006, 33,782,193 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,111	$7,353
Short term investments	1,693	—
Accounts receivable, net of allowance for doubtful accounts of $56 and $23 in 2005 and 2006, respectively	14,873	13,911
Inventories, net	6,719	11,353
Prepaid expenses and other	983	1,077

Total current assets	36,379	33,694
Property and equipment, net	2,827	2,617
Intangibles and other assets	6,305	5,475
Goodwill	1,672	1,672

Total assets	$47,183	$43,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,080	$7,711
Accounts payable	5,678	5,802
Accrued liabilities	3,274	5,510
Deferred revenue	527	586

Total current liabilities	16,559	19,609
Note payable	4,122	4,221
Other liabilities	100	67

Total liabilities	20,781	23,897

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2005 and 2006, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 33,474 and 33,775 shares issued and outstanding in 2005 and 2006, respectively	33	34
Additional paid-in capital	339,692	340,607
Accumulated other comprehensive loss	(165)	(143)
Accumulated deficit	(313,158)	(320,937)

Total stockholders’ equity	26,402	19,561

Total liabilities and stockholders’ equity	$47,183	$43,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue	$9,674	$8,095	$16,727	$19,617
Cost of goods sold	6,194	5,701	10,709	13,272

Gross margin	3,480	2,394	6,018	6,345
Operating expenses:
Sales and marketing	2,745	2,340	5,232	4,905
Research and development	3,216	2,975	5,337	6,185
General and administrative	1,965	1,417	3,124	2,680
Restructuring costs	—	359	—	359
Amortization of intangible assets	17	17	32	34

Total operating expenses	7,943	7,108	13,725	14,163

Loss from operations	(4,463)	(4,714)	(7,707)	(7,818)
Interest and other (expense), net	(54)	71	(128)	39

Net loss	$(4,517)	$(4,643)	$(7,835)	$(7,779)

Net loss per share, basic and diluted (Note 3)	$(0.17)	$(0.14)	$(0.31)	$(0.23)

Shares used in computing net loss per share, basic and diluted (Note 3)	26,013	33,699	25,602	33,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(7,835)	$(7,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	744
Provision for (recovery of) doubtful accounts	7	(34)
Provision for excess and obsolete inventory and abandoned products	20	13
Loss on disposal of assets	—	27
Amortization of intangibles	775	847
Deferred interest on note payable	151	27
Non cash compensation	221	508
Change in operating assets and liabilities, net of business acquired:
Accounts receivable	(4,385)	996
Inventories	(318)	(4,647)
Prepaid expenses and other assets	(7)	(89)
Accounts payable and accrued liabilities	3,127	2,482
Deferred revenue	122	59

Net cash used in operating activities	(7,632)	(6,846)

Cash flows from investing activities:
Acquisition of Copper Mountain, net of cash acquired	1,529	—
Purchase of short term investments	—	(7)
Sale of short term investments	—	1,700
Purchase of property and equipment	(1,104)	(561)

Net cash provided by investing activities	425	1,132

Cash flows from financing activities:
Proceeds from line of credit	5,000	631
Repayment of capital lease	—	(83)
Proceeds from issuances of common stock, net	129	408

Net cash provided by financing activities	5,129	956

Net decrease in cash and cash equivalents	(2,078)	(4,758)
Cash and cash equivalents, beginning of period	12,440	12,111

Cash and cash equivalents, end of period	$10,362	$7,353

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

The Company has incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2006, the company incurred a net loss of $7,779 and negative cash flows from operating activities of $6,846, and has an accumulated deficit of $320,937 at June 30, 2006. The Company will require additional capital to fund its operations as it believes that it does not have sufficient capital as of June 30, 3006 to fund its operations for the next twelve months. There can be no assurance that capital will be available on acceptable terms, if at all. Management’s plans with regard to those matters include seeking additional financing arrangements in the form of either equity or additional debt obligations. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its long-term business objectives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2005 and June 30, 2006 and for the three and six months ended June 30, 2005 and 2006 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, except for the adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment (Revised 2004)” (SFAS No. 123R) on January 1, 2006, as described in Note 11—Stock Based Compensation. In the opinion of management, the unaudited interim condensed consolidated financial statements ,reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of December 31, 2005 and June 30, 2006, its results of operations for the three and six months ended June 30, 2005 and 2006 and its cash flows for the six months ended June 30, 2005 and 2006. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2006. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2006.

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

Short-term investments

The Company’s short-term investments are stated at fair value, and are principally comprised of corporate debt securities. The Company classifies its investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and carries them at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense), net. A liquid market exists for these short-term investments.

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

During 2005, the Company determined that certain long-lived assets and certain intangible long-lived assets were impaired and recorded losses accordingly under SFAS No. 144. No such impairment was recorded in the six months ended June 30, 2006. Future events could cause the Company to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit is based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net income (loss).

Accounting for stock based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R on a modified prospective basis. As a result, the Company has included stock-based compensation costs in its results of operations for the three and six months ended June 30, 2006, as more fully described in Note 11.

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

The calculation of net loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss per share, basic and diluted:
Net loss	$(4,517)	$(4,643)	$(7,835)	$(7,779)

Net loss per share, basic and diluted	$(0.17)	$(0.14)	$(0.31)	$(0.23)

Shares used in computing net loss per share, basic and diluted	26,013	33,699	25,602	33,631

Antidilutive securities not included in net loss per share calculations	5,206	6,918	5,206	6,918

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net loss	$(4,517)	$(4,643)	$(7,835)	$(7,779)
Unrealized gain (loss) on other assets	3	14	(17)	18
Foreign currency translation adjustments	(10)	2	(7)	4

Net change in other comprehensive loss	(7)	16	(24)	22

Total comprehensive loss	$(4,524)	$(4,627)	$(7,859)	$(7,757)

NOTE 5—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

At December 31, 2005 and June 30, 2006, cash, cash equivalents and short term investments are summarized as follows:

	December 31, 2005	June 30 2006
Cash and cash equivalents	$12,111	$7,353
Short-term investments due in less than one year	1,693	—

	$13,804	$7,353

The following is a summary of available-for-sale securities:

As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,693	$—	$—	$1,693

As of June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$—	$—

NOTE 6—ACQUISITIONS:

On June 1, 2005, the Company acquired 100% of the outstanding common stock of Copper Mountain for approximately $11,729. The purchase price consisted of 2,467 shares of the Company’s common stock valued in aggregate at $9,787, warrants to purchase the Company’s common stock valued at $58, acquisition related expenses consisting of legal, insurance and other professional fees of $1,503 and employee severance costs of $351. The value of the Company’s common stock was determined based on the average market price over the two day period before and after the acquisition was announced on February 11, 2005. The results of operations of Copper Mountain have been included in the consolidated statement of operations from June 1, 2005. The Company acquired Copper Mountain for its additional product and engineering resources, which are being refocused to address the Company’s expanding video market opportunities. The Company believes that the acquisition of Copper Mountain is accelerating the Company’s plans to address the growing number of opportunities in the market for video processing systems. During the three and six months ended June 30, 2006, the Company recognized revenue of $133 and $181, respectively, from the sale of legacy Copper Mountain’s products. The Company will honor Copper Mountain’s existing customer support agreements but does not expect significant future revenue from the sale of Copper Mountain’s historical product lines.

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

Completed technology and patents are being amortized over a weighted average life of five years. Amortization of $341 and $682, respectively, has been included in cost of goods sold for the three and six months ended June 30, 2006. The goodwill of $1,672 will not be deductible for tax purposes.

The following unaudited pro forma consolidated information gives effect to the acquisition of Copper Mountain as if it had occurred on January 1, 2005 by consolidating the results of operations of Copper Mountain with the results of operations of the Company for the three and six months ended June 30, 2005.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Revenue	$9,822	$17,192
Net loss	$(7,667)	$(16,160)
Basic and diluted net loss per share	$(0.29)	$(0.63)

NOTE 7—BALANCE SHEET COMPONENTS:

	December 31, 2005	June 30, 2006
Accounts Receivable:
Accounts receivable	$10,574	$10,196
Unbilled revenue	4,355	3,737
Allowance for doubtful accounts	(56)	(22)

	$14,873	$13,911

Inventories, net:
Finished goods	$7,794	$8,478
Raw materials	843	4,805
Allowance for excess and obsolete inventory and abandoned product	(1,918)	(1,930)

	$6,719	$11,353

Property and equipment:
Computers and software	$1,853	$1,837
Test equipment	4,837	5,141
Office equipment	68	195

	6,758	7,173
Less: accumulated depreciation	(3,931)	(4,556)

	$2,827	$2,617

Accrued liabilities:
Professional Services	$590	$595
Accrual for purchase commitments	568	2,644
Restructuring accrual	—	12
Compensation	1,518	1,386
Other	598	873

	$3,274	$5,510

Intangibles and other assets:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$13,681	$(7,769)	$5,912
Customer list	86	(39)	47
Maintenance contract renewals	50	(32)	18
Trademarks	315	(142)	173

	$14,132	$(7,982)	6,150

Other non-current assets			155

			$6,305

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$13,681	$(8,583)	$5,098
Customer list	86	(45)	41
Maintenance contract renewals	50	(37)	13
Trademarks	315	(165)	150

	$14,132	$(8,830)	5,302

Other non-current assets			173

			$5,475

The aggregate amortization expense for the three months ended June 30, 2005 and 2006 was $400, and $424 respectively and $775 and $847 for the six months ended June 30, 2005 and 2006.

Minimum future amortization expense for subsequent years is as follows:

2006	$847
2007	1,649
2008	1,247
2009	1,115
2010	444

$5,302

NOTE 8—INDEBTEDNESS

Line of Credit

On September 23, 2004, the Company entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005 and modified in June 2006. This facility expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 8.25% as of June 30, 2006, plus 1.75%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. All of the Company’s assets are pledged as collateral and the credit facility contains various covenants. The Company was in compliance with these financial covenants as of June 30, 2006. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, the Company had borrowed the maximum amount of available borrowings under this facility as of June 30, 2006. The Company had outstanding borrowings under this facility of $7,711 against the revolving credit facility at June 30, 2006.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in sixty months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest was added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. As of June 30, 2006, this note payable balance, including accrued interest, was $4,221. The Company paid $65 of interest in the three and six months ended June 30, 2006.

NOTE 9—RESTRUCTURING COSTS

In April 2006, the Company announced a restructuring program that included a workforce reduction and closing of the UK office. As a result of this restructuring program, the Company recorded restructuring costs of $359 consisting of severance payments and office closure costs. As of June 30, 2006, there were $12 of costs remaining to be paid in the third quarter of 2006.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2007 and 2010. In January 2006, the Company entered into a lease agreement for a facility in San Diego, California that expires in February, 2010. The Company also leases certain office equipment under capitalized lease obligations that expire in 2008.

Minimum future lease payments under operating and capital leases at June 30, 2006 are as follows:

	Operating Leases	Capital Leases
2006	$593	$30
2007	1,076	59
2008	330	44
2009	404	—
2010	61	—

	$2,464	133

Less amount representing interest		(10)

		123
Less current portion		(56)

		$67

Rent expense for the three months ended June 30, 2005 and 2006 was $364 and $311 respectively and $681 for both the six months ended June 30, 2005 and 2006. At June 30, 2006, the cost of the leased capital assets were $168 with accumulated amortization of $42 resulting in a net book value of leased capital assets of $126.

Purchase commitments

The Company had noncancelable commitments to purchase finished goods inventory totaling $450 and $1,155 in aggregate at December 31, 2005 and June 30, 2006, respectively. These purchase commitments represent outstanding purchase orders submitted to the Company’s third party manufacturers for goods to be produced and delivered to the Company in 2006.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million which consists of the approximately $3.5 million from the Copper Mountain action described above and approximately $3.5 million from the Whalen action described above, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or its entire share of any payments towards satisfying its share of plaintiffs’ $1 billion recovery amount. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of June 30, 2006, the Company has not accrued a liability for this matter.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 11—STOCK-BASED COMPENSATION

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

The Company’s 1998 Stock Plan (the “1998 Plan”) was adopted by the Board of Directors in July 1998 and was approved by the stockholders in September 1998 and has rights and privileges similar to the 1992 Plan. The 1998 Plan allows for the issuance of a maximum of 1,000 shares of the Company’s common stock with annual increases starting in 2000, subject to certain limitations. In January 2000, the 1998 Plan was amended to increase the maximum number of shares that may be issued to 1,358. In January 2001, January 2002, September 2004, January 2005, August 2005 and January 2006, the 1998 Plan was amended to increase the maximum number of shares that may be issued by 375 to 4,108.

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

Stock Option Activity

The following is a summary of options activities:

			Outstanding Options
	Shares Available For Grant	Options Exercised	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, December 31, 2005	1,168	2,015	4,753	$0.52-68.25	$23,404	$4.92
Options authorized	375	—	—	—	—	—
Options granted	(736)	—	736	1.21-3.02	2,072	2.81
Options exercised	—	228	(228)	2.30-3.52	(319)	1.40
Options expired	—	—	—	—	—	—
Options terminated	268	—	(268)	1.58-41.75	(1,552)	5.79

Balance, June 30, 2006	1,075	2,243	4,993	$0.52-68.25	$23,605	$4.73

At June 30, 2006 options to purchase 4,993 shares of common stock were unexercised. The weighted average exercise price of these options was $4.73 per share and the aggregate intrinsic value was $1,604. The weighted-average remaining term was 7.09 years.

At June 30, 2006 vested options to purchase 4,151 shares of common stock were unexercised. The weighted average exercise price of these options was $5.12 per share and the aggregate intrinsic value was $1,587. The weighted-average remaining contractual term was 6.58 years.

Total unrecognized compensation cost as of June 30, 2006 was $1,524. The weighted-average remaining recognition period was 1.65 years.

The weighted average exercise price of options granted during the three and six months ended June 30, 2006 was $2.80 and $2.81 per share. The total cash received from employees as a result of employee stock option exercises during the three and six months ended June 30, 2006 was approximately $68 and $319. The intrinsic value of these options for the three and six months ended June 30, 2006, was $68 and $345, respectively. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 - 1.21	496	6.13	$1.13	496	$1.13
1.21 - 1.47	531	6.34	1.43	518	1.43
1.49 - 1.49	500	4.99	1.49	500	1.49
1.55 - 2.15	454	6.21	2.00	443	2.01
2.15 - 3.00	1,066	8.97	2.79	281	2.74
3.00 - 3.02	517	8.92	3.02	517	3.02
3.02 - 5.01	720	7.47	4.32	687	4.38
5.01 - 22.94	531	6.43	10.27	531	10.27
22.94 - 45.00	130	3.89	32.72	130	32.72
45.00 - 68.25	48	4.05	68.25	48	68.25

	4,993			4,151

SFAS No.123R

Effective January 1, 2006, the Company adopted SFAS No. 123R on a modified prospective basis. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock-based compensation plans prior to the adoption. For the purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes valuation model and amortized on a straight-line basis over the vesting periods of the awards. Disclosures for the six months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS No. 123R’s fair value method during this period.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss – as reported	$(4,517)	$(7,835)

Stock based employee compensation expense included in net loss	193	221
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(878)	(1,269)

Net loss – pro forma	$(5,202)	$(8,883)

Basic and diluted net loss per share – as reported	$(0.17)	$(0.31)

Basic and diluted net loss per share – pro forma	$(0.20)	$(0.35)

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

During the three and six months ended June 30, 2006, the Company granted approximately 679 and 735 options, respectively, with an estimated total grant-date fair value of $1,373 and $1,464. During the three and six months ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $278 and $378, respectively, for the options that vested during the three and six months ended June 30, 2006. There was no income benefit realized because of the Company’s loss position.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss for the three-and six month ended June 30, 2006, is $236 and $337, respectively, higher than had we continued to account for stock-based employee compensation under APB No. 25. The adoption of SFAS No. 123R did not have a material impact on basic and diluted net loss per share for the three months ended June 30, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operating or financing activities.

Valuation Assumptions

In connection with the adoption of SFAS No. 123R, the Company estimated the fair value of stock options using a Black-Scholes valuation model. The following table outlines the weighted average assumptions for both the stock options granted and the purchase rights issued:

	Stock Option Plans Three Months Ended June 30,		Employee Stock Purchase Plan Three Months Ended June 30,
	2005	2006	2005	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.7%	4.9%	3.7%	5.0%
Expected volatility	87.0%	79.0%	87.0%	39.0%
Expected life (in years)	4.0	6.25	0.5	0.5

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

Restricted Stock

In connection with restricted shares granted upon the acquisition of Copper Mountain, the Company recorded deferred stock compensation which was calculated as the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation was being amortized on a straight-line basis over the vesting periods of the underlying stock rewards. Through June 30, 2006, the Company had amortized approximately $76 of such compensation expense, with $4 and $11 being recorded in the three and six months ended June 30, 2006. These restricted shares are expected to fully amortize over the next three months.

In May and June 2006, the Company issued restricted shares to the directors of the Company. The stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock rewards. Through June 30, 2006, the Company had amortized approximately $9 of such expense, recorded in the three months ended June 30, 2006. These restricted shares are expected to fully amortize over the next three years.

A summary of the status of the Company’s unvested restricted shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

	Restricted Stock
	Number of shares	Weighted- average grant- dated fair value
Unvested at December 31, 2005	5	$3.97
Awards granted	125	2.57
Awards vested	(6)	3.16
Awards cancelled/expired/forfeited	(2)	3.97

Unvested at June 30, 2006	122	$2.57

NOTE 12—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue relating to the private broadband network products was $1,260 and $1,151 for the three months ended June 30, 2005 and 2006, respectively. Revenue relating to the private broadband network products was $2,402 and $2,150 for the six months ended June 30, 2005 and 2006, respectively. Revenue related to video processing systems was $6,902 and $6,811 for the three months ended June 30, 2005 and 2006, respectively. Revenue related to video processing systems was $12,813 and $17,286 for the six months ended June 30, 2005 and 2006, respectively. Revenue related to legacy product sales from the Copper Mountain merger was $1,512 and $133 for the three months ended June 30, 2005 and 2006, respectively. Revenue related to legacy product sales from the Copper Mountain merger was $1,512 and $181 for the six months ended June 30, 2005 and 2006, respectively. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
United States	$8,162	$7,252	$13,949	$16,567
International:
Canada	350	25	735	30
China	497	468	706	1,773
Ireland	204	113	485	192
All other countries	461	237	852	1,055

	$9,674	$8,095	$16,727	$19,617

One customer, Iowa Network Services, Inc. accounted for 13% and 10%, respectively of the Company’s revenue for the three and six months ended June 30, 2006. One customer, FTC Management, Inc. accounted for 15.1% of the Company’s revenue for the six months ended June 30, 2005. No individual customer accounted for greater than 10% of the Company’s revenue for the three months ended June 30, 2005.

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

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following: (1) our belief that the number of IPTV subscribers will grow significantly by the end of 2009 and that this market space will continue to become more competitive, (2) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (3) our expectation that digital subscriber line or DSL technology will continue to dominate telco broadband networks for the foreseeable future, (4) our expectation that demand for our products will increase, (5) our expectation that our sales and marketing expenses will increase in 2006, (6) our expectation that sales of private broadband network products will increase for the remainder of 2006 (7) our expectation that capital expenditures for research and development will be comparable with 2005 expenditures, (8) our expectation that capital expenditures in 2006 will be comparable with 2005 expenditures and that these capital expenditures will be funded from cash, cash equivalents and availability under the credit facility, (9) our belief that we do not have sufficient capital as of June 30, 2006 to fund our operations for the next twelve months, (10) our expectation that we will incur losses in the near future, (11) our expectation that some competitors will market some of their products for use in TV over DSL applications, (12) our anticipation that our sales and operating margins will continue to fluctuate, (13) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (14) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, (15) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue, (16) our expectation that research and development expenditures will be less than expenditures in 2005.

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

For the three months ended June 30, 2005 and 2006, international sales represented 15.6%, and 10.4% of our total sales, respectively. For the six months ended June 30, 2005 and 2006, international sales represented 16.6% and 15.5% of our total sales, respectively.

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

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	64.0	70.4	64.0	67.7

Gross margin	36.0	29.6	36.0	32.3

Operating expenses:
Sales and marketing	28.4	28.9	31.3	25.0
Research and development	33.2	36.8	31.9	31.5
General and administrative	20.3	17.5	18.7	13.7
Restructuring costs	—	4.4	—	1.8
Amortization of intangibles	0.2	0.2	0.2	0.2

Total operating expenses	82.1	87.8	82.1	72.2

Loss from operations	(46.1)	(58.2)	(46.1)	(39.9)
Interest and other income, net	(0.6)	0.8	(0.7)	0.2

Net loss	(46.7)%	(57.4)%	(46.8)%	(39.7)%

Three and Six Months Ended June 30, 2005 and 2006

Total Revenue: For the three months ended June 30, 2006, our total revenue decreased by 16.3% to $8.1 million from $9.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, our total revenue increased by 17.3% to $19.6 million from $16.7 million for the six months ended June 30, 2005. Sales of video processing system products decreased from $6.9 million in the second quarter of 2005 to $6.8 million in the second quarter of 2006 and increased from $12.8 million in the six months ended June 30, 2005 to $17.3 million in the six months ended June 30, 2006. The $4.5 million increase in video processing system products revenue was due primarily to the introduction of our upgraded Astria video processing systems that incorporate recent Motion Pictures Experts Group (MPEG) advanced video compression technologies or MPEG-4. Our upgraded Astria products enable our customers to address a larger percentage of their geographic market and deliver advanced video services. Sales of private broadband network products decreased from $1.3 million in the second quarter of 2005 to $1.2 million in the second quarter of 2006 and deceased from $2.4 million in the six months ended June 30, 2005 to $2.2 million in the six months ended June 30, 2006. The decrease in private broadband network products revenue was primarily the result of customers choosing competing products that transmit data via wireless data transmission technologies instead of our products which transmit data over telephone wires. During the later portion of the first quarter of 2006 we began shipping of our next generation of service management products for the multiple dwelling unit and enterprise market. We expect product sales of private broadband network products to increase during the remainder of 2006 as these new products gain market acceptance.

Cost of Goods Sold. For the three months ended June 30, 2006, our cost of goods sold decreased by $0.5 million to $5.7 million from $6.2 million for the three months ended June 30, 2005. The decrease in cost of goods sold was due to the amortization of $0.5 million in backlog acquired in the Copper Mountain merger during the three months ended June 30, 2005. For the six months ended June 30, 2006, our cost of good sold increased by $2.6 million to $13.3 million from $10.7 million for the six months ended June 30, 2005. The increase in cost of goods sold was due to an increase of $2.8 million in materials costs, $0.2 million in labor and $0.1 million in depreciation and amortization. Partially offsetting these increases was a one time amortization expense of $0.5 million recorded in 2005 for the backlog acquired in the Copper Mountain merger.

Sales and Marketing. For the three months ended June 30, 2006, our sales and marketing expenses decreased by 14.8% to $2.3 million from $2.7 million for the three months ended June 30, 2005. The $0.4 million decrease for the second quarter of 2006 when compared with the same period in 2005 was due to $0.1 million of personnel costs from reduction in personnel from the restructuring, $0.1 million of contractor and outside service costs and $0.2 million of demonstration costs from implementation of cost control measures. For the six months ended June 30, 2006, our sales and marketing expenses decreased by 6.3% to $4.9 million from $5.2 million for the six months ended June 30, 2005. The $0.3 million decrease is due to a decrease in personnel costs of $0.2 million, a decrease in contractors and outside services cost of $0.2 million offset by an increase in travel expenditures of $0.1 million.

Research and Development. For the three months ended June 30, 2006, our research and development expense decreased by 7.5% to $3.0 million from $3.2 million for the three months ended June 30, 2005. The $0.2 million decrease in our research and development expense for the second quarter of 2006 when compared with the same period in 2005 was due to an decrease of $0.4 million in purchases of supplies offset by an increase in personnel related costs of $0.1million and $0.1 million in facilities and overhead costs. For the six months ended June 30, 2006, our research and development expenses increased by 15.9% million to $6.2 million from $5.3 million for the six months ended June 30, 2005. The $0.9 million increase was due to an increase of $0.7 million in personnel costs from the additional headcount added from the Copper Mountain acquisition of $0.2 million in contractor and outside service costs. Our capital expenditures for research and development were $0.2 million and $0.1 million for the three months ended June 30, 2005 and 2006, respectively and $0.4 million and $0.3 million for the six months ended June 30, 2005 and 2006, respectively. We expect capital expenditures for research and development to be comparable with 2005 expenditures.

General and Administrative. For the three months ended June 30, 2006, our general and administrative expenses decreased by 27.9% to $1.4 million from $2.0 million for the three months ended June 30, 2005. The $0.6 million decrease in our general and administrative expense for the second quarter of 2006 when compared with the same period in 2005 was due primarily to a one time charge in the second quarter of 2005 of $1.2 million relating to a termination of a merger agreement. This decrease was offset by increases in personnel costs of $0.3 million, contractors and outside services costs of $0.1 million and $0.2 million of reduced bad debt recoveries. For the six months ended June 30, 2006, our general and administrative expenses decreased by 14.2% to $2.7 million from $3.1 million for the six months ended June 30, 2005. The $0.4 million decrease is due to the one time charge of $1.2 million stated above offset by an increase in personnel costs of $0.4 million, an increase in contractors and outside service costs of $0.2 million and $0.2 million of reduced bad debt recoveries.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of intangibles related to the acquisitions of VTC in 2002 and Copper Mountain in 2005. The intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three months ended June 30, 2005 and 2006, total amortization of intangible assets remained consistent at $0.4 million and $0.8 million for the six months ended June 30, 2005 and 2006. Amortization expense included in cost of goods sold was $0.4 million for the three months ended June 30, 2005 and 2006 and $0.8 million for the six months ended June 30, 2005 and 2006.

Restructuring Costs. In April 2006, we announced a restructuring program that included a workforce reduction and the closure of the UK offices. As a result of this restructuring program, we recorded costs of $0.4 million consisting of severance payments and office closure costs. As of June 30, 2006, there were $12,000 of costs remaining to be paid out in the third quarter of 2006.

Interest and Other Expense, Net. Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the three months ended June 30, 2005 and 2006, our interest and other income was an expense of $0.1 million and an income of $0.1 respectively. For the six months ended June 30, 2005 and 2006, our interest and other income was an expense of $0.1 million and $39,000 respectively. Included in other income in the second quarter of 2006 was the elimination of excess accruals relating to the Copper Mountain acquisition.

Liquidity and Capital Resources

Cash and cash equivalents totaled $7.4 million at June 30, 2006, compared with cash and cash equivalents of $12.1 million at December 31, 2005, reflecting a net reduction in cash and cash equivalents of $4.7 million.

Cash used in operating activities was $7.0 million for the six months ended June 30, 2006, compared with $7.6 million for the six months ended June 30, 2005. The decreased cash used in operating activities was primarily due to a decrease in accounts receivable from increased collection efforts, offset by an increase in inventories and accounts payable and accrued liabilities due to an increase in end of quarter purchases.

Cash provided by investing activities included the sale of short term investments of $1.7 million offset by additions to property and equipment of $0.6 million for the six months ended June 30, 2006. In 2006, we expect capital expenditures to be comparable with 2005 expenditures. We expect these capital expenditures to be funded from cash and cash equivalents.

Cash provided by financing activities included proceeds from the line of credit of $0.6 million and $0.5 million from the issuance of common stock related to the exercise of stock options.

Off Balance Sheet Arrangements

As of June 30, 2006, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2006:

	Payments due by period
Contractual Obligations	Total	Remainder of 2006	2007 to 2008	2009 to 2010	Thereafter
Line of credit	$7,711	$7,711	$—	$—	$—
Long-Term Debt Obligations, including interest	4,221	169	4,052	—	—
Operating Lease Obligations	2,464	593	1,406	465	—
Capital Lease Obligations	133	30	103
Purchase Obligations	1,155	1,155	—	—	—

Total	$15,684	$9,658	$5,561	$465	$—

On September 23, 2004, we entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005. This facility expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 8.25% as of June 30, 2006, plus 1.75%. The rate may increase by 1.0% if we do not meet certain financial covenants. All of our assets are pledged as collateral, and the credit facility contains various covenants. We were in compliance with these financial covenants as of June 30, 2006. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, we borrowed the maximum amount of available borrowings under this facility as of June 30, 2006. We had outstanding borrowings of $7.7 million against the revolving credit facility at June 30, 2006.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in sixty months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full in November 2007. Principal and accrued interest on the note payable is $4.2 million at June 30, 2006. Accrued interest during the six months ended June 30, 2006 was $0.2 million.

We have incurred substantial losses and negative cash flows from operations since inception. For the six months ended June 30, 2006, we incurred a net loss of $7.8 million, negative cash flows from operating activities of $6.8 million, and have an accumulated deficit of $320.9 million.

We believe that we do not have sufficient capital as of June 30, 3006 to fund our operations for the next twelve months. There can be no assurance that capital will be available on acceptable terms if at all. Our plans with regard to these matters include seeking additional financing arrangements in the form of either equity or additional debt obligations. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our long-term business objectives.

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

Stock-based Compensation: Effective January 1, 2006, we adopted SFAS No. 123R on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for the three and six months ended June 30, 2006, as more fully described in Note 11. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of June 30, 2006, we had an accumulated deficit of $320.9 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenses. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short-term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve and maintain profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

Sales to customers outside of the United States accounted for approximately 16.6% and 15.5% of revenue for the six months ended June 30, 2005 and 2006 respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. In particular, trading volume historically has been low and the market price of our common stock has decreased dramatically in recent months. Since the announcement of our acquisition of VTC, the closing price of our common stock, as traded on The Nasdaq National Market, has fluctuated from a low of $0.99 to a high of $7.49 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Substantially all of our common stock may be sold without restriction in the public markets, subject only in the case of shares held by our officers and directors and affiliates to volume and manner of sale restrictions (other than as described in the following sentence). The approximately 3.3 million shares of common stock that we issued to Tektronix in connection with our November 2002 acquisition of VTC were restricted securities, as that term is defined in Rule 144 under the Securities Act, and therefore subject to certain restrictions. However, we are contractually obligated to file and keep effective a registration statement in order to allow Tektronix to sell these shares to the public. Likewise, Tektronix has the right (subject to certain exceptions) to include these shares in certain registration statements pursuant to which we may sell shares of our common stock. During 2006, Tektronix sold 0.4 million shares of common stock. At June 30, 2006, Tektronix owns 1.9 million shares of common stock.

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

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act, when it becomes applicable to us, will require management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management. We expect that our independent registered public accounting firm will be required to attest to the design and effectiveness of our internal controls over financial reporting beginning with the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2007, and with each subsequently filed annual report on Form 10-K. We expect to incur significant additional accounting and legal expenses in the process of documenting and testing our internal control systems and procedures and in making improvements in order for us to comply with the requirements of Section 404. We cannot predict the outcome of our assessment of our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at June 30, 2006.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the second quarter of 2006 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on our behalf could range from zero to approximately $7.0 million, which consists of the approximately $3.5 million from the Copper Mountain action described above and approximately $3.5 million from the Whalen action described above, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under our applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on our behalf under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe that our insurance will likely cover some or all of our share of any payments towards satisfying its share of plaintiffs’ $1 billion recovery amount. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of June 30, 2006, we have not accrued a liability for this matter.

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

The Company’s Annual Meeting of Shareholders, referred to as the Annual Meeting, was held on May 25, 2006. At the Annual Meeting, stockholders voted on two matters: (i) the election of two Class II directors for a term of three years expiring in 2009, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting ) firm. The stockholders elected management’s nominees as the Class II directors in an uncontested election, and ratified the appointment of the registered public accounting firm:

(i)	Election of the Class II directors for a term expiring in 2009:

	Votes For	Votes Against	Votes Abstained	Broker Non Votes
Neal Douglas	27,433,317	678,588	93,472	—
Steven Levy	27,442,612	679,695	83,069	—

The Company’s Board of Directors is currently comprised of five members who are divided into three classes with overlapping three year terms. The remaining directors whose term of office continued after the meeting are Salvatore D’Auria, Clifford Higgerson and Roger H. Moore.

(ii)	Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Broker Non Votes
28,134,955	38,438	31,984	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(1)

2.3	Agreement and plan of Merger and Reorganization by and among the Company, Wolf Acquisition Corp and Copper Mountain Networks, Inc. dated February 11, 2005.(2)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(3)

3.2	Bylaws of the Company, as currently in effect.(4)

4.1	Specimen Common Stock Certificate.(3)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(3)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(3)

10.3*	1998 Employee Stock Purchase Plan, as amended.(5)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(3)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(3)

10.8	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(3)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(3)

10.12*	Executive Retention and Change of Control Plan.(7)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(7)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(7)

10.15*	1999 Non-Statutory Stock Option Plan(8)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000 and amended August, 2005.(9)

Exhibit Number	Description
10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(10)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley dated May 26, 2000.(11)

10.19	Purchase Agreement by and among the Company and the Investors names therein, dated July 19, 2005.(12)

10.20	Registration Rights Agreement by and among the Company and the Investors named therein, dated July 19, 2005.(12)

10.21	Silicon Valley Bank Loan and Security Agreement dated September 23, 2004 and amended December 29, 2005.(13)

10.22	Form of Acknowledgement of Amendment to Option Agreements dated December 29, 2005.(14)

10.23*	Summary of Non-Management Director Compensation Plan (15)

10.24	Office Lease Agreement between AGSTIRR 5550/5590 Morehouse, L.L.C., and Tut Systems, Inc. (16)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended March 31, 1999.

(6)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-25921) for the year ended December 31, 1999.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended June 30, 2000.

(8)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 (File No. 333-127709 as declared effective by the Securities and Exchange Commission on September 2, 2005.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-25921) dated May 26, 2000 as filed June 9, 2000.

(12)	Incorporated by reference to our Current Report on Form 8-K dated July 19, 2005 as filed July 25, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K dated December 29, 2005 as filed January 5, 2006.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*	Indicates management contracts or compensatory plans and arrangements.

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

Date: August 21, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Tut Systems, Inc., Tiger Acquisition Corporation, Tektronix, Inc. and VideoTele.com, Inc. dated as of October 28, 2002.(1)

2.3	Agreement and plan of Merger and Reorganization by and among the Company, Wolf Acquisition Corp and Copper Mountain Networks, Inc. dated February 11, 2005.(2)

3.1	Second Amended and Restated Certificate of Incorporation of the Company.(3)

3.2	Bylaws of the Company, as currently in effect.(4)

4.1	Specimen Common Stock Certificate.(3)

10.1*	1992 Stock Plan, as amended, and form of Stock Option Agreement thereunder.(3)

10.2*	1998 Stock Plan and forms of Stock Option Agreement and Stock Purchase Agreement thereunder.(3)

10.3*	1998 Employee Stock Purchase Plan, as amended.(5)

10.4*	1998 Stock Plan Inland Revenue Approved Rules for UK Employees.(6)

10.5	American Capital Marketing, Inc. 401(k) Plan.(3)

10.6	Form of Indemnification Agreement entered into between the Company and each director and officer.(3)

10.8	Home Phoneline Promoters Agreement by and between the Company and IBM Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Advanced Micro Devices, Inc., Intel Corporation, Epigram, Inc., AT&T Wireless Services Inc., 3Com Corporation, Rockwell Semiconductor Systems, Inc. and Lucent Technologies Inc. dated June 1, 1998.(3)

10.9	Master Agreement between the Company and Compaq Computer Corporation dated April 21, 1998 including supplements thereto.(3)

10.12*	Executive Retention and Change of Control Plan.(7)

10.13*	Non-Executive Retention and Change of Control Plan and Summary Plan Description.(7)

10.14*	Non-Qualified Stock Option Agreement issued to Mark Carpenter on March 3, 2000.(7)

10.15*	1999 Non-Statutory Stock Option Plan(8)

10.16	Office Lease Agreement between Kruse Way Office Associates Limited Partnership and VideoTele.com dated April 28, 2000 and amended August, 2005.(9)

10.17	Office Lease Agreement between The Richard Oppenheimer Living Trust, The Maurice Oppenheimer Living Trust, The Helene Oppenheimer Living Trust, and Tut Systems Inc. dated November 2002 and amended May 2005.(10)

10.18	Agreement for the sale and purchase of the entire share capital of Xstreamis plc, by and among the Company, the shareholders of Xstreamis plc and Philip Corbishley dated May 26, 2000.(11)

10.19	Purchase Agreement by and among the Company and the Investors names therein, dated July 19, 2005.(12)

10.20	Registration Rights Agreement by and among the Company and the Investors named therein, dated July 19, 2005.(12)

10.21	Silicon Valley Bank Loan and Security Agreement dated September 23, 2004 and amended December 29, 2005.(13)

10.22	Form of Acknowledgement of Amendment to Option Agreements dated December 29, 2005.(14)

10.23*	Summary of Non-Management Director Compensation Plan (15)

Exhibit Number	Description
10.24	Office Lease Agreement between AGSTIRR 5550/5590 Morehouse, L.L.C., and Tut Systems, Inc. (16)

11.1	Calculation of net loss per share (contained in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated October 29, 2002.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 14, 2005.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-60419) as declared effective by the Securities and Exchange Commission on January 28, 1999.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended March 31, 1999.

(6)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-25921) for the year ended December 31, 1999.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-25921) for the quarter ended June 30, 2000.

(8)	Incorporated by reference to our Schedule TO (File No. 005-58093) filed May 11, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 (File No. 333-127709 as declared effective by the Securities and Exchange Commission on September 2, 2005.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-25921) dated May 26, 2000 as filed June 9, 2000.

(12)	Incorporated by reference to our Current Report on Form 8-K dated July 19, 2005 as filed July 25, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K dated December 29, 2005 as filed January 5, 2006.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*	Indicates management contracts or compensatory plans and arrangements.