Form 10-Q
period 2006-09-30
TUT SYSTEMS INC
filed 2006-11-14
CIK 878436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 9, 2006, 33,915,171 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TUT SYSTEMS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,111	$4,593
Short term investments	1,693	—
Accounts receivable, net of allowance for doubtful accounts of $56 and $42 in 2005 and 2006, respectively	14,873	14,907
Inventories, net	6,719	11,986
Prepaid expenses and other	983	1,116

Total current assets	36,379	32,602
Property and equipment, net	2,827	2,512
Intangibles and other assets	6,305	5,514
Goodwill	1,672	1,672

Total assets	$47,183	$42,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,080	$4,254
Accounts payable	5,678	5,300
Accrued liabilities	3,274	4,626
Deferred revenue	527	613
Convertible note derivative liabilities	—	3,509

Total current liabilities	16,559	18,302
Note payable	4,122	4,239
Other liabilities	100	53
Convertible senior subordinated promissory notes	—	2,081

Total liabilities	20,781	24,675

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding in 2005 and 2006, respectively	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 33,474 and 33,782 shares issued and outstanding in 2005 and 2006, respectively	33	34
Additional paid-in capital	339,692	339,975
Accumulated other comprehensive loss	(165)	(150)
Accumulated deficit	(313,158)	(322,234)

Total stockholders’ equity	26,402	17,625

Total liabilities and stockholders’ equity	$47,183	$42,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue	$10,039	$8,218	$26,766	$27,835
Cost of goods sold	7,863	5,586	18,572	18,858

Gross margin	2,176	2,632	8,194	8,977
Operating expenses:
Sales and marketing	2,663	1,846	7,895	6,751
Research and development	3,892	2,921	9,229	9,106
General and administrative	1,063	1,265	4,187	3,945
Restructuring costs	130	—	130	359
Amortization of intangible assets	18	17	51	51

Total operating expenses	7,766	6,049	21,492	20,212

Loss from operations	(5,590)	(3,417)	(13,298)	(11,235)
Gain on convertible note derivative liabilities	—	2,483	—	2,483
Amortization of debt discount	—	(182)	—	(182)
Interest and other (expense), net	(10)	(181)	(139)	(142)

Net loss	$(5,600)	$(1,297)	$(13,437)	$(9,076)

Net loss per share, basic and diluted (Note 3)	$(0.17)	$(0.04)	$(0.48)	$(0.27)

Shares used in computing net loss per share, basic and diluted (Note 3)	32,042	33,782	27,773	33,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

TUT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(13,437)	$(9,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	—	(2,483)
Amortization of debt discount	—	182
Depreciation	843	1,137
Recovery of doubtful accounts	(25)	(15)
Provision for excess and obsolete inventory and abandoned products	820	13
Loss on disposal of assets	—	34
Impairment of intangibles	192	—
Amortization of intangibles	1,223	1,271
Deferred interest on note payable	226	27
Non cash compensation	248	736
Change in operating assets and liabilities, net of business acquired:
Accounts receivable	(7,810)	(19)
Inventories	(2,692)	(5,280)
Prepaid expenses and other assets	380	(125)
Accounts payable and accrued liabilities	3,860	1,134
Deferred revenue	154	86

Net cash used in operating activities	(16,018)	(12,378)

Cash flows from investing activities:
Acquisition of Copper Mountain, net of cash acquired	1,529	—
Purchase of short term investments	—	(7)
Sale of short term investments	—	1,700
Purchase of property and equipment	(1,640)	(856)

Net cash provided by (used in) investing activities	(111)	837

Cash flows from financing activities:
Proceeds from (repayment of) line of credit	7,000	(2,826)
Repayment of capital lease	—	(97)
Proceeds from issuance of convertible debt, net of issuance costs		6,527
Proceeds from issuances of common stock, net	14,302	419

Net cash provided by financing activities	21,302	4,023

Net increase (decrease) in cash and cash equivalents	5,173	(7,518)
Cash and cash equivalents, beginning of period	12,440	12,111

Cash and cash equivalents, end of period	$17,613	$4,593

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

In November 2002, the Company acquired VideoTele.com, referred to in this report as VTC, from Tektronix, Inc. to extend its product offerings to include digital video processing systems. On June 1, 2005, the Company acquired Copper Mountain Networks, Inc., referred to in this report as Copper Mountain, for its additional product and engineering resources to further address the Company’s expanding video market opportunities. Video-based products now represent a majority of the Company’s sales.

Since January 1, 2006 the Company has continued to incur operating losses and negative cash flows from operating activities aggregating $9,076 and $12,850, respectively, for the nine months ended September 30, 2006. These losses were primarily attributed to revenue shortfalls compared to the Company’s 2006 Plan. In addition, the Company has relatively limited liquidity alternatives available to it. On August 23, 2006, the Company sold $7 million of 8% convertible notes. However, even after this debt offering the Company remains cash constrained. As of September 30, 2006, the Company had $2,437 of remaining borrowing capacity under its secured line of credit, which expires September 23, 2007.

The Company is continuing its efforts to increase liquidity, including collecting receivables, and decreasing inventories. The Company also continues to actively pursue additional revenue opportunities. Revenue opportunities for its video processing systems include potential expansion of the number of its local and international telephone customers, upgrade existing customers to current product offerings, and expand its customer base to include large, tier-one telephone companies. Revenue opportunities for its broadband transport and service management products include potential sales of recently upgraded product offerings to new and existing customers. Additionally, the Company is also exploring other alternatives which may include additional financing, strategic alliances, acquisition or merger.

The Company cannot provide any assurance that it will accomplish such operational or strategic actions and if it is unable to do so, it may not be able to achieve its currently contemplated business objectives, or the timing in reaching those objectives may be delayed.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying condensed consolidated financial statements as of December 31, 2005 and September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, except for the adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment (Revised 2004)” (SFAS No. 123R) on January 1, 2006, as described in Note 12 - Stock Based Compensation. In the opinion of management, the unaudited interim condensed consolidated financial statements, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of December 31, 2005 and September 30, 2006, its results of operations for the three and nine months ended September 30, 2005 and 2006 and its cash flows for the nine months ended September 30, 2005 and 2006. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the Company’s audited financial statements included in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006 which supercedes the audited financial statements included in the Company’s Annual Report on Form 10-K. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2006.

Revenue recognition

The Company generates revenue from the sale of hardware products, including third-party products, through professional services, and through the sale of its software products. The Company sells products through direct sales channels and through distributors. Generally, the Company generates revenue from the sale of video processing systems and components and the sale of private broadband network products.

The Company generates revenue primarily from the sale of complete end-to-end video processing systems generally referred to as turnkey solutions. Turnkey solution revenue is principally generated by the sale of complete end-to-end video processing systems that are designed, developed and produced according to a buyer’s specifications. Turnkey solutions are multi-element arrangements, which consist of hardware products, software products, professional services and post-contract support.

The Company also generates revenue from the sale of video processing component products, the sale of private broadband network products, and the sale of certain legacy products acquired with the Copper Mountain merger. The Company sells these products through its own direct sales channels and also through distributors.

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

During 2005, the Company determined that certain long-lived assets and certain intangible long-lived assets were impaired and recorded losses accordingly under SFAS No. 144. No such impairment was recorded in the nine months ended September 30, 2006. Future events could cause the Company to conclude that impairment indicators once again exist. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit, note payable and the convertible senior subordinated promissory notes and related derivatives which are stated at fair value. The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, line of credit and note payable approximate fair value due to the short maturity or market rate structure of those instruments. The fair value of the compound derivatives related to the convertible debt and warrants was determined using the Black Scholes valuation model.

Derivative financial instruments

The Company’s derivative financial instruments consist of new and existing warrants and compound derivative instruments related to the $7,000 convertible senior subordinated promissory notes. These compound derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that the Company record the compound derivatives at their relative fair values as of the inception date of the agreement, and as of each subsequent balance sheet date and the warrants at their fair value as of the inception date of the agreement and as of each subsequent balance sheet date. Any change in fair value is recorded as a non-operating, non-cash charge or credit at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record a non-operating, non-cash credit. As of September 30, 2006, the derivatives were valued at $3,509. The compound derivatives and warrants were valued using the Black Scholes valuation model with the following assumptions as of September 30, 2006: dividend yield of 0%; annual volatility of 74.63%; expected life of 3 years and risk free interest rate of 4.49%. The derivatives are classified as current liabilities at September 30, 2006. See Note 10.

Accounting for stock based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R on a modified prospective basis. As a result, the Company has included stock-based compensation costs in its results of operations for the three and nine months ended September 30, 2006, as more fully described in Note 12.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Amortization of intangible assets relating to completed technology and patents have been reclassified from operating expenses to cost of goods sold. This reclassification did not affect cash flows, financial position or net loss.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. Management is currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”  (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3—NET LOSS PER SHARE:

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Options, warrants and restricted stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

The calculation of net loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net loss per share, basic and diluted:
Net loss	$(5,600)	$(1,297)	$(13,437)	$(9,076)

Net loss per share, basic and diluted	$(0.17)	$(0.04)	$(0.48)	$(0.27)

Shares used in computing net loss per share, basic and diluted	32,042	33,782	27,773	33,662

Antidilutive securities not included in net loss per share calculations	7,574	11,202	7,574	11,202

NOTE 4—COMPREHENSIVE LOSS:

Comprehensive loss includes net loss, unrealized gains and losses on investments, and foreign currency translation adjustments that have been previously excluded from net loss and reflected instead in stockholders’ equity. The following table sets forth the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net loss	$(5,600)	$(1,297)	$(13,437)	$(9,076)
Unrealized gain (loss) on other assets	(10)	14	(27)	8
Foreign currency translation adjustments	(5)	2	(12)	7

Net change in other comprehensive loss	(15)	16	(39)	15

Total comprehensive loss	$(5,615)	$(1,281)	$(13,476)	$(9,061)

NOTE 5 —CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

At December 31, 2005 and September 30, 2006, cash, cash equivalents and short term investments are summarized as follows:

	December 31, 2005	September 30, 2006
Cash and cash equivalents	$12,111	$4,593
Short-term investments due in less than one year	1,693	—

	$13,804	$4,593

The following is a summary of available-for-sale securities:

As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,693	$—	$—	$1,693

As of September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$—	$—

NOTE 6—ACQUISITIONS:

On June 1, 2005, the Company acquired 100% of the outstanding common stock of Copper Mountain for approximately $11,729. The purchase price consisted of 2,467 shares of the Company’s common stock valued in aggregate at $9,787, warrants to purchase the Company’s common stock valued at $58, acquisition related expenses consisting of legal, insurance and other professional fees of $1,503 and employee severance costs of $351. The value of the Company’s common stock was determined based on the average market price over the two day period before and after the acquisition was announced on February 11, 2005. The results of operations of Copper Mountain have been included in the consolidated statement of operations from June 1, 2005. The Company acquired Copper Mountain for its additional product and engineering resources, which are being refocused to address the Company’s expanding video market opportunities. The Company believes that the acquisition of Copper Mountain is accelerating the Company’s plans to address the growing number of opportunities in the market for video processing systems. During the three and nine months ended September 30, 2006, the Company recognized revenue of $211 and $392, respectively, from the sale of legacy Copper Mountain’s products. The Company will honor Copper Mountain’s existing customer support agreements but does not expect significant future revenue from the sale of Copper Mountain’s historical product lines.

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

Completed technology and patents are being amortized over a weighted average life of five years. Amortization of $341 and $1,023, respectively, has been included in cost of goods sold for the three and nine months ended September 30, 2006. The goodwill of $1,672 will not be deductible for tax purposes.

The following unaudited pro forma consolidated information gives effect to the acquisition of Copper Mountain as if it had occurred on January 1, 2005 by consolidating the results of operations of Copper Mountain with the results of operations of the Company for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue	$10,039	$27,231
Net loss	$(5,600)	$(21,762)
Basic and diluted net loss per share	$(0.17)	$(0.78)

NOTE 7—BALANCE SHEET COMPONENTS:

	December 31, 2005	September 30, 2006
Accounts Receivable:
Accounts receivable	$10,574	$10,341
Unbilled revenue	4,355	4,607
Allowance for doubtful accounts	(56)	(41)

	$14,873	$14,907

Inventories, net:
Finished goods	$7,794	$11,488
Raw materials	843	2,428
Allowance for excess and obsolete inventory and abandoned product	(1,918)	(1,930)

	$6,719	$11,986

Property and equipment:
Computers and software	$1,853	$1,844
Test equipment	4,837	5,414
Office equipment	68	188

	6,758	7,446
Less: accumulated depreciation	(3,931)	(4,934)

	$2,827	$2,512

Accrued liabilities:
Professional Services	$590	$743
Accrual for purchase commitments	568	1,814
Restructuring accrual	—	11
Compensation	1,518	1,402
Other	598	656

	$3,274	$4,626

Intangibles and other assets:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$13,681	$(7,769)	$5,912
Customer list	86	(39)	47
Maintenance contract renewals	50	(32)	18
Trademarks	315	(142)	173

	$14,132	$(7,982)	6,150

Other non-current assets			155

			$6,305

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortized intangible assets:
Completed technology and patents	$13,681	$(8,990)	$4,691
Customer list	86	(48)	38
Maintenance contract renewals	50	(39)	11
Trademarks	315	(176)	139

	$14,132	$(9,253)	4,879

Other non-current assets			635

			$5,514

The aggregate amortization expense for the three months ended September 30, 2005 and 2006 was $447 and $424, respectively and $1,223 and $1,271 for the nine months ended September 30, 2005 and 2006.

Minimum future amortization expense for subsequent years is as follows:

2006	$424
2007	1,649
2008	1,247
2009	1,115
2010	444

$4,879

NOTE 8 – INDEBTEDNESS

Line of Credit

On September 23, 2004, the Company entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005 and modified in June 2006. This facility expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the bank’s prime rate, 8.25% as of September 30, 2006, plus 1.75%. The rate may increase by 1.0% if the Company does not meet certain financial covenants. All of the Company’s assets are pledged as collateral and the credit facility contains various covenants. The Company was in compliance with these financial covenants as of September 30, 2006. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, the Company had $6,691 of available borrowings under this facility as of September 30, 2006. The Company had outstanding borrowings under this facility of $4,254 at September 30, 2006.

Note Payable

As part of the Company’s acquisition of VTC from Tektronix, Inc. in November 2002, the Company issued a note payable to Tektronix, Inc. for $3,232, with repayment in ninety months, or November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest was added to the principal balance of the note. Thereafter, the Company will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full. As of September 30, 2006, this note payable balance, including accrued interest, was $4,239. The Company paid $66 and $131 of interest in the three and nine months ended September 30, 2006.

NOTE 9 – RESTRUCTURING COSTS

In April 2006, the Company announced a restructuring program that included a workforce reduction and closing of the UK office. As a result of this restructuring program, the Company recorded restructuring costs of $359 consisting of severance payments and office closure costs. As of September 30, 2006, there were $11 of costs remaining to be paid in the fourth quarter of 2006.

NOTE 10—CONVERTIBLE SENIOR SUBORDINATED PROMISSORY NOTES AND RELATED OBLIGATIONS:

On August 22, 2006, the Company entered into a purchase agreement (the “Purchase Agreement”) with institutional investors (the “Investors”) for the private sale of $7.0 million of convertible notes and warrants to purchase common stock. Pursuant to the Purchase Agreement, the Company completed a private placement of 8% Convertible Senior Subordinated Promissory Notes (the “Notes”) and warrants to purchase 2,815,766 shares of common stock (the “New Warrants”). Under the terms of the purchase agreement, interest on the Notes is payable to the Investors at the rate of 8% per annum payable quarterly in cash or stock, in arrears on each three month anniversary of the original issue date of the Note. The Notes are convertible into 5,631,539 shares of Tut Systems’ common stock at a conversion price of $1.243 per share, subject to certain adjustments, at the option of the Investors and are due on August 22, 2009. Following the two year anniversary of the original issue date of the Notes, the Company may prepay the Notes, subject to certain conditions. The New Warrants are exercisable at a price of $1.356 per share at any time after February 22, 2006 and they expire on August 22, 2011.

Under certain circumstances, the Notes may be converted into the Company’s common stock at conversion prices that are low enough that the shares required would be in excess of the shares currently authorized by the Company. If the Company was in a situation where the current shares authorized were not sufficient to cover the conversion amount, a cash payment would be required. Since there is a possibility that a cash payment would be required, certain features of the Note as well as other equity related instruments have been recorded as liabilities on the Company’s consolidated balance sheets.

The $7.0 million of Notes includes certain features that are considered derivative financial instruments, including a conversion option and a contingent put option. These features are described below, as follows:

•	The Notes are convertible at the holder’s option at any time at the fixed conversion price of $1.243 per share.

•	The Notes’ contain provisions which are operative upon certain events of default, including a change in control. In the event of default, the holder has the right to call the debt, at the greater of a 2% premium on the principal, plus all accrued and unpaid interest and liquidated damages, or an event equity value of the underlying shares that would be issued upon conversion of the principal amount and accrued but unpaid interest. In the event of a change in control, the holder has the right to call the debt, at the greater of a 25% premium on the principal, plus all accrued and unpaid interest and liquidated damages, or an event equity value of the underlying shares that would be issued upon conversion of the principal amount and accrued but unpaid interest.

•	The conversion option derivative and the contingent put option derivative are interrelated and as such have been evaluated together as a compound derivative. The fair value of the conversion feature and contingent option feature has been bifurcated and recorded on the Company’s consolidated balance sheets at its fair value.

The Warrants that the Company issued in conjunction with the Notes, also contain certain features that are considered derivative financial instruments, such as the possibility of net cash settlement. In addition, these features also affect the previous warrants that were issued on July 19, 2005 to purchase 2,767,495 of Tut Systems’ common stock at an exercise price of $4.25 per share (the “Old Warrants”).

The accounting treatment of the derivatives, New Warrants and Old Warrants require that the Company record the compound derivatives at their relative fair value as of the inception date of such agreements, and as of each subsequent balance sheet date and the New Warrants and Old Warrants at their fair value as of the inception date of such agreements, and as of each subsequent balance sheet date. Any change in fair value will be recorded as a non-operating, non-cash charge or credit at each reporting date. If the fair value of the derivatives and New Warrants and Old Warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and New Warrants and Old Warrants is lower at the subsequent balance sheet date, the Company will record a non-operating, non-cash credit. As of September 30, 2006, the derivatives related to the Notes were valued at $1,935 and the derivatives related to the New Warrants and Old Warrants were valued at $1,574. All derivatives were evaluated using the Black Scholes valuation model with the following assumptions as of September 30, 2006, respectively: dividend yield of 0%; annual volatility of 74.63%; expected life of 3 years and risk free interest rate of 4.49%. All derivatives are classified as current liabilities at September 30, 2006. The change in fair value of $2,483 is included in other income (expense) on the consolidated statements of operations.

The initial relative fair value assigned to the compound derivative related to the Notes was $3,181 and the initial fair value assigned to the derivatives related to the New Warrants was $1,940, both of which were recorded as discounts to the Notes and are being recorded at fair market value at each balance sheet date. The initial fair value on the Old Warrants was $871 which was recorded as a reduction to additional paid in capital. In addition, the initial fair value assigned to the derivatives was $5,121 which was recorded as a discount to the Notes which is being amortized to interest expense over the expected term of the debt, using the straight line method. At September 30, 2006, the unamortized discount on the Notes was $4,939. Debt issuance costs of $500 have been recorded in long term other assets and will be amortized over the term of the debt, using the straight line method.

Future principal and interest obligations due under the Notes, assuming the Company will not be in default of the provisions in the Notes as discussed above, are as follows:

2006	$140
2007	560
2008	560
2009	7,400

Total	$8,680

The following table presents a reconciliation between the principal amount of the Note and the current and long term carrying amount of the Notes on the consolidated balance sheets:

September 30, 2006
Principal notes balance	$7,000
Accrued interest	20
Unamortized discount on notes	(4,939)

Total senior subordinated promissory note	2,081
Derivative valuation	1,935
Warrant valuation	1,574

Total senior subordinated promissory note and related obligations	$5,590

NOTE 11—COMMITMENTS AND CONTINGENCIES:

Lease obligations

The Company leases office, manufacturing and warehouse space under noncancelable operating leases that expire in 2007 and 2010. In January 2006, the Company entered into a lease agreement for a facility in San Diego, California that expires in February, 2010. The Company also leases certain office equipment under capitalized lease obligations that expire in 2008.

Minimum future lease payments under operating and capital leases at September 30, 2006 are as follows:

	Operating Leases	Capital Leases
2006	$309	$15
2007	1,076	59
2008	330	44
2009	404	—
2010	61	—

	$2,180	118

Less amount representing interest		(9)

		109
Less current portion		(56)

		$53

Rent expense for the three months ended September 30, 2005 and 2006 was $366 and $305 respectively and $1,047 and $987 for the nine months ended September 30, 2005 and 2006, respectively. At September 30, 2006, the cost of the leased capital assets was $168 with accumulated amortization of $56 resulting in a net book value of leased capital assets of $112.

Purchase commitments

The Company had noncancelable commitments to purchase finished goods inventory totaling $450 and $108 in aggregate at December 31, 2005 and September 30, 2006, respectively. These purchase commitments represent outstanding purchase orders submitted to the Company’s third party manufacturers for goods to be produced and delivered to the Company in 2006.

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

In the event that all or substantially all of the issuer-defendants participate in the final settlement, the amount that may be paid to the plaintiffs on behalf of the Company could range from zero to approximately $7.0 million which consists of the approximately $3.5 million from the Copper Mountain action described above and approximately $3.5 million from the Whalen action described above, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties and the amount of insurance available under the Company’s applicable insurance policies. If the plaintiffs recover at least $1 billion from the underwriter-defendants, no settlement payments would be made on behalf of the Company under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, the Company believes that its insurance will likely cover some or its entire share of any payments towards satisfying its share of plaintiffs’ $1 billion recovery amount. Management estimates that its range of loss relative to this matter is zero to $7.0 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of September 30, 2006, the Company has not accrued a liability for this matter.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 12 – STOCK-BASED COMPENSATION

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

Generally, stock options are granted with vesting periods of four years and have an expiration date of ten years from the date of grant. However, in the event of a change in control, as defined in our Change in Control plans eligible employees who terminate employment under various circumstances during the twelve-month period after a change in control will be entitled to certain separation benefits including partial or full accelerated vesting of unvested options and severance pay. Benefits may be limited in certain circumstances due to certain tax code provisions.

Stock Option Activity

The following is a summary of options activities:

			Outstanding Options
	Shares Available For Grant	Options Exercised	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, December 31, 2005	1,168	2,015	4,753	$0.52-68.25	$23,404	$4.92
Options authorized	375	—	—	—	—	—
Options granted	(1,423)	—	1,423	0.99-3.27	2,852	1.99
Options exercised	—	235	(235)	0.92-3.52	(331)	1.41
Options expired	—	—	—	—	—	—
Options terminated	447	—	(447)	1.21-41.75	(2,133)	4.77

Balance, September 30, 2006	567	2,250	5,494	$0.52-68.25	$23,792	$4.33

At September 30, 2006 options to purchase 5,494 shares of common stock were unexercised. The weighted average exercise price of these options was $4.33 per share and the aggregate intrinsic value was $18. The weighted-average remaining term was 7.17 years.

At September 30, 2006 vested options to purchase 4,108 shares of common stock were unexercised. The weighted average exercise price of these options was $5.11 per share and the aggregate intrinsic value was $18. The weighted-average remaining contractual term was 6.35 years.

Total unrecognized compensation cost as of September 30, 2006 was $1,902. The weighted-average remaining recognition period was 2.81 years.

The weighted average exercise price of options granted during the three and nine months ended September 30, 2006 was $1.13 and $1.99 per share. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 30, 2006 was approximately $19 and $684. The intrinsic value of these options for the three and nine months ended September 30, 2006, was $7 and $352, respectively. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position. The Company issues new shares of common stock upon exercise of stock options.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 - 1.09	119	5.27	$0.86	115	$0.85
1.12 - 1.12	624	9.88	1.12	52	1.12
1.16 - 1.41	666	6.43	1.28	607	1.29
1.43 - 1.49	780	5.20	1.48	775	1.48
1.55 - 2.50	583	5.58	2.10	541	2.08
2.54 - 2.90	665	9.59	2.80	79	2.89
2.92 - 3.02	685	8.71	2.99	585	3.00
3.04 - 5.01	663	7.15	4.32	645	4.35
5.07 - 28.00	557	6.08	11.10	557	11.10
31.38 - 68.25	152	3.62	44.73	152	44.73

	5,494			4,108

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock-based compensation plans prior to the adoption. For the purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes valuation model and amortized on a straight-line basis over the vesting periods of the awards. Disclosures for the nine months ended September 30, 2006 are not presented because stock-based payments were accounted for under SFAS No. 123R’s fair value method during this period.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss – as reported	$(5,600)	$(13,437)

Stock based employee compensation expense included in net loss	27	249
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(503)	(1,550)

Net loss – pro forma	$(6,076)	$(14,738)

Basic and diluted net loss per share – as reported	$(0.17)	$(0.48)

Basic and diluted net loss per share – pro forma	$(0.19)	$(0.53)

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

During the three and nine months ended September 30, 2006, the Company granted approximately 687 and 1,423 options, respectively, with an estimated total grant-date fair value of $779 and $2,805. During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation related to stock options of $200 and $543, respectively, for the options that vested during the three and nine months ended September 30, 2006. There was no income tax benefit realized because of the Company’s loss position.

As a result of adopting SFAS No. 123R on January 1, 2006, our net loss for the three-and nine month ended September 30, 2006, is $288 and $590, respectively, higher than had we continued to account for stock-based employee compensation under APB No. 25. The adoption of SFAS No. 123R did not have a material impact on basic and diluted net loss per share for the three months ended September 30, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operating or financing activities.

Valuation Assumptions

In connection with the adoption of SFAS No. 123R, the Company estimated the fair value of stock options using a Black-Scholes valuation model. The following table outlines the weighted average assumptions for both the stock options granted and the purchase rights issued:

	Stock Option Plans Three Months Ended September 30,		Employee Stock Purchase Plan Three Months Ended September 30,
	2005	2006	2005	2006
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.7%	4.8%	3.7%	5.0%
Expected volatility	87.0%	100.0%	87.0%	39.0%
Expected life (in years)	4.0	6.25	0.5	0.5

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

Restricted Stock

In connection with restricted shares granted upon the acquisition of Copper Mountain, the Company recorded deferred stock compensation which was calculated as the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation was being amortized on a straight-line basis over the vesting periods of the underlying stock rewards. Through September 30, 2006, the Company had amortized approximately $76 of such compensation expense, with $1 and $12 being recorded in the three and nine months ended September 30, 2006. These restricted shares have been fully amortized as of September 30, 2006.

In May and June 2006, the Company issued restricted shares to the directors of the Company. The stock compensation is being amortized on a straight-line basis over the vesting periods of the underlying stock rewards. Through September 30, 2006, the Company had amortized approximately $27 and $38 of such expense, recorded in the three and nine months ended September 30, 2006. These restricted shares are expected to fully amortize over the next three years.

A summary of the status of the Company’s unvested restricted shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Restricted Stock
	Number of shares	Weighted- average grant- dated fair value
Unvested at December 31, 2005	5	$3.97
Awards granted	125	2.57
Awards vested	(17)	2.81
Awards cancelled/expired/forfeited	(2)	3.97

Unvested at September 30, 2006	111	$2.57

NOTE 13—SEGMENT INFORMATION:

Revenue

The Company currently targets its sales and marketing efforts to both public and private service providers and users across two related markets. The Company currently operates in a single business segment as there is only one measurement of profitability for its operations. Revenue relating to the private broadband network products was $1,228 and $1,085 for the three months ended September 30, 2005 and 2006, respectively. Revenue relating to the private broadband network products was $3,630 and $3,235 for the nine months ended September 30, 2005 and 2006, respectively. Revenue related to video processing systems was $8,098 and $6,922 for the three months ended September 30, 2005 and 2006, respectively. Revenue related to video processing systems was $20,911 and $24,208 for the nine months ended September 30, 2005 and 2006, respectively. Revenue related to legacy product sales from the Copper Mountain merger was $713 and $211 for the three months ended September 30, 2005 and 2006, respectively. Revenue related to legacy product sales from the Copper Mountain merger was $2,225 and $392 for the nine months ended September 30, 2005 and 2006, respectively. Revenues are attributed to the following countries based on the location of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
United States	$7,330	$7,151	$21,278	$23,718
International:
Canada	609	234	1,344	264
China	1,149	59	1,855	1,832
Ireland	2	—	487	192
Qatar	704	461	713	1,011
All other countries	245	313	1,089	818

	$10,039	$8,218	$26,766	$27,835

No individual customer accounted for greater than 10% of the Company’s revenue for the three or nine months ended September 30, 2006. Cavalier Telephone accounted for 17% and Huawai Technologies Company Ltd. accounted for 10% of the Company’s revenue for the three months ended September 30, 2005. One customer, FTC Management, Inc. accounted for 11% of the Company’s revenue for the nine months ended September 30, 2005.

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

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements contained in this quarterly report include statements about the following, among others: (1) our belief that the number of IPTV subscribers will grow significantly by the end of 2010 and that this market space will continue to become more competitive, (2) our expectation that we will compete with larger public companies as we begin to target larger telco customers, (3) our expectation that demand for our products will increase, (4) our expectation that our sales and marketing expenses will decrease in 2006, (5) our expectation that sales of private broadband network products will increase slightly for the remainder of 2006 compared with 2005 (6) our expectation that capital expenditures for research and development will be lower than 2005 expenditures, (7) our expectation that capital expenditures in 2006 will be comparable with 2005 expenditures and that these capital expenditures will be funded from cash, cash equivalents and availability under the credit facility, (8) our expectation that we will incur losses in the near future, (9) our expectation that some competitors will market some of their products for use in TV over DSL applications, (10) our anticipation that our sales and operating margins will continue to fluctuate, (11) our anticipation that we will generally continue to invoice foreign sales in U.S. dollars, (12) our intention to continue to evaluate new acquisition candidates, divesture and diversification strategies, (13) our expectation that customers outside of the United States will represent a significant and growing portion of our revenue, (14) our expectation that research and development expenditures will be less than expenditures in 2005.

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

For the three months ended September 30, 2005 and 2006, international sales represented 27.0%, and 13.0% of our total sales, respectively. For the nine months ended September 30, 2005 and 2006, international sales represented 20.5% and 14.8% of our total sales, respectively.

Material Trends and Uncertainties

We pay close attention to and monitor various trends and uncertainties about our business. There is a growing demand by independent operating telephone companies to offer video services to their customer base. According to a recent release from Gartner, Inc. in September 2006, the number of households around the world subscribing to IPTV will reach 48.8 million in 2010. While this growing market presents opportunities to serve a larger customer base, we are also encountering increasing competition as more companies compete to sell digital TV headend products. We expect this market space will continue to become more competitive in the future. Our immediate competitors in the digital TV headend markets have been primarily small private companies that were focused on a narrower product line than ours and thereby may have been able to devote substantially more targeted resources to developing, marketing and selling new products than we are able to. Certain of these companies have become targets for acquisition by larger companies. If such acquisitions were to occur, we may face competitors with substantially greater name recognition, and technical, financial and marketing resources than we have. This increased competitive pressure may adversely affect the amount and timing of our revenue in future periods, thereby making it more difficult for us to accurately forecast our future revenue, and may also adversely affect our product margins.

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

As we continue to capitalize on the growing number of telcos deploying video services in the United States and abroad, we will continue to aggressively market our new and existing products and expand our marketing and sales efforts domestically and internationally. Nevertheless, our sales activities have been and will continue to be subject to competitive market pressure. We believe that in certain competitive markets, our prospective customer purchase decisions continue to be impacted by lengthening of the purchase decision because of several factors that are affecting the overall digital TV headend market. Such factors include, but are not limited to, the delays in the introduction of advanced compression technology set top boxes, the transition to more efficient data transmission technologies and the emergence of video signal encryption requirements. We expect our sales and marketing expenses to decrease in 2006 compared to our spending in 2005.

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

Results of Operations

The following table sets forth items from our statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of goods sold	78.3	68.0	69.4	67.7

Gross margin	21.7	32.0	30.6	32.3

Operating expenses:
Sales and marketing	26.5	22.5	29.5	24.3
Research and development	38.8	35.5	34.5	32.7
General and administrative	10.6	15.4	15.6	14.2
Restructuring costs	1.3	—	0.5	1.3
Amortization of intangibles	0.2	0.2	0.2	0.2

Total operating expenses	77.4	73.6	80.3	72.6

Loss from operations	(55.7)	(41.6)	(49.7)	(40.4)
Gain on convertible notes derivative liabilities	—	30.2	—	8.9
Amortization of debt discount	—	(2.2)	—	(0.7)
Interest and other income, net	(0.1)	(2.2)	(0.5)	(0.5)

Net loss	(55.8)%	(15.8)%	(50.2)%	(32.6)%

Three and Nine Months Ended September 30, 2005 and 2006

Total Revenue: For the three months ended September 30, 2006, our total revenue decreased by 18.1% to $8.2 million from $10.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our total revenue increased by 4.0% to $27.8 million from $26.8 million for the nine months ended September 30, 2005. Sales of video processing system products decreased from $8.1 million in the third quarter of 2005 to $6.9 million in the third quarter of 2006. The $1.2 million decrease in third quarter video processing system products revenue was due primarily to the adverse effect of several digital TV headend sales not closing during the period expected. Sales of video processing system products increased from $20.9 million in the nine months ended September 30, 2005 to $24.2 million in the nine months ended September 30, 2006. The $3.3 million increase in video processing system products revenue was due primarily to the introduction of our upgraded Astria video processing systems that incorporate recent Motion Pictures Experts Group (MPEG) advanced video compression technologies or MPEG-4. Our upgraded Astria products enable our customers to address a larger percentage of their geographic market and deliver advanced video services. Sales of private broadband network products decreased from $1.2 million in the third quarter of 2005 to $1.1 million in the third quarter of 2006 and decreased from $3.6 million in the nine months ended September 30, 2005 to $3.2 million due primarily to the slower market acceptance of our next generation of service management products for the multiple dwelling unit and enterprise market. We expect product sales of private broadband network products to increase slightly during the remainder of 2006 as these new products gain market acceptance.

Cost of Goods Sold. For the three months ended September 30, 2006, our cost of goods sold decreased by 29.0% or $2.3 million to $5.6 million from $7.9 million for the three months ended September 30, 2005. The decrease in cost of goods sold was due to decreased materials cost of $1.1 million, an impairment charge of $0.2 million of intangibles relating to technology acquired with the VTC acquisition and an increase in inventory reserves of $0.8 million during the three months ended September 30, 2005 and $0.2 million of personnel costs. For the nine months ended September 30, 2006, our cost of good sold increased by $0.3 million to $18.9 million from $18.6 million for the nine months ended September 30, 2005. The increase in cost of goods sold was due to an increase of $1.6 million in materials costs, offset by a $0.5 million charge in the nine months ended September 30, 2005 to amortize backlog acquired in the Copper Mountain merger and a $0.8 million charge to inventory reserves in 2005.

Sales and Marketing. For the three months ended September 30, 2006, our sales and marketing expenses decreased by 30.7% to $1.8 million from $2.7 million for the three months ended September 30, 2005. The $0.8 million decrease for the third quarter of 2006 when compared with the same period in 2005 was due to $0.5 million of personnel costs, $0.1 million of contractor and outside service costs, $0.1 million in travel costs and $0.1 million of demonstration costs. For the nine months ended September 30, 2006, our sales and marketing expenses decreased by 14.5% to $6.8 million from $7.9 million for the nine months ended September 30, 2005. The $1.1 million decrease is due to a decrease in personnel costs of $0.6 million, a decrease in contractors and outside services cost of $0.3 million and $0.4 million decrease in purchases of demonstration equipment offset by an increase of $0.1 million in trade show costs and $0.1 million increase in depreciation of fixed assets.

Research and Development. For the three months ended September 30, 2006, our research and development expense decreased by 24.9% to $2.9 million from $3.9 million for the three months ended September 30, 2005. The $1.0 million decrease in our research and development expense for the third quarter of 2006 when compared with the same period in 2005 was due to a decrease in personnel related costs of $0.8 million, $0.2 million in contractors and outside service costs and $0.1 million in travel costs Partially offsetting these decreases was an increase in purchases of supplies and small equipment of $0.1 million. For the nine months ended September 30, 2006, our research and development expenses decreased by 1.3% million to $9.1 million from $9.2 million for the nine months ended September 30, 2005. The $0.1 million decrease was due to a decrease of $0.1 million in personnel costs. Our capital expenditures for research and development were $0.1 million and $0.2 million for the three months ended September 30, 2005 and 2006, respectively and $0.6 million and $0.5 million for the nine months ended September 30, 2005 and 2006, respectively. We expect capital expenditures for research and development to be less than 2005 expenditures.

General and Administrative. For the three months ended September 30, 2006, our general and administrative expenses increased by 19.0% to $1.3 million from $1.1 million for the three months ended September 30, 2005. The $0.2 million increase in our general and administrative expense for the third quarter of 2006 when compared with the same period in 2005 was due primarily to

$0.1 million in personnel costs from compensation charges relating to SFAS 123, and a bad debt recovery of $0.1 million in the third quarter of 2005. For the nine months ended September 30, 2006, our general and administrative expenses decreased by 5.8% to $4.0 million from $4.2 million for the nine months ended September 30, 2005. The $0.2 million decrease is due to the one time charge of $1.2 million relating to a termination of a merger agreement in 2005 offset by an increase in personnel costs of $0.5 million, an increase in contractors and outside service costs of $0.2 million and $0.3 million of reduced bad debt recoveries.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of intangibles related to the acquisitions of VTC in 2002 and Copper Mountain in 2005. The intangible assets subject to amortization from these acquisitions consist primarily of completed technology and patents. For the three months ended September 30, 2005 and 2006, total amortization of intangible assets remained consistent at $0.4 million. Total amortization of intangible assets was $1.2 million and $1.3 million for the nine months ended September 30, 2005 and 2006, respectively. Amortization expense included in cost of goods sold was $0.4 million for the three months ended September 30, 2005 and 2006 and $1.2 million for the nine months ended September 30, 2005 and 2006.

Restructuring Costs. In April 2006, we announced a restructuring program that included a workforce reduction and the closure of the UK office. As a result of this restructuring program, we recorded costs of $0.4 million consisting of severance payments and office closure costs. As of September 30, 2006, there were $11,000 of costs remaining to be paid out in the fourth quarter of 2006.

Interest and Other Expense, Net. Interest and other income, net consists primarily of interest income and expense and foreign currency exchange gains and losses. For the three months ended September 30, 2005 and 2006, our interest and other income was an expense of $10,000 and $0.2 million, respectively. For the nine months ended September 30, 2005 and 2006, our interest and other income was an expense of $0.1 million and $0.2 million, respectively.

Gain on Convertible Notes Derivative Liabilities and Amortization of Debt Discount. The net credit is primarily due to the increase in the non-operating, non-cash credits in relation to the change in value of the compound derivatives and warrants related to the convertible notes issued in August, 2006. These non-operating, non-cash credits resulted from mark to market changes on derivatives and warrants and interest and debt issuance costs associated with the Notes. Since the fair value of the warrants and derivatives is tied in large part to our stock price, in the future, if our stock price increases between reporting periods, the warrants and derivatives become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges or credits will be in the future or what the future impact will be on our financial statements.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4.6 million at September 30, 2006, compared with cash and cash equivalents of $12.1 million at December 31, 2005, reflecting a net reduction in cash and cash equivalents of $7.5 million.

Cash used in operating activities was $12.9 million for the nine months ended September 30, 2006, compared with $16.0 million for the nine months ended September 30, 2005. The decreased cash used in operating activities was primarily due to a decrease in cash used by accounts receivable, and a decrease in net loss. Partially offsetting these decreases in cash usage was an increase in cash used by inventories and accounts payable and accrued liabilities.

Cash provided by investing activities included the sale of short term investments of $1.7 million offset by additions to property and equipment of $0.9 million for the nine months ended September 30, 2006. In 2006, we expect capital expenditures to be comparable with 2005 expenditures. We expect these capital expenditures to be funded from cash and cash equivalents and the availability under the credit facility.

Cash provided by financing activities included proceeds from the convertible debt financing of $7.0 million and from the issuance of common stock related to the exercise of stock options of $0.4 million offset by the repayment of the line of credit of $2.8 million.

Off Balance Sheet Arrangements

As of September 30, 2006, we did not have any off balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4). We did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2006:

	Payments due by period (in thousands)
Contractual Obligations	Total	Remainder of 2006	2007 to 2008	2009 to 2010	Thereafter
Line of credit	$4,254	$4,254	$—	$—	$—
Long-Term Debt Obligations, including interest	4,239	86	4,153	—	—
Convertible Notes	7,000	—	—	7,000	—
Interest on Convertible Notes	1,680	140	1,120	420	—
Operating Lease Obligations	2,180	309	1,406	465	—
Capital Lease Obligations	118	15	103
Purchase Obligations	108	108	—	—	—

Total	$19,579	$4,912	$6,782	$7,885	$—

On September 23, 2004, we entered into a revolving asset based credit facility (“credit facility”), with Silicon Valley Bank (“the Bank”) which was amended on December 29, 2005 and modified in June 2006. This facility expires on September 23, 2007. Borrowings under the credit facility are formula based and limited to the lesser of $10.0 million or an amount based on a percentage of eligible accounts receivable and eligible inventories. The interest rate on outstanding borrowings is equal to the Bank’s prime rate, 8.25% as of September 30, 2006, plus 1.75%. The rate may increase by 1.0% if we do not meet certain financial covenants. All of our assets are pledged as collateral, and the credit facility contains various covenants. We were in compliance with these financial covenants as of September 30, 2006. Based on the maximum percentages of eligible accounts receivable and eligible inventory levels, the maximum amount of available borrowings was $6.7 million under this facility as of September 30, 2006. We had outstanding borrowings of $4.3 million at September 30, 2006.

As part of our acquisition of VTC from Tektronix in November 2002, we issued a note payable to Tektronix for $3.2 million, with repayment in ninety months, or by November 2007. The interest rate on this note is 8% and is compounded annually. Through January 31, 2006, the accrued interest is added to the principal balance of the note. Thereafter, we will pay accrued interest on this note commencing on January 31, 2006 and on each April 30, July 31 and October 31 thereafter until the principal balance is paid in full in November 2007. Principal and accrued interest on the note payable is $4.2 million at September 30, 2006. Accrued interest during the nine months ended September 30, 2006 was $0.2 million. We paid $0.1 million in interest payments during the nine months ended September 30, 2006.

On August 22, 2006, we entered into a purchase agreement (the “Purchase Agreement”) with institutional investors (the “Investors”) for the private sale of $7.0 million of convertible notes and warrants to purchase common stock. Pursuant to the Purchase Agreement, we completed a private placement of 8% Convertible Senior Subordinated Promissory Notes (the “Notes”) and warrants to purchase 2,815,766 shares of common stock (the “New Warrants”). Under the terms of the financing, interest on the Notes is payable to the Investors at the rate of 8% per annum payable quarterly in cash or stock, in arrears on each three month anniversary of the original issue date of the Note. The Notes are convertible into 5,631,539 shares of Tut Systems’ common stock at a conversion price of $1.243 per share, subject to certain adjustments, at the option of the Investors and are due on August 22, 2009. Following the two year anniversary of the original issue date of the Notes, the Company may prepay the Notes, subject to certain conditions. The New Warrants are exercisable at a price of $1.356 per share at any time after February 22, 2006 and they expire on August 22, 2011.

Under certain circumstances, the Notes may be converted into the Company’s common stock at conversion prices that are low enough that the shares required would be in excess of the shares currently authorized by the Company. If the Company was in a situation where the current shares authorized were not sufficient to cover the conversion amount, a cash payment would be required. Since there is a possibility that a cash payment would be required, certain features of the Notes as well as other equity related instruments have been recorded as liabilities on our consolidated balance sheets.

The $7.0 million of Notes includes certain features that are considered compound derivative financial instruments, such as a conversion option and a contingent put option.

The New Warrants contain certain features that are considered derivative financial instruments such as the possibility of net cash settlement. In addition, these features also affect the previous warrants that were issued on July 19, 2005 to purchase 2,767,495 of Tut Systems’ common stock at an exercise price of $4.25 per share (the “Old Warrants”).

        The accounting treatment of the compound derivatives embedded in the Notes, the New Warrants and the Old Warrants requires that we record the compound derivatives at their relative fair value as of the inception date of the agreement and as of each subsequent balance sheet date and the New Warrants and Old Warrants at their fair value as of the inception date of the agreement and as of each subsequent balance sheet date. Any change in fair value will be recorded as a non-operating, non-cash income or expense at each reporting date. If the fair value of the Notes, the New Warrants and Old Warrants is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the Notes, New Warrants and Old Warrants is lower at the subsequent balance sheet date, we will record a non-operating, non-cash credit. As of September 30, 2006, the derivatives bifurcated from the Notes were valued at $1.9 million and New Warrants and Old Warrants were valued at $1.6 million. All derivatives and the New Warrants and Old Warrants were evaluated using the Black Scholes valuation model with the following assumptions as of September 30, 2006, respectively: dividend yield of 0%; annual volatility of 74.63%; expected life of 3 years and risk free interest rate of 4.49%. The derivatives are classified as current liabilities at September 30, 2006. The change in fair value is included in other income (expense) on the consolidated statements of operations.

The initial relative fair value assigned to the compound derivatives on the Notes was $3.2 million and the initial relative fair value assigned to the New Warrants was $1.9 million, both of which were recorded as discounts to the Notes and are being recorded at fair market value at each balance sheet date. The initial fair value of the Old Warrants was $0.9 million which was recorded as a reduction to additional paid in capital. In addition, the initial relative fair value assigned to the discount on the Notes was $5.1 million which was recorded as discounts to the Notes and is being amortized to interest expense over the expected term of the debt, using the straight line method. At September 30, 2006, the unamortized discount on the Notes was $4.9 million. Debt issuance costs of $0.5 million have been recorded in long term other assets and will be amortized over the term of the debt, using the straight line method.

Since January 1, 2006 we have continued to incur operating losses and negative cash flows from operating activities aggregating $9,076 and $12,850, respectively, for the nine months ended 2006. These losses were primarily attributed to revenue shortfalls compared to our 2006 Plan. In addition, we have relatively limited liquidity alternatives available to us. On August 23, 2006, we sold $7 million of 8% convertible notes. However, even after this debt offering we remain cash constrained. As of September 30, 2006, we had $2.4 million of remaining borrowing capacity under our secured line of credit, which expires September 23, 2007.

We are continuing our efforts to increase liquidity, including collecting receivables and decreasing inventories. We also continue to actively pursue additional revenue opportunities. Revenue opportunities for our video processing systems include plans to expand the number of our local and international telephone customers, upgrade existing customers to current product offerings, and expand our customer base to include large, tier-one telephone companies. Revenue opportunities for our broadband transport and service management products include plans to increase revenue from new and existing customers from recently upgraded product offerings. Additionally, we are also exploring other alternatives which may include additional financing, strategic alliances, acquisition or merger.

We cannot provide any assurance that we will accomplish such operational or strategic actions and if we are unable to do so, we may not be able to achieve our currently contemplated business objectives, or the timing in reaching those objectives may be delayed.

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

Derivative financial instruments. Our derivative financial instruments consist of compound derivatives and new and existing warrants related to $7.0 million of convertible senior subordinated promissory note. These compound derivatives include certain conversion features and variable interest features. The accounting treatment of derivatives requires that we record the compound derivatives at their relative fair values as of the inception date of the agreement and as of each subsequent balance sheet date and the Warrants at their fair values as of the inception date of the agreement and as of each subsequent balance sheet date. Any change in fair value is recorded as a non-operating, non-cash charge or credit at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record a non-operating, non-cash credit. As of September 30, 2006, the derivatives were valued at $3.5 million. The compound derivatives and warrants were valued using the Black Scholes valuation model with the following assumptions as of September 30, 2006: dividend yield of 0%; annual volatility of 74.63%; expected life of 3 years and risk free interest rate of 4.49%. The derivatives are classified as current liabilities at September 30, 2006.

Stock-based Compensation: Effective January 1, 2006, we adopted SFAS No. 123R on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for the three and nine months ended September 30, 2006, as more fully described in Note 12. We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Recent Accounting Pronouncements: In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”  (“EITF No. 06-03”). We are required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on the our consolidated financial position, results of operations or cash flows.

RISK FACTORS THAT COULD AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK

The Company may need additional capital to sustain operations.

While we are engaged in various activities that may provide increased liquidity, we may need to obtain additional capital in the future both to sustain our operations and to fund operating deficits. Were such additional capital required, we can not assure you that we will be successful in obtaining additional capital, or that such additional capital will be sufficient to enable us to sustain operations and achieve our business objectives. Without additional investment, we may be forced to cease operations at an undetermined future date. If we cease operations, the value of our assets may be impaired.

We have a history of significant losses, and we may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of September 30, 2006, we had an accumulated deficit of $322.2 million. We expect to incur losses in the near future. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability. We may not be able to generate a sufficient level of revenue to offset our current level of expenses. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short-term, we may be unable to adjust our spending in a timely manner to respond to any unanticipated decline in revenue. If we fail to achieve and maintain profitability within the timeframe expected by securities analysts or investors, then the market price of our common stock will likely decline.

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

Sales to customers outside of the United States accounted for approximately 20.5% and 14.8% of revenue for the nine months ended September 30, 2005 and 2006 respectively. Sales and operating activities outside of the United States are subject to inherent risks, including fluctuations in the value of the United States dollar relative to foreign currencies; tariffs, quotas, taxes and other market barriers; political and economic instability; restrictions on the export or import of technology; potentially limited intellectual property protection; difficulties in staffing and managing international operations and potentially adverse tax consequences. Any of these factors may have a material adverse effect on our ability to grow or maintain international revenue.

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

Our ability to achieve our planned sales growth and retain customers will depend in part on the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. As our systems and products become more complex, we believe our ability to provide adequate customer support will be increasingly important to our success. We have limited experience with widespread deployment of our products to a diverse customer base, and we cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have an adverse impact on our reputation and relationship with our customers could prevent us from gaining new customers and could harm our revenue and profitability.

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

The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. In particular, trading volume historically has been low and the market price of our common stock has decreased dramatically in recent months. Since the announcement of our acquisition of VTC, the closing price of our common stock, as traded on The Nasdaq National Market, has fluctuated from a low of $0.91 to a high of $7.49 per share. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Substantially all of our common stock may be sold without restriction in the public markets, subject only in the case of shares held by our officers and directors and affiliates to volume and manner of sale restrictions (other than as described in the following sentence). The approximately 3.3 million shares of common stock that we issued to Tektronix in connection with our November 2002 acquisition of VTC were restricted securities, as that term is defined in Rule 144 under the Securities Act, and therefore subject to certain restrictions. However, we are contractually obligated to file and keep effective a registration statement in order to allow Tektronix to sell these shares to the public. Likewise, Tektronix has the right (subject to certain exceptions) to include these shares in certain registration statements pursuant to which we may sell shares of our common stock. During 2006, Tektronix sold 0.4 million shares of common stock. At September 30, 2006, Tektronix owns 1.9 million shares of common stock.

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

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. Particularly, Section 404 of the Sarbanes-Oxley Act, when it becomes applicable to us, will require management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management. We expect that our independent registered public accounting firm will be required to attest to the design and effectiveness of our internal controls over financial reporting beginning with the filing of the annual report on Form 10-K for the fiscal year ending December 31, 2007, and with each subsequently filed annual report on Form 10-K. We expect to incur significant additional accounting and legal expenses in the process of documenting and testing our internal control systems and procedures and in making improvements in order for us to comply with the requirements of Section 404. We cannot predict the outcome of our assessment of our internal control over financial reporting. If we conclude in future periods that our internal control over financial reporting is not effective or if our independent registered public accounting firm is unable to provide an unqualified opinion as of future year-ends, investors may lose confidence in our financial statements, and the price of our stock may suffer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at September 30, 2006.

We have no investments, nor are any significant sales, expenses, or other financial items denominated in foreign country currencies. All of our international sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, reduce the demand for our products.

We have multiple derivatives included in the Convertible Senior Subordinated Promissory Notes (“the Notes”) entered into in August 2006. Pursuant to the Note agreement, Warrants to purchase an aggregate of 2.8 million shares of our common stock was issued to private investors. The compound derivatives in the agreement, have been recorded at their relative fair value at the inception date of the agreement, August 22, 2006, and will be updated as of each subsequent balance sheet date. The Warrants issued in August 2006 and Warrants issued in July 2005 were recorded at fair value at the inception date of the agreement, August 22, 2006 and will be updated as of each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge or credit at each reporting date. The impact of these non-operating, non-cash charges or credits could have an adverse effect on our stock price in the future.

The fair value of the Warrants and derivatives are tied in a large part to our stock price. If our stock price increases between reporting periods, the Warrants and derivatives become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges or credits will be in the future or what the future impact will be on our financial statements.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the third quarter of 2006 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A – “Risk Factors that Could Affect our Operating Results and the Market Price of our Stock” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the following risk factors:

The Company will need additional capital to sustain operations.

We will most likely need to obtain additional capital in the future both to sustain our operations and to fund operating deficits that we anticipate will continue until we can realize revenue from current accounts receivable. We can not assure you that we will be successful in obtaining sufficient additional capital, or that such additional capital will be sufficient to enable us to sustain operations and improve our business so as to have a material positive effect on our operations and cash flow. Without additional investment, we may be forced to cease operations at an undetermined future date. It is uncertain whether our assets will retain any value if we cease operations. We can not assure you that additional funding will be available to us before we can realize revenue from current accounts receivable or are forced to cease operations.

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

We have provided updated Risk Factors in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part 1 of this report. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

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

Date: November 14, 2006

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